Form 10-Q
period 1996-07-31
UNIFY CORP
filed 1996-09-13
CIK 880562

- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   ------------------

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 1996

                          Commission File Number  001-11807
                               ---------------------------

                                  UNIFY CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   94-2710559
- -----------------------------------    ----------------------------------------
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                         NUMBER)

                             181 METRO DRIVE, THIRD FLOOR
                             SAN JOSE, CALIFORNIA  95110
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              TELEPHONE:  (408) 467-4500
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X              NO
                               ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       7,826,000 shares of Common Stock, $.001 par value, as of August 31, 1996

- --------------------------------------------------------------------------------

                                  UNIFY CORPORATION
                                      FORM 10-Q

                                        INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            as of  July 31, 1996 and April 30, 1996. . . . . . . . .     3

         Condensed Consolidated Statements of Operations
            for the three months ended July 31, 1996 and 1995. . . .     4

         Condensed Consolidated Statements of Cash Flows
            for the three months ended July 31, 1996 and 1995. . . .     5

         Notes to Condensed Consolidated Financial Statements. . . .     6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . .     8


PART II. OTHER INFORMATION

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .    13

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    13


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                                  UNIFY CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                             July 31,      April 30,
                                                               1996          1996
                                                           -----------    ----------
                                                           (unaudited)         *
ASSETS
Current assets:
  Cash and cash equivalents                                 $  15,130      $   3,028
  Short-term investments                                        8,579              -
  Accounts receivable, net                                      8,266          5,270
  Prepaid expenses and other current assets                       878          1,012
                                                            ---------      ---------
     Total current assets                                      32,853          9,310

Property and equipment, net                                     3,391          3,358
Other assets                                                      250            329
                                                            ---------      ---------
     Total assets                                           $  36,494      $  12,997
                                                            ---------      ---------
                                                            ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt                         $     234      $     255
  Accounts payable                                              1,584          1,866
  Amounts due to minority interest shareholders                 1,567          1,392
  Accrued compensation and related expenses                     2,085          1,655
  Other accrued liabilities                                     2,699          2,675
  Deferred revenue                                              4,263          4,650
                                                            ---------      ---------
     Total current liabilities                                 12,432         12,493

Long-term debt, net of current portion                          2,427          2,456
Minority interest                                                 382            495

Redeemable preferred stock                                          -         26,726

Shareholders' equity (deficit):
  Common stock                                                      8              2
  Additional paid-in capital                                   52,355          2,188
  Notes receivable from shareholders                             (204)          (265)
  Cumulative translation adjustments                             (811)          (816)
  Accumulated deficit                                         (30,095)       (30,282)
                                                            ---------      ---------
     Total shareholders' equity (deficit)                      21,253        (29,173)
                                                            ---------      ---------
     Total liabilities and shareholders' equity (deficit)   $  36,494      $  12,997
                                                            ---------      ---------
                                                            ---------      ---------


                     * Derived from audited financial statements
        See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)



                                                           Three Months Ended July 31,
                                                           ---------------------------
                                                              1996             1995
                                                           ----------       ----------
Revenues:
  Software licenses                                        $    6,529       $    3,618
  Services                                                      2,511            2,494
                                                           ----------       ----------
     Total revenues                                             9,040            6,112
                                                           ----------       ----------

Cost of revenues:
  Software licenses                                               356              549
  Services                                                      1,128            1,069
                                                           ----------       ----------
     Total cost of revenues                                     1,484            1,618
                                                           ----------       ----------

Gross margin                                                    7,556            4,494

Operating expenses:
  Product development                                           1,691            1,401
  Selling, general and administrative                           5,667            4,211
                                                           ----------       ----------
     Total operating expenses                                   7,358            5,612
                                                           ----------       ----------

     Income (loss) from operations                                198           (1,118)
Other income, net                                                  47              204
                                                           ----------       ----------
     Income (loss) before income taxes                            245             (914)
Provision for income taxes                                        (58)             (65)
                                                           ----------       ----------
     Net income (loss)                                     $      187       $     (979)
                                                           ----------       ----------
                                                           ----------       ----------


Net income (loss) per share                                $     0.03       $    (0.17)
                                                           ----------       ----------
                                                           ----------       ----------

Shares used in per share computations                           7,450            5,681
                                                           ----------       ----------
                                                           ----------       ----------






        See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                            Three Months Ended July 31,
                                                            ---------------------------
                                                               1996            1995
                                                            ---------        ---------
Cash flows from operating activities:
  Net income (loss)                                          $    187         $   (979)
  Reconciliation of net income (loss) to net cash
  used for operating activities:
     Depreciation                                                 333              233
     Amortization of capitalized software                           -              242
     Minority interest                                           (113)            (206)
     Imputed interest on note payable to preferred
        shareholders                                               73                -
     Changes in assets and liabilities:
        Accounts receivable                                    (2,981)             292
        Prepaid expenses and other current assets                  87             (245)
        Accounts payable                                         (285)             236
        Amounts due to minority interest shareholders             192             (186)
        Accrued compensation and related expenses                 424              (71)
        Other accrued liabilities                                 189             (537)
        Deferred revenue                                         (414)             166
                                                            ---------        ---------
           Net cash used for operating activities              (2,308)          (1,055)
                                                            ---------        ---------

Cash flows from investing activities:
  Purchases of available-for-sale securities                   (8,579)               -
  Purchase of property and equipment                             (341)            (166)
  Other assets                                                     77               (1)
                                                            ---------        ---------
           Net cash used for investing activities              (8,843)            (167)
                                                            ---------        ---------

Cash flows from financing activities:
  Principal payments under debt obligations                       (69)             (66)
  Proceeds from issuance of common stock, net                  23,253                1
  Payment on notes receivable from shareholders                    61                -
  Additional investment in subsidiary by minority
     interest shareholders                                          -              591
                                                            ---------        ---------
           Net cash provided by financing activities           23,245              526
                                                            ---------        ---------

Effect of exchange rate changes on cash                             8              (37)
                                                            ---------        ---------
Net increase (decrease) in cash and cash equivalents           12,102             (733)
                                                            ---------        ---------
Cash and cash equivalents at beginning of period                3,028            3,776
                                                            ---------        ---------
Cash and cash equivalents at end of period                   $ 15,130         $  3,043
                                                            ---------        ---------
                                                            ---------        ---------

Supplemental schedule of noncash financing activities:
  Conversion of redeemable preferred stock to common stock   $ 26,726         $      -
                                                            ---------        ---------
                                                            ---------        ---------
  Cancellation of common stock and shareholder's receivable  $      -         $   (432)
                                                            ---------        ---------
                                                            ---------        ---------
Cash paid during the period for:
  Interest                                                   $     97         $     15
                                                            ---------        ---------
                                                            ---------        ---------
  Income taxes                                               $     63         $    132
                                                            ---------        ---------
                                                            ---------        ---------


        See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at July 31, 1996 and April 30, 1996, and the results of operations and cash flows for the three months ended July 31, 1996 and 1995.
The results for interim periods are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Final Prospectus (the "Final Prospectus") dated June 14, 1996 as filed with the SEC pursuant to Rule 424(b).

2.  PER SHARE INFORMATION

    Net income (loss) per share is computed using the weighted average number of common shares outstanding, dilutive common equivalent shares from stock options and warrants (using the treasury stock method) and redeemable preferred stock (using the as if converted method, even if antidilutive). Pursuant to certain SEC Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering ("IPO") price during the twelve month period prior to the offering have been included in the calculation, even if antidilutive, as if they were outstanding for all periods presented using the treasury stock method and the IPO price.

3.  SHORT-TERM INVESTMENTS

    The Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The investments are carried at cost, which approximates fair value. Material unrealized gains or losses are reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in net interest income.

    The investments included in the Company's current assets under the caption "Short-Term Investments" at July 31, 1996 consist entirely of corporate debt securities and there were no material realized or unrealized gains or losses for the three months ended July 31, 1996. All corporate debt securities held at July 31, 1996 mature within one year.

                                  UNIFY CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  LINE OF CREDIT

    The Company has a revolving line of credit with a bank which expires in March 1997 with borrowings generally limited to 80% of eligible accounts receivable and up to $500,000 available to finance equipment purchases. Recently, the Company increased the total line of credit from $2.5 million to $5 million and decreased the interest rate from the bank's prime lending rate plus 2.75% for receivables and 3.5% for equipment to 1.5% over the bank's prime lending rate for both types of borrowings.

5.  INITIAL PUBLIC OFFERING OF COMMON STOCK

    In June 1996, the Company completed an initial public offering of 2,187,000 shares of common stock at $12 per share with net proceeds to the Company of $23.3 million. In connection with the IPO, all of the outstanding preferred stock and accrued dividends automatically converted into 2,876,136 and 690,161 shares of common stock, respectively, and warrants to purchase 190,459 shares of common stock were exercised.

6.  RECENTLY ISSUED ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997 and requires measurement of the awards made beginning in fiscal 1996.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements for its employee stock plans beginning in fiscal 1997. Based on the Company's current use of equity instruments, adoption of the new standard will not impact reported net income or net income per share, and will have no effect on the Company's cash flows.

                                  UNIFY CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Final Prospectus.

    The Company's common stock price may be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's common stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the quarter or following quarter end. The Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's common stock price at any time.

    The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the size and timing of significant orders and their fulfillment, demand for the Company's products, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, seasonality, changes in pricing policies by the Company or its competitors, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, product life cycles, product defects and other product quality problems, personnel changes, the results of international expansion, currency fluctuations, and general domestic and international economic and political conditions. The Company typically receives a number of orders ranging in size from several hundred thousand dollars to approximately $1 million in any fiscal quarter. Because a significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from such large orders, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

    Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. The Company is increasing its sales, marketing and product development expenditures, and operating results will be

                                  UNIFY CORPORATION

materially adversely affected if the Company does not achieve revenue growth. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

    This report contains forward looking statements regarding, among other matters, the Company's future strategy, product development plans, and sales and marketing strategy. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, as noted above, future results of the Company will depend on a variety of factors. Reference is made to the Final Prospectus and the Company's fillings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

RESULTS OF OPERATIONS

REVENUES

    The Company recognizes software license revenue when a non-cancelable license agreement has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the resulting receivable is deemed probable by management. Software licenses include both development and run-time licenses. Maintenance revenue is recognized ratably over the maintenance period. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as performed.

    The Company's strategy is to aggressively market and enhance Unify VISION. The Company continues to support its extensive installed based of Unify ACCELL and DataServer products, which represents a significant source of potential Unify VISION customers. The Company also generates significant revenue from services, including customer maintenance, consulting and training. The following table sets forth the revenues from licenses of the Company's Unify VISION and Unify ACCELL and DataServer products and services revenue for the period indicated:

                                           Three Months Ended July 31,
                                           ----------------------------
                                             1996                1995
                                           --------            --------

License revenues:
   Unify VISION                            $  2,194            $    540
   Unify ACCELL and DataServer                4,335               3,078
                                           --------            --------
      Total license revenues                  6,529               3,618
Services revenues                             2,511               2,494
                                           --------            --------
      Total revenues                       $  9,040            $  6,112
                                           --------            --------
                                           --------            --------

                                  UNIFY CORPORATION

    Total revenues for the quarter ended July 31, 1996 increased by 48% from $6.1 million to $9.0 million over the same quarter of the prior year. Software license revenues increased by 80% from $3.6 million to $6.5 million over the same quarter of the prior year. Software license revenues from Unify VISION increased 306% over the same quarter of the prior year to $2.2 million, reflecting the increased acceptance of Unify VISION. Service revenues for the quarter remained relatively constant at $2.5 million as compared to the same quarter of the prior year.

    Revenues for the quarter ended July 31, 1996 reflected the impact of several significant contracts relating to the Company's ongoing efforts to generate revenues from customers based in the People's Republic of China. Unify VISION and Unify ACCELL and Dataserver revenues included a $1.2 million and a $2.6 million order, respectively, from two separate China based end-users. The Company expects to continue to devote significant efforts toward the development of revenues from the People's Republic of China. However, there can be no assurances of the timing or amount of additional license revenues, if any, which the Company can derive from customers in China. Business with customers in China is impacted by a number of additional risks, including, but not limited to, whether China maintains its "most favored nation" trade status with the United States. In addition, the extent to which the current trade discussions between the United States and China favorably impacted on the orders received by the Company during the quarter ended July 31, 1996 and the impact which future discussions may have on future business by the Company in China cannot be determined.

    In part based upon the transactions with customers in China, international revenues, increased to 75% of total revenues in the quarter ended July 31, 1996 from 69% in the same quarter of the prior year.

COST OF REVENUES

    Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan, costs related to funded development contracts, and royalties paid for licensed technology costs. Cost of software licenses for the quarter ended July 31, 1996 decreased to $0.4 million, or 5% of software license revenues, as compared to $0.5 million, or 15% of software license revenues, for the same quarter of the prior year. There was no amortization of capitalized software development costs for the quarter ended July 31, 1996, as compared to $0.2 million for the same quarter of the prior year.

    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services for the quarter remained relatively constant at $1.1 million, or 45% of service revenues, as compared to the same quarter of the prior year.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses for the

                                  UNIFY CORPORATION

quarter ended July 31, 1996 increased to $1.7 million, or 19% of total revenues, as compared to $1.4 million, or 23% of total revenues, for the same quarter of the prior year. The increase in product development expenses in absolute dollars was primarily the result of increased staffing required to complete the Company's next major release of Unify VISION. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to increase product development expenditures in absolute dollars.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, General and Administrative (SG&A) expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services, facilities, and bad debt expenses. SG&A for the quarter ended July 31, 1996 increased to $5.7 million, or 63% of total revenues, as compared to $4.2 million, or 69% of total revenues for the same quarter of the prior year. The increase in SG&A expenses was primarily due to the recruitment of several key sales and marketing employees, increased commissions on growing revenues and additional professional service costs as a result of becoming a publicly traded company. The Company expects to continue to increase its expenditures in SG&A in absolute dollars.

OTHER INCOME, NET

    Other income, net, consists of the minority interest in the Company's Japanese joint venture, interest earned by the Company on its cash and cash equivalents, offset by interest expense on long-term debt and exchange gains and losses. Other income was $47,000 for the quarter ended July 31, 1996 and $0.2 million for the same quarter of the prior year.

PROVISION FOR INCOME TAXES

    The Company recorded a tax provision related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the quarters ended July 31, 1996 and 1995, the Company recorded no federal or state income tax provision as the Company had available federal net operating loss carryforwards of approximately $10.7 million as of April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1996, the Company completed an initial public offering of 2,187,000 shares of common stock at $12.00 per share with net proceeds to the Company of $23.3 million.

    As of July 31, 1996, the Company had cash, cash equivalents and short-term investments of $23.7 million, compared to $3.0 million as of April 30, 1996. Working capital increased to $20.4 million at July 31, 1996 from a deficit of $3.2 million at April 30, 1996.

    The Company's operating activities used cash of $2.3 million during the quarter ended July 31, 1996, primarily from increases in accounts receivable and decreases in accounts payable and deferred revenues. The increase in receivables reflects several large international orders that were received and a high percentage of sales near the end of the quarter.

                                  UNIFY CORPORATION

    Investing activities used cash of $8.8 million representing short term investments of $8.6 and property and equipment purchases of $0.3 million.

    Cash provided by financing activities was $23.2 million consisting primarily of net proceeds from the Company's IPO.

    The Company has a $2.3 million line of credit provided by certain stockholders of the Company with the full amount outstanding as of July 31, 1996. This facility expires in July 1997 and bears interest at 3.75% per annum. The Company also has a revolving line of credit with a bank which expires in March 1997 with borrowings generally limited to 80% of eligible accounts receivable and up to $500,000 available to finance equipment purchases. Recently, the Company increased the total line of credit from $2.5 million to $5 million and decreased the interest rate from the bank's prime lending rate plus 2.75% for receivables and 3.5% for equipment to 1.5% over the bank's prime lending rate for both types of borrowings.

    The Company believes that current cash balances and investments, anticipated cash flow from operations, and unused borrowing capacity will be sufficient to meet its cash requirements during the next 12 months. Thereafter, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital or capital equipment requirements. There can be no assurance that additional financing will be available when required or, if available, with terms satisfactory to the Company.

                                  UNIFY CORPORATION


PART II. OTHER INFORMATION


Item 5.  Other Information

         The I.R.S. Employer Identification Number on the cover of this Quarterly Report represents a change from the number set forth on the Registration Statement on Form S-1.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 11.01 Statement Regarding Computation of Net Income (Loss) Per Share (see page 15)

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended July 31, 1996. A Form 8-K reporting a change in independent accountants was filed on September 6, 1996.

                                  UNIFY CORPORATION

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   September 11, 1996             Unify Corporation
                                       (REGISTRANT)



                                       By:

                                                      /s/
                                       ----------------------------------------
                                       Susan Salvesen
                                       Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer  (Principal Financial and
                                       Accounting Officer)