Form 10-Q
period 1996-10-31
UNIFY CORP
filed 1996-12-16
CIK 880562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                __________________

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996
OR

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                        COMMISSION FILE NUMBER  001-11807
                           ___________________________

                               UNIFY  CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  94-2710559
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                          NUMBER)

                          181 METRO DRIVE, THIRD FLOOR
                           SAN JOSE, CALIFORNIA  95110
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           TELEPHONE:  (408) 467-4500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES     X              NO
                          ---------             ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 8,042,930 shares of Common Stock, $.001 par value, as of  November 30, 1996

                                UNIFY CORPORATION
                                   FORM 10-Q

                                     INDEX


                                                                PAGE NO.
                                                                --------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of
                October 31, 1996 and April 30, 1996...............  3

             Condensed Consolidated Statements of Operations for
                the three and six months ended October 31, 1996
                and 1995..........................................  4

             Condensed Consolidated Statements of Cash Flows
                for the six months ended October 31, 1996
                and 1995..........................................  5

             Notes to Condensed Consolidated Financial
                Statements........................................  6

Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....  8


PART II.     OTHER INFORMATION

Item 5.      Other Information...................................  14

Item 6.      Exhibits and Reports on Form 8-K....................  14


SIGNATURE........................................................  15

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                October 31,      April 30,
                                                                   1996            1996
                                                                -----------      ----------
                                                                (unaudited)           *
ASSETS
Current assets:
  Cash and cash equivalents                                       $  12,654       $  3,028
  Short-term investments                                              8,170              -
  Accounts receivable, net                                           10,147          5,270
  Prepaid expenses and other current assets                             695          1,012
                                                                -----------      ----------
    Total current assets                                             31,666          9,310

Property and equipment, net                                           3,416          3,358
Other assets                                                            239            329
                                                                -----------      ----------
    Total assets                                                  $  35,321      $  12,997
                                                                -----------      ----------
                                                                -----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable                                                    $  2,217           $  -
  Current portion of long-term debt                                     218            255
  Accounts payable                                                    1,376          1,866
  Amounts due to minority interest shareholders                       1,413          1,392
  Accrued compensation and related expenses                           2,582          1,655
  Other accrued liabilities                                           3,362          2,675
  Deferred revenue                                                    3,785          4,650
                                                                -----------      ----------
    Total current liabilities                                        14,953         12,493

Long-term debt, net of current portion                                  133          2,456
Minority interest                                                       493            495

Redeemable preferred stock                                                -         26,726

Shareholders' equity (deficit):
  Common stock                                                            8              2
  Additional paid-in capital                                         52,383          2,188
  Notes receivable from shareholders                                  (202)          (265)
  Cumulative translation adjustments                                  (776)          (816)
  Accumulated deficit                                              (31,671)       (30,282)
                                                                -----------      ----------
    Total shareholders' equity (deficit)                             19,742       (29,173)
                                                                -----------      ----------
    Total liabilities and shareholders' equity (deficit)          $  35,321      $  12,997
                                                                -----------      ----------
                                                                -----------      ----------

*  Derived from audited financial statements.

        See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               Three Months Ended Oct. 31,     Six Months Ended Oct. 31,
                                               ---------------------------     -------------------------
                                                  1996           1995            1996            1995
                                               ----------     ------------     ---------       ---------
Revenues:
  Software licenses                            $  4,847         $  4,777       $  11,376       $  8,395
  Services                                        2,498            2,484           5,009          4,978
                                               ---------        ---------      ----------      ---------
    Total revenues                                7,345            7,261          16,385         13,373
                                               ---------        ---------      ----------      ---------

Cost of revenues:
  Software licenses                                 287              509             643          1,058
  Services                                        1,164              960           2,292          2,029
                                               ---------        ---------      ----------      ---------
    Total cost of revenues                        1,451            1,469           2,935          3,087
                                               ---------        ---------      ----------      ---------

Gross margin                                      5,894            5,792          13,450         10,286
                                               ---------        ---------      ----------      ---------

Operating expenses:
  Product development                             1,683            1,532           3,374          2,933
  Selling, general and administrative             5,800            4,611          11,467          8,822
                                               ---------        ---------      ----------      ---------
    Total operating expenses                      7,483            6,143          14,841         11,755
                                               ---------        ---------      ----------      ---------

    Loss from operations                        (1,589)             (351)         (1,391)        (1,469)
Other income, net                                    67               33             114            237
                                               ---------        ---------      ----------      ---------
    Loss before income taxes                    (1,522)            (318)          (1,277)        (1,232)
Provision for income taxes                         (54)             (44)            (112)          (109)
                                               ---------        ---------      ----------      ---------
    Net loss                                   $(1,576)         $  (362)       $  (1,389)      $ (1,341)
                                               ---------        ---------      ----------      ---------
                                               ---------        ---------      ----------      ---------


Net loss per share                             $ (0.20)         $ (0.06)       $   (0.19)      $  (0.24)
                                               ---------        ---------      ----------      ---------
                                               ---------        ---------      ----------      ---------

Shares used in per share computations             7,917           5,627            7,292          5,690
                                               ---------        ---------      ----------      ---------
                                               ---------        ---------      ----------      ---------


       See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six Months Ended October 31,
                                                                          ------------------------------
                                                                              1996              1995
                                                                          -----------        -----------
Cash flows from operating activities:
  Net loss                                                                $   (1,389)         $  (1,341)
  Reconciliation of net loss to net cash used for operating
  activities:
    Depreciation                                                                 668                475
    Amortization of capitalized software                                           -                469
    Minority interest                                                             (2)              (321)
    Imputed interest on note payable to preferred shareholders                   145                  -
    Changes in assets and liabilities:
      Accounts receivable                                                     (4,929)              (141)
      Prepaid expenses and other current assets                                  200               (229)
      Accounts payable                                                          (497)              (162)
      Amounts due to minority interest shareholders                             (120)              (585)
      Accrued compensation and related expenses                                  926                100
      Other accrued liabilities                                                  843               (520)
      Deferred revenue                                                          (651)              (522)
                                                                          -----------        -----------
        Net cash used for operating activities                                (4,806)            (2,777)
                                                                          -----------        -----------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                 (10,141)                 -
  Sales of available-for-sale securities                                       1,971                  -
  Purchases of property and equipment                                           (701)              (372)
  Other assets                                                                    74                (72)
                                                                          -----------        -----------
        Net cash used for investing activities                                (8,797)              (444)
                                                                          -----------        -----------

Cash flows from financing activities:
  Borrowings under shareholder line of credit                                      -                500
  Principal payments under debt obligations                                     (162)              (144)
  Proceeds from issuance of common stock, net                                 23,281                  5
  Collection of notes receivable from shareholders, net of
    interest accrual                                                              63                  -
  Additional investment in subsidiary by minority
    interest shareholders                                                          -                591
                                                                          -----------        -----------
        Net cash provided by financing activities                             23,182                952
                                                                          -----------        -----------
Effect of exchange rate changes on cash                                           47               (145)
                                                                          -----------        -----------
Net increase (decrease) in cash and cash equivalents                           9,626             (2,414)
Cash and cash equivalents at beginning of period                               3,028              3,776
                                                                          -----------        -----------
Cash and cash equivalents at end of period                                 $  12,654           $  1,362
                                                                          -----------        -----------
                                                                          -----------        -----------

Supplemental schedule of noncash financing activities:
  Conversion of redeemable preferred stock to common stock                 $  26,726           $      -
                                                                          -----------        -----------
                                                                          -----------        -----------
  Cancellation of common stock and shareholder's receivable                $       -           $   (432)
                                                                          -----------        -----------
                                                                          -----------        -----------
Cash paid during the period for:
  Interest                                                                 $      45           $     32
                                                                          -----------        -----------
                                                                          -----------        -----------
  Income taxes                                                             $      93           $    180
                                                                          -----------        -----------
                                                                          -----------        -----------

       See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position as of October 31, 1996 and April 30, 1996, the results of operations for the three and six months ended October 31, 1996 and 1995, and the cash flows for the six months ended October 31, 1996 and 1995. The results for interim periods are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Final Prospectus (the "Final Prospectus") dated June 14, 1996 as filed with the SEC pursuant to Rule 424(b).

2.   PER SHARE INFORMATION

     Net loss per share is computed using the weighted average number of common shares outstanding and redeemable preferred stock (using the as if converted method, even if antidilutive). Pursuant to certain SEC Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering ("IPO") price during the 12 month period prior to the offering have been included in the calculation, even if antidilutive, as if they were outstanding for all periods presented using the treasury stock method and the IPO price.

3.   SHORT-TERM INVESTMENTS

     The Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The investments are carried at cost, which approximates fair value. Material unrealized gains or losses are reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in net interest income.

     The investments included in the Company's current assets under the caption "Short-Term Investments" at October 31, 1996 consist entirely of corporate debt securities and there were no material realized or unrealized gains or losses for the three and six months ended October 31, 1996. All short-term investments held at October 31, 1996 mature within one year.

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   CONCENTRATION OF CREDIT RISK

     Accounts receivable of $10.1 million at October 31, 1996 included amounts due from two customers in the People's Republic of China which totaled $4.1 million or 40% of total accounts receivable.

5.   INITIAL PUBLIC OFFERING OF COMMON STOCK

     In June 1996, the Company completed an initial public offering of 2,187,000 shares of common stock at $12 per share with net proceeds to the Company of $23.3 million. In connection with the IPO, all of the outstanding preferred stock and accrued dividends automatically converted into 2,876,136 and 690,161 shares of common stock, respectively, and warrants to purchase 185,825 out of a total of 190,459 shares of common stock were exercised.

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

     The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income
(loss) and earnings (loss) per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements for its employee stock plans beginning in fiscal 1997. Based on the Company's current use of equity instruments, adoption of the new standard will not impact reported net income (loss) or net income (loss) per share, and will have no effect on the Company's cash flows.

                                 UNIFY CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report and with the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Final Prospectus.

     The Company's common stock price has been and in the future will be likely to be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenues or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's common stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the quarter or following quarter end. The Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's common stock price at any time.

     The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the size and timing of significant orders and their fulfillment, demand for the Company's products, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, seasonality, changes in pricing policies by the Company or its competitors, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, product life cycles, product defects and other product quality problems, personnel changes, the results of international expansion, currency fluctuations, and general domestic and international economic and political conditions. The Company typically receives a number of orders ranging in size from several hundred thousand dollars to approximately $1 million in any fiscal quarter. Because a significant portion of the Company's revenues have been, and the Company believes will increasingly be, derived from such large orders, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations regarding future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately

                                UNIFY CORPORATION

adversely affected. The Company is increasing its sales, marketing and product development expenditures, and operating results will be materially adversely affected if the Company does not achieve revenue growth. The Company currently expects a net loss for the quarter ending January 31, 1997 due to the foregoing factors. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

  This report contains forward looking statements regarding, among other matters, the Company's future strategy, projected financial results, product development plans, and sales and marketing strategy. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, as noted above, future results of the Company will depend on a variety of factors. Reference is made to the Final Prospectus and the Company's filings with the SEC for further discussion of risks and uncertainties regarding the Company's business.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

REVENUES

  The Company recognizes software license revenue when a non-cancelable license agreement has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the resulting receivable is deemed probable by management. Software licenses include both development and run-time licenses. Maintenance revenues are recognized ratably over the maintenance period. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as the services are performed.

  The Company's strategy is to aggressively market and enhance Unify VISION. The Company continues to support its extensive installed base of Unify ACCELL and DataServer products, which represents a significant source of potential Unify VISION customers. The Company also generates significant revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of the Company's Unify VISION and Unify ACCELL and DataServer products and services revenues for the periods indicated:

                                    Three Months Ended Oct. 31,         Six Months Ended Oct. 31,
                                    ---------------------------         -------------------------
                                        1996            1995                1996           1995
                                    ----------      -----------         ----------      ---------
License revenues:
  Unify VISION                      $  1,749        $  1,012             $  3,943       $  1,552
  Unify ACCELL and DataServer          3,098           3,765                7,433          6,843
                                    ----------      -----------         ----------      ---------
    Total license revenues             4,847           4,777               11,376          8,395
Services revenues                      2,498           2,484                5,009          4,978
                                    ----------      -----------         ----------      ---------
    Total revenues                  $  7,345        $  7,261            $  16,385      $  13,373
                                    ----------      -----------         ----------      ---------
                                    ----------      -----------         ----------      ---------

                                UNIFY CORPORATION

     Total revenues and software license revenues for the quarter ended October 31, 1996 were $7.3 million and $4.8 million, respectively, which approximated total revenues and software license revenues for the same quarter of the prior year. License revenues from Unify VISION increased 73% over the same quarter of the prior year to $1.7 million, reflecting increased customer demand for Unify VISION. License revenues from Unify ACCELL and DataServer decreased 18% over the same quarter of the prior year to $3.1 million, due to the absence of large character orders and to customer migration from character to graphical client/server solutions. Services revenues remained constant at $2.5 million in both periods.

     International revenues increased to 59% of total revenues in the quarter ended October 31, 1996 from 54% in the same quarter of the prior year. The increase in international revenues was due to slightly lower U. S. sales which were offset by stronger Pacific Rim sales.

     Unify VISION 3.0 began shipping to commercial customers in September 1996 and general availability of its companion product, VISION/Web, is scheduled by the end of calendar 1996. While the announcement and release of these graphical products have generally created opportunities to compete for larger, enterprise-level sales transactions, the Company is experiencing lengthening sales cycles as a result. The Company believes that it will continue to experience extended customer evaluation and decision-making processes for large, complex Unify VISION and VISION/Web sales transactions over the next several quarters.

COST OF REVENUES

     Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan, costs related to funded development contracts, and royalties paid for licensed technology costs.
Cost of software licenses for the quarter ended October 31, 1996 decreased to $0.3 million, or 6% of software license revenues, as compared to $0.5 million, or 11% of software license revenues, for the same quarter of the prior year. There was no amortization of capitalized software development costs for the quarter ended October 31, 1996, as compared to $0.2 million for the same quarter of the prior year.

     Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services for the quarter increased to $1.2 million, or 47% of services revenues, as compared to $1.0 million, or 39% of services revenues, for the same quarter of the prior year. This increase occurred primarily in consulting services where employee and travel costs rose due to higher staffing levels as compared to the same quarter of the prior year.

PRODUCT DEVELOPMENT

     Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses for the quarter ended October 31, 1996 increased to $1.7 million, or 23% of total revenues, as compared to $1.5 million, or 21% of total revenues, for the same quarter of the prior year. The increase in product development expenses in absolute dollars was primarily the result of increased staffing required to complete Unify VISION 3.0 and
VISION / Web.   The Company believes that

                                UNIFY CORPORATION

substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to increase product development expenditures in absolute dollars over comparable periods in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services, facilities, and bad debt expense. SG&A for the quarter ended October 31, 1996 increased to $5.8 million, or 79% of total revenues, as compared to $4.6 million, or 64% of total revenues for the same quarter of the prior year. The increase in SG&A expenses was primarily due to the recruitment of several key sales and marketing employees, additional professional services costs incurred as a result of becoming a publicly traded company and an increased level of general bad debt reserves recorded in the quarter ended October 31, 1996. The Company expects to continue to increase SG&A expenditures in absolute dollars over comparable periods in the prior year.

OTHER INCOME, NET

     Other income, net, consists of the minority interest in the Company's Japanese joint venture, interest income earned by the Company on its cash, cash equivalents and short-term investments offset by interest expense, and exchange gains and losses. Other income was $67,000 for the quarter ended October 31, 1996 and $33,000 for the same quarter of the prior year.

PROVISION FOR INCOME TAXES

     The Company recorded tax provisions for the quarters ended October 31, 1996 and 1995 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had available federal net operating loss carryforwards of approximately $10.7 million as of April 30, 1996.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

REVENUES

     Total revenues for the six months ended October 31, 1996 increased by 23%, from $13.4 million to $16.4 million, over the same period of the prior year. Software license revenues increased by 36%, from $8.4 million to $11.4 million, over the same period of the prior year. License revenues from Unify VISION increased 154% over the same period of the prior year to $3.9 million, reflecting increased customer demand for Unify VISION. License revenues from Unify ACCELL and DataServer increased 9% to $7.4 million, reflecting essentially stable demand for these more mature products. Services revenues remained constant at $5.0 million in both periods.

          Revenues for the quarter ended July 31, 1996 (and therefore for the six months ended October 31, 1996) reflected the impact of several significant contracts relating to the Company's

                               UNIFY CORPORATION

ongoing efforts to generate revenues from customers based in the People's Republic of China ("China"). Unify VISION and Unify ACCELL and DataServer license revenues included a $1.2 million and a $2.6 million order, respectively, from two separate China based end-users. The Company expects to continue to devote significant efforts toward the development of revenues from China. However, there can be no assurances of the timing or amount of additional license revenues, if any, which the Company can derive from customers in China. Business with customers in China is impacted by a number of additional risks, including, but not limited to, whether China maintains its "most favored nation" trade status with the United States. In addition, the extent to which the current trade discussions between the United States and China favorably affected the orders received by the Company during the six months ended October 31, 1996 and the impact which future discussions may have on future business by the Company in China cannot be determined.

     In part based upon the transactions with customers in China, international revenues increased to 68% of total revenues in the six months ended October 31, 1996 from 61% in the same period of the prior year.

COST OF REVENUES

     Cost of software licenses for the six months ended October 31, 1996 decreased to $0.6 million, or 6% of software license revenues, as compared to $1.1 million, or 13% of software license revenues, for the same period of the prior year. There was no amortization of capitalized software development costs for the six months ended October 31, 1996, as compared to $0.5 million for the same period of the prior year.

     Cost of services for the six month period increased to $2.3 million or 46% of services revenues, as compared to $2.0 million or 41% of services revenues, for the same period of the prior year. This increase occurred primarily in consulting services where employee and travel costs rose due to higher staffing levels as compared to the same period of the prior year.

PRODUCT DEVELOPMENT

     Product development expenses for the six months ended October 31, 1996 increased to $3.4 million, or 21% of total revenues, as compared to $2.9 million, or 22% of total revenues, for the same period of the prior year. The increase in product development expenses in absolute dollars was primarily the result of increased staffing required to complete Unify VISION
3.0 and VISION/Web.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A expenses for the six months ended October 31, 1996 increased to $11.5 million, or 70% of total revenues, as compared to $8.8 million, or 66% of total revenues, for the same period of the prior year. The increase in SG&A expenses was primarily due to the recruitment of several key sales and marketing employees, increased commission expense related to higher revenues, additional professional services costs incurred as a result of becoming a publicly traded company and an increased level of general bad debt reserves recorded in the quarter ended October 31, 1996.

                                UNIFY CORPORATION

OTHER INCOME, NET

     Other income was $0.1 million for the six months ended October 31, 1996 and $0.2 million for the same period of the prior year.

PROVISION FOR INCOME TAXES

     The Company recorded tax provisions for the six months ended October 31, 1996 and 1995 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had available federal net operating loss carryforwards of approximately $10.7 million as of April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1996, the Company completed an initial public offering of 2,187,000 shares of common stock at $12.00 per share with net proceeds to the Company of $23.3 million.

     As of October 31, 1996, the Company had cash, cash equivalents and short-term investments of $20.8 million, compared to $3.0 million as of April 30, 1996. Working capital increased to $16.7 million at October 31, 1996 from a deficit of $3.2 million at April 30, 1996.

     The Company's operating activities used cash of $4.8 million during the six months ended October 31, 1996, primarily for operating losses and increases in accounts receivable. The increase in accounts receivable reflects the two large China orders with extended payment terms that were received during the period as well as a high percentage of sales transactions occurring near the end of the period.

     Investing activities during the period used cash of $8.8 million, consisting principally of net purchases of short term investments of $8.2 million and property and equipment purchases of $0.7 million.

     Cash provided by financing activities during the period was $23.2 million, representing primarily net proceeds from the Company's IPO.

     The Company has a $2.2 million line of credit provided by certain shareholders of the Company, with the full amount outstanding as of October 31, 1996. This facility expires in July 1997 and bears interest at 3.75% per annum.

     The Company believes that current cash balances and investments, anticipated cash generated from operations, and unused borrowing capacity will be sufficient to meet its cash requirements during the next 12 months. Thereafter, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital or capital equipment requirements. There can be no assurance that additional financing will be available when required or, if available, with terms satisfactory to the Company.

                                UNIFY CORPORATION


PART II.   OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

           James Fleming, Vice President, Worldwide Sales and Paul Bach, Vice President, U.S. Commercial Sales, resigned their positions effective October 1996 and November 1996, respectively.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                   Exhibit 11.01 Statement Regarding Computation of Net Loss Per Share

                   Exhibit 27        Financial Data Schedule


            (b)    Reports on Form 8-K

                   A Form 8-K reporting a change in independent accountants was filed on September 6, 1996.

                                UNIFY CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   December 16, 1996            Unify Corporation
                                     (REGISTRANT)


                                     By:
                                     Susan Salvesen
                                     ----------------------------------------
                                     Susan Salvesen
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer  (Principal
                                     Financial and Accounting Officer)