Form 10-Q
period 1997-01-31
UNIFY CORP
filed 1997-03-14
CIK 880562

-----------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                            __________________

                                FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997
OR

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                     COMMISSION FILE NUMBER:   001-11807
                         ___________________________

                              UNIFY  CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   94-2710559
--------------------------------          --------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                         NUMBER)

                      181 METRO DRIVE, THIRD FLOOR
                      SAN JOSE, CALIFORNIA  95110
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                       TELEPHONE:  (408) 467-4500
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

8,078,253 shares of Common Stock, $.001 par value, as of February 28, 1997

-----------------------------------------------------------------------------

                              UNIFY CORPORATION
                                  FORM 10-Q

                                    INDEX

                                                                    PAGE NO.
                                                                    --------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of
                   January 31, 1997 and April 30, 1996.............    3

                Condensed Consolidated Statements of Operations for
                   the three and nine months ended January 31, 1997
                   and 1996 .......................................    4

                Condensed Consolidated Statements of Cash Flows
                   for the nine months ended January 31, 1997 and
                   1996............................................    5

                Notes to Condensed Consolidated Financial
                   Statements......................................    6

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...    8


PART II.        OTHER INFORMATION

Item 5.         Other Information .................................   16

Item 6.         Exhibits and Reports on Form 8-K...................   16


SIGNATURE..........................................................   17

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                            UNIFY CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                                      January 31,        April 30,
                                                         1997              1996
                                                      -----------        --------
ASSETS                                                (unaudited)            *
Current assets:
 Cash and cash equivalents                            $  11,449         $   3,028
 Short-term investments                                   7,181                --
 Accounts receivable, net                                 5,475             5,270
 Prepaid expenses and other current assets                  462             1,012
                                                       --------           -------
   Total current assets                                  24,567             9,310

Property and equipment, net                               2,556             3,358
Other assets                                                239               329
                                                       --------           -------
   Total assets                                       $  27,362         $  12,997
                                                       --------           -------
                                                       --------           -------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Notes payable                                        $   2,217          $     --
 Current portion of long-term debt                          203               255
 Accounts payable                                         1,726             1,866
 Amounts due to minority interest shareholders            1,079             1,392
 Accrued compensation and related expenses                2,207             1,655
 Other accrued liabilities                                3,483             2,675
 Deferred revenue                                         3,611             4,650
                                                       --------           -------
   Total current liabilities                             14,526            12,493

Long-term debt, net of current portion                       90             2,456
Minority interest                                           398               495

Redeemable preferred stock                                   --            26,726

Shareholders' equity (deficit):
 Common stock                                                 8                 2
 Additional paid-in capital                              52,964             2,188
 Notes receivable from shareholders                        (204)             (265)
 Cumulative translation adjustments                        (775)             (816)
 Accumulated deficit                                    (39,645)          (30,282)
                                                       --------           --------
   Total shareholders' equity (deficit)                  12,348           (29,173)
                                                       --------           --------
   Total liabilities and shareholders' equity (deficit)$ 27,362         $  12,997
                                                       --------           --------
                                                       --------           --------


*  Derived from audited financial statements.

       See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     Three Months        Nine Months
                                                    Ended Jan. 31,      Ended Jan. 31,
                                                 ------------------   -------------------
                                                   1997      1996      1997         1996
                                                 -------    ------    ------       -----
Revenues:
 Software licenses                              $  2,841  $  5,749  $  11,667  $  14,144
 Services                                          2,502     2,333      7,249      7,311
 Amnesty license arrangement                      (2,812)       --        --          --
                                                 -------    ------    ------       -----
   Total revenues                                  2,531     8,082     18,916     21,455
                                                 -------    ------    ------       -----

Cost of revenues:
 Software licenses                                   287       456        930      1,514
 Services                                          1,123     1,148      3,415      3,177
                                                 -------    ------    ------       -----
   Total cost of revenues                          1,410     1,604      4,345      4,691
                                                 -------    ------    ------       -----

Gross margin                                       1,121     6,478     14,571     16,764
                                                 -------    ------    ------       -----

Operating expenses:
 Product development                               2,151     1,464      5,525      4,397
 Selling, general and administrative               5,185     4,984     16,652     13,806
 Bad debt, staff realignments and related
 asset write-offs                                  1,920        --      1,920         --
                                                 -------    ------    ------       -----
   Total operating expenses                        9,256     6,448     24,097     18,203
                                                 -------    ------    ------       -----

   Income (loss) from operations                  (8,135)       30     (9,526)    (1,439)
Other income (expense), net                          195        (2)       309        235
                                                 -------    ------    ------       -----
   Income (loss) before income taxes              (7,940)       28     (9,217)    (1,204)
Provision for income taxes                           (34)      (14)      (146)      (123)
                                                 -------    ------    ------       -----
   Net income (loss)                           $  (7,974)    $  14  $  (9,363) $  (1,327)
                                                 -------    ------    ------       -----
                                                 -------    ------    ------       -----


Net income (loss) per share                     $  (0.99)  $  0.00   $  (1.24)  $  (0.23)
                                                 -------    ------    ------       -----
                                                 -------    ------    ------       -----

Shares used in per share computations              8,038     6,238      7,555      5,692
                                                 -------    ------    ------       -----
                                                 -------    ------    ------       -----




        See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     Nine Months Ended January 31,
                                                     -----------------------------
                                                         1997             1996
                                                     ------------     ------------
Cash flows from operating activities:
 Net loss                                            $  (9,363)       $  (1,327)
 Reconciliation of net loss to net cash used
 for operating activities:
   Depreciation                                            970              722
   Loss on disposal of property and equipment              758               --
   Amortization of capitalized software                     --              521
   Minority interest                                       (97)            (351)
   Imputed interest on shareholder line of credit          194               --
   Changes in assets and liabilities:
     Accounts receivable                                  (416)          (1,543)
     Prepaid expenses and other current assets             378              (52)
     Accounts payable                                     (121)             304
     Amounts due to minority interest shareholders        (379)            (379)
     Accrued compensation and related expenses             574              382
     Other accrued liabilities                             992               68
     Deferred revenue                                     (732)            (979)
                                                     ---------        ---------
      Net cash used for operating activities            (7,242)          (2,634)
                                                     ---------        ---------

Cash flows from investing activities:
 Purchases of available-for-sale securities            (11,149)              --
 Sales of available-for-sale securities                  3,968               --
 Purchases of property and equipment                      (912)            (821)
 Other assets                                              (75)             (57)
                                                     ---------        ---------
      Net cash used for investing activities            (8,168)            (878)
                                                     ---------        ---------

Cash flows from financing activities:
 Borrowings under shareholder line of credit                --            1,000
 Principal payments under debt obligations                (220)            (219)
 Proceeds from issuance of common stock, net            23,862               30
 Collection of notes receivable from shareholders,
   net of interest accrual                                  61               --
 Additional investment in subsidiary by minority interest
   shareholders                                             --              591
                                                     ---------        ---------
      Net cash provided by financing activities         23,703            1,402
                                                     ---------        ---------
Effect of exchange rate changes on cash                    128             (170)
                                                     ---------        ---------
Net increase (decrease) in cash and cash equivalents     8,421           (2,280)
                                                     ---------        ---------
Cash and cash equivalents at beginning of period         3,028            3,776
                                                     ---------        ---------
Cash and cash equivalents at end of period           $  11,449         $  1,496
                                                     ---------        ---------
                                                     ---------        ---------

Supplemental schedule of noncash financing
 activities:
 Conversion of redeemable preferred stock to
   common stock                                      $  26,726         $      -
                                                     ---------        ---------
                                                     ---------        ---------
 Cancellation of common stock and shareholder's
   receivable                                        $       -         $   (432)
                                                     ---------        ---------
                                                     ---------        ---------
Cash paid during the period for:
 Interest                                            $      66         $     52
                                                     ---------        ---------
                                                     ---------        ---------
 Income taxes                                        $     109         $    184
                                                     ---------        ---------
                                                     ---------        ---------


       See accompanying notes to condensed consolidated financial statements.

                                 UNIFY CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position as of January 31, 1997 and April 30, 1996, the results of operations for the three and nine months ended January 31, 1997 and 1996, and the cash flows for the nine months ended January 31, 1997 and 1996. The results for interim periods are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Final Prospectus (the "Final Prospectus") dated June 14, 1996 as filed with the SEC pursuant to Rule 424(b).

2.  PER SHARE INFORMATION

    Net income per share is computed using the weighted average number of common shares outstanding, dilutive common equivalent shares from stock options and warrants (using the treasury stock method) and redeemable preferred stock (using the as if converted method, even if antidilutive).
Net loss per share computations exclude common equivalent shares from stock options and warrants. Pursuant to certain SEC Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering ("IPO") price during the 12 month period prior to the offering have been included in the calculation, even if antidilutive, as if they were outstanding for all periods presented using the treasury stock method and the IPO price.

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

    The investments included in the Company's current assets under the caption "Short-Term Investments" at January 31, 1997 consist entirely of corporate debt securities and there were no material realized or unrealized gains or losses for the three and nine months ended January 31, 1997. All short-term investments held at January 31, 1997 mature within one year.

                               UNIFY CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  AMNESTY LICENSE ARRANGEMENT REVENUES  AND OTHER OPERATING EXPENSES

    The Company determined in the third quarter of fiscal 1997 that it would be unable to collect payments pursuant to an amnesty license arrangement with a customer in the People's Republic of China ("China"), for which revenues were recorded in the first quarter of fiscal 1997. Amnesty license arrangement revenues of $2.8 million were consequently reversed in the third quarter of fiscal 1997.

    In the third quarter of fiscal 1997, the Company recorded bad debt and other operating expenses of $1.9 million. Of this amount, $1.1 million represented bad debt expense for the write-off of a receivable from a separate customer based in China, on which payment was in default. The Company also recorded charges totaling $0.8 million for staff realignments and related asset retirements, including expenses for closing down the operations of its Benelux subsidiary.

5.  INITIAL PUBLIC OFFERING OF COMMON STOCK

    In June 1996, the Company completed an initial public offering of 2,187,000 shares of common stock at $12.00 per share with net proceeds to the Company of $23.3 million. In connection with the IPO, all of the outstanding preferred stock and accrued dividends automatically converted into 2,876,136 and 690,161 shares of common stock, respectively, and warrants to purchase 183,790 out of a total of 190,459 shares of common stock were exercised.

6.  RECENTLY ISSUED ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock-based award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997 and requires measurement of the awards made beginning in fiscal 1996.

    The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income
(loss) and net income (loss) per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements for its employee stock-based plans beginning in fiscal 1997. Based on the Company's current use of equity instruments, adoption of the new standard will not impact reported net income (loss) or net income (loss) per share, and will have no effect on the Company's cash flows.

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

    The Company's common stock price has been and is likely to continue to be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenues or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's common stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the quarter or following quarter end. The Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's common stock price at any time.

    The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the size and timing of significant orders and their fulfillment, demand for the Company's products, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, seasonality, changes in pricing policies by the Company or its competitors, realignments of the Company's organizational structure, changes in the level of the Company's operating expenses, changes in the Company's sales incentive plans, ability of the Company to retain key employees, budgeting cycles of the Company's customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, product life cycles, product defects and other product quality problems, the results of international expansion, currency fluctuations, and general domestic and international economic and political conditions. Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from several hundred thousand dollars to approximately $1 million, the timing of such large orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

    Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. The recent release of a new version of Unify VISION and the initial release of VISION/Web have created new opportunities to compete for larger, enterprise-level sales transactions. These transactions have even longer sales cycles than the Company has experienced in the past. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward

                               UNIFY CORPORATION

the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations regarding future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately adversely affected.

    The Company currently expects a significant net loss for the quarter ending April 30, 1997 due to the foregoing factors. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

REVENUES

    The Company recognizes software license revenue when a non-cancelable license agreement has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the resulting receivable is deemed probable by management. Software licenses include both development and deployment licenses. Customer maintenance revenues are recognized ratably over the maintenance period. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as the services are performed.

    The Company's strategy is to aggressively market and enhance its graphical products, Unify VISION and VISION/Web. The Company continues to support its extensive installed base of Unify ACCELL and DataServer character products, which represents a significant source of potential customers for Unify VISION and VISION/Web. The Company also generates significant revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of its graphical and character products and from services for the periods indicated:

                                UNIFY CORPORATION

                                 Three Months Ended Jan. 31,   Nine Months Ended Jan. 31,
                                 ---------------------------  ----------------------------
                                    1997           1996           1997             1996
                                 -----------   ------------   ------------      ----------
License revenues:
 Graphical                       $    623        $  1,426       $  4,566        $   2,978
 Character                          2,218           4,323          7,101           11,166
                                 --------        --------       --------        ---------
   Total license revenues           2,841           5,749         11,667           14,144
Services revenues                   2,502           2,333          7,249            7,311
Amnesty license arrangement        (2,812)             --             --               --
                                 --------        --------       --------        ---------
   Total revenues                $  2,531        $  8,082      $  18,916        $  21,455
                                 --------        --------       --------        ---------
                                 --------        --------       --------        ---------


    Total revenues for the quarter ended January 31, 1997 decreased 69% over the same quarter of the prior year to $2.5 million. Graphical license revenues decreased 56% over the same quarter of the prior year to $623,000 and were primarily from existing customers. Character license revenues decreased 49% over the same quarter of the prior year to $2.2 million, in part because of the absence of any single large order in the quarter.
Service revenues remained relatively constant at $2.5 million and $2.3 million in the third quarters of fiscal 1997 and 1996, respectively. The Company determined in the third quarter of fiscal 1997 that it would be unable to collect payments due pursuant to an amnesty license arrangement for the use of unauthorized copies of Unify ACCELL and Dataserver products with a customer based in the People's Republic of China ("China"), for which revenues were recorded in the first quarter of fiscal 1997. Collection was deemed probable at the time revenue was recorded, in part based on the favorable discussions regarding protections against unauthorized copying of software which were occurring between the United States and China. The Company believes that the subsequent deterioration of these discussions contributed to its inability to collect payments due pursuant to this arrangement. The amnesty license arrangement revenues of $2.8 million were reversed in the third quarter of fiscal 1997.

    Excluding reversal of the amnesty license arrangement, international revenues increased to 63% of total revenues in the quarter ended January 31, 1997 from 56% in the same quarter of the prior year. Total revenues as compared to the same quarter of the prior year declined in nearly every geographic region but most significantly in North America, which operated without a senior sales executive during the quarter ended January 31, 1997. The Company hired an experienced senior sales executive for North America in February 1997.

    Unify VISION 3.0 began shipping to commercial customers in September 1996 and general availability of its companion product, VISION/Web, occurred in January 1997. While the announcement and release of these graphical products have created new opportunities to compete for larger, enterprise-level sales transactions, the Company is experiencing lengthening sales cycles as a result. The Company expects that it will continue to experience extended customer evaluation and decision-making processes for large, complex Unify VISION and VISION/Web sales transactions over the next several quarters. The
 Company also expects that in the near term it is likely that a significant portion of Unify VISION and VISION/Web sales to new customers may be for pilot programs and therefore modest in size.

                                 UNIFY CORPORATION

COST OF REVENUES

    Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan, costs related to funded development contracts, and royalties paid for licensed technology costs. Cost of software licenses for the quarter ended January 31, 1997 decreased to $0.3 million, or 10% of license revenues (excluding reversal of the amnesty license arrangement), as compared to $0.5 million, or 8% of license revenues, for the same quarter of the prior year. There was no amortization of capitalized software development costs for the quarter ended January 31, 1997, as compared to $0.1 million for the same quarter of the prior year. Cost of software licenses increased as a percentage of license revenues despite the decrease in absolute dollars due to the significant decline in third quarter 1997 license revenues as compared to the same period of the prior year.

    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services remained constant at $1.1 million in the third quarters of fiscal 1997 and 1996, with higher costs in consulting services because of increased fiscal 1997 staffing levels offset by lower costs in support services related to efficiencies achieved in Japan. Cost of services decreased to 45% of service revenues for the third quarter of fiscal 1997 from 49% of service revenues in the same quarter of the prior year because of the slight increase in service revenues in the fiscal 1997 period.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses for the quarter ended January 31, 1997 increased to $2.2 million, or 40% of total revenues (excluding reversal of the amnesty license arrangement), as compared to $1.5 million, or 18% of total revenues, for the same quarter of the prior year. The increase in product development expenses in absolute dollars was because of the purchase of third party source code for $0.5 million and increased staffing required to complete VISION / Web during the fiscal 1997 quarter. The increase in product development expenses as a percentage of total revenues was because of the significant decline in third quarter 1997 license revenues as compared to the same period of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development. The level of product development expenditures may vary over the next several quarters as the Company reevaluates operating expense levels.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services and facilities. SG&A for the quarter ended January 31, 1997 increased to $5.2 million, or 97% of total revenues (excluding reversal of the amnesty license arrangement), as compared to $5.0 million, or 62% of total revenues, for the same quarter of the prior year. The increase in SG&A expenses

                                UNIFY CORPORATION

in absolute dollars was primarily because of the recruitment of several key sales employees and additional professional services costs incurred as a result of becoming a publicly traded company, partially offset by lower sales commission expense relating to the significant decline in third quarter license revenues as compared to the same period of the prior year. The increase in SG&A expenses as a percentage of total revenues was because of the significant decline in third quarter 1997 license revenues as compared to the same period of the prior year. The level of SG&A expenditures may vary over the next several quarters as the Company reevaluates operating expense levels.

BAD DEBT, STAFF REALIGNMENTS AND RELATED ASSET WRITE-OFFS

    See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of these charges.

INCOME (LOSS) FROM OPERATIONS

    The Company's management is currently in the process of realigning its organizational structure with the objective of improving sales and marketing effectiveness and reviewing operating expense levels in light of near term revenue expectations. The Company expects to incur additional charges related to these realignments and to record a significant operating loss in the fourth quarter of fiscal 1997.

OTHER INCOME, NET

    Other income, net, consists of the minority interest in the Company's Japanese joint venture, interest income earned by the Company on its cash, cash equivalents and short-term investments offset by interest expense, and exchange gains and losses. Other income was $195,000 for the quarter ended January 31, 1997 and $2,000 for the same quarter of the prior year, with the fiscal 1997 increase due primarily to interest income on net proceeds from the Company's IPO.

PROVISION FOR INCOME TAXES

    The Company recorded tax provisions for the quarters ended January 31, 1997 and 1996 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had available federal net operating loss carryforwards of approximately $10.7 million as of April 30, 1996.


COMPARISON OF NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

REVENUES

    Total revenues for the nine months ended January 31, 1997 decreased 12% over the same period of the prior year to $18.9 million. Total license revenues decreased 18% over the same period of the prior year to $11.7 million.
Graphical license revenues  increased  53%  over the

                                UNIFY CORPORATION

same period of the prior year to $4.6 million, reflecting stable demand for Unify VISION from the Company's installed base of customers and a single $1.2 million order from a customer based in China which was subsequently written off (see Note 4 of Notes to Condensed Consolidated Financial Statements). Character license revenues decreased 36% to $7.1 million, in part because of the absence of any single large order during that period. In addition, the Company operated without a senior sales executive in North America during the quarter ended January 31, 1997, which negatively impacted both graphical and character license revenues. The Company hired an experienced senior sales executive for North America in February 1997. Service revenues remained constant at approximately $7.3 million in both periods.

         International revenues increased to 62% of total revenues in the nine months ended January 31, 1997 from 59% in the same period of the prior year. Total revenues declined in every geographic region except the Pacific Rim, but a 17% decline in North American revenues combined with $1.2 million in first quarter revenues from China increased international revenues as a percentage of total revenues in the first nine months of fiscal 1997 as compared to the same period of the prior year.

COST OF REVENUES

    Cost of software licenses for the nine months ended January 31, 1997 decreased to $0.9 million, or 8% of license revenues, as compared to $1.5 million, or 11% of license revenues, for the same period of the prior year. There was no amortization of capitalized software development costs for the nine months ended January 31, 1997, as compared to $0.5 million for the same period of the prior year.

    Cost of services for the nine month period increased to $3.4 million, or 47% of service revenues, as compared to $3.2 million, or 43% of service revenues, for the same period of the prior year. Since service revenues were constant during these periods, the fiscal 1997 increases in absolute dollars and percentage of service revenues resulted from higher costs in consulting services because of increased staffing levels which were partially offset by lower costs in support services related to efficiencies achieved in Japan.

PRODUCT DEVELOPMENT

    Product development expenses for the nine months ended January 31, 1997 increased to $5.5 million, or 29% of total revenues, as compared to $4.4 million, or 20% of total revenues, for the same period of the prior year. The increase in product development expenses in absolute dollars was primarily because of increased staffing required to complete Unify VISION 3.0 and VISION/Web and the purchase of third party source code for $0.5 million during the nine months ended January 31, 1997. The increase in product development expenses as a percentage of total revenues was the result of lower license revenues and higher product development expenses in the first nine months of fiscal 1997 as compared to the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE

    SG&A expenses for the nine months ended January 31, 1997 increased to $16.7 million, or 88% of total revenues, as compared to $13.8 million, or 64% of total revenues, for the same

                                UNIFY CORPORATION

period of the prior year. The increase in SG&A expenses was primarily because of the recruitment of several key sales and marketing employees during the first half of fiscal 1996 and additional professional services costs incurred as a result of becoming a publicly traded company, partially offset by lower sales commission expense relating to the decline in license revenues compared to the same period of the prior year. The increase in SG&A as a percentage of total revenues is attributable to the fiscal 1997 increase in SG&A expenses in absolute dollars combined with the decline in license revenues compared to the same period of the prior year.

BAD DEBT, STAFF REALIGNMENTS AND RELATED ASSET WRITE-OFFS

    See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of these charges.

 OTHER INCOME, NET

    Other income was $0.3 million for the nine months ended January 31, 1997 and $0.2 million for the same period of the prior year, with the increase consisting principally of interest income on net proceeds from the Company's IPO.

PROVISION FOR INCOME TAXES

    The Company recorded tax provisions for the nine months ended January 31, 1997 and 1996 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees.
For the same periods, the Company recorded no federal or state income tax provisions as the Company had available federal net operating loss carryforwards of approximately $10.7 million as of April 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

    In June 1996, the Company completed an initial public offering of 2,187,000 shares of common stock at $12.00 per share with net proceeds to the Company of $23.3 million.

    As of January 31, 1997, the Company had cash, cash equivalents and short-term investments of $18.6 million, compared to $3.0 million as of April 30, 1996. Working capital increased to $10.0 million at January 31, 1997 from a deficit of $3.2 million at April 30, 1996.

    The Company's operating activities used cash of $7.2 million during the nine months ended January 31, 1997, primarily for operating losses. Investing activities during the period used cash of $8.2 million, consisting principally of net purchases of short term investments of $7.2 million and equipment purchases of $0.9 million. Cash provided by financing activities during the period was $23.7 million, representing primarily net proceeds from the Company's IPO.

    The Company has a $2.2 million line of credit provided by certain shareholders of the Company, with the full amount outstanding as of January 31, 1997. This facility expires in July 1997 and bears interest at 3.75% per annum.

                                UNIFY CORPORATION

    The Company believes that current cash balances and short-term investments will be sufficient to meet its cash requirements during the next 12 months. Thereafter, depending on its operating results, the Company may require additional equity or debt financing to meet its working capital or capital equipment requirements. There can be no assurance that additional financing will be available when required or, if available, with terms satisfactory to the Company.

PART II.           OTHER INFORMATION


ITEM 5.            OTHER INFORMATION

                   Richard Medeiros joined the Company as Vice President, Americas Sales, in February 1997.

                   Carla Schneiderman joined the Company as Vice President, Worldwide Marketing and Business Development, in February 1997.

                   Roel Pieper, Chief Executive Officer and President of Tandem Computers, joined the Company's Board of Directors in February 1997.



ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                     (a)  Exhibits

                          Exhibit 11.01     Statement Regarding
                                            Computation of Net Income (Loss)
                                            Per Share

                          Exhibit 27        Financial Data Schedule

                     (b)  Reports on Form 8-K

                          The Company filed no reports on Form 8-K during the quarter ended January 31, 1997.

                              UNIFY CORPORATION

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   March 14, 1997             Unify Corporation
                                   (REGISTRANT)



                                   By:

                                   Susan Salvesen
                                   ------------------------------------------
                                   Susan Salvesen
                                   Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)