Form 10-K405
period 1997-04-30
UNIFY CORP
filed 1997-07-25
CIK 880562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934         FOR THE FISCAL YEAR ENDED APRIL 30, 1997
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934         For the transition period from      to

                       COMMISSION FILE NUMBER:   001-11807

                               UNIFY  CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
      Delaware                                              94-2710559
-------------------------------                ---------------------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                                  NUMBER)
                          181 METRO DRIVE, THIRD FLOOR
                           SAN JOSE, CALIFORNIA  95110
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                           TELEPHONE:  (408) 467-4500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    [X]      NO    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.    [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 1997 as reported on the Nasdaq National Market, was approximately $12,559,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 1997, the Registrant had 8,249,445 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 3, 1997 are incorporated by reference in
Part III of the Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE SOFTWARE INDUSTRY AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "RISK FACTORS." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), PARTICULARLY THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.


ITEM 1.  BUSINESS

THE COMPANY

     Unify Corporation ("Unify" or the "Company") develops, markets and supports software solutions that include high-end client/server and Internet application development, deployment and management tools, database management software products and professional services. In March 1995, the Company introduced Unify VISION 2.0, an advanced application development environment for the development, deployment and management of high-end, business critical client/server applications. Unify VISION combined a powerful and scalable client/server architecture with flexible and easy-to-use rapid application development technology. With the introduction of Unify VISION 3.0 in September 1996 and its companion product, VISION/Web, in January 1997, the Company began to compete at the enterprise level with a strong intranet and Internet focus. Unify also continues to enhance, market and support Unify DataServer, a family of database management system products and market and support Unify ACCELL, a family of fourth generation language ("4GL") application development tools. As of April 30, 1997, the Company had licensed Unify VISION to over 240 customers and Unify DataServer and ACCELL products to over 2,000 customers worldwide.

     The Company has established a worldwide distribution network that includes direct sales organizations in the United States, the United Kingdom, France and Japan and distributors and value added resellers ("VARs") throughout the Americas, Europe, Africa, the Middle East and Asia Pacific. Unify's products are being utilized by customers in a wide range of industries, including telecommunications, financial services, commercial industries and government. Significant customers that have licensed Unify VISION include Amoco, Fannie Mae, General Instrument, Glaxo, Hewlett-Packard, MCI, Merrill Lynch, the National Security Agency, NYNEX, Pacific Bell, Sumitomo Metal Industries Ceramics, and Westinghouse Security Electronics.

INDUSTRY BACKGROUND

     Information technology ("IT") has increasingly become central to almost all aspects of business operations, from customer ordering and support to manufacturing systems to domestic and international financial systems. Historically, large organizations processed their high-end, business critical applications on mainframe computers and mini-computers, which offered reliability, centralized management and control, and scalability for large numbers of concurrent users running transaction-intensive applications.
However, the combination of significant price/performance advances in computing capabilities and increased competitive pressures to lower costs, improve performance and increase flexibility and responsiveness have led organizations to attempt to manage more of their business over networks of "client" and "server" computers. The move to enterprise-wide "client/server" systems often requires that organizations integrate diverse hardware and software environments which are distributed in multiple locations. At the same time, organizations are increasingly automating business processes. Such organizations are demanding timely delivery of easy-to-use, robust and flexible applications. Addressing these requirements concurrently creates significant challenges in developing, deploying and managing applications.

     The initial adoption of client/server computing occurred primarily at an entry level, typically for small workgroups. These entry-level client/server applications generally require relatively simple data sharing, generate low network traffic, involve limited, simple transactions and source information from a single shared central database. Entry-level applications have been based upon a two-tier architecture with the application generally running on a single desktop PC platform (first tier) with all data transferred to the client over a network from a single shared database server (second tier). The success of entry-level client/server applications has led organizations to extend client/server computing through more of the business enterprise to address business critical operations. These "high-end" applications are significantly more difficult to develop and deploy as compared to entry-level applications because they must address issues such as support of distributed heterogeneous environments; high volumes of complex on-line transaction processing; and substantial numbers of concurrent enterprise-wide users. In addition, due to the recent convergence of several new technologies many organizations are now planning to deploy these high-end business critical applications on intranets and the Internet. These organizations require software development tools that enable them to rapidly develop complex transaction-based applications and deploy them on intranets and the Internet.

     The migration by many organizations toward client/server computing and the Internet has created significant demand for applications and their associated development tools. According to a software market survey conducted by Sentry Market Research which is consistent with projections from well-known industry analysts such as the Hurwitz Consulting Group and IDC, the annual market size for high-end client/server development tools is projected to increase from approximately $600 million as of December 1996 to approximately $2.2 billion by the year 2000. The same survey projects that the annual market size for Internet development tools will be $2.8 billion by the year 2000. These markets include both development tools offered by major relational database vendors, which currently capture a significant portion of the overall client/server tools market, and tools offered by developers of database-independent tools and Internet development tools.

     The first generation of independent tools vendors, such as Powersoft with its PowerBuilder product, addressed the need for database independence in the development of entry-level client/server applications and provided easy-to-use graphical tools. However, these entry-level tools have proven to be ineffective in implementing high-end client/server applications. As the number of users increase and applications become more complex, the network becomes burdened by the amount of data which must be transferred to desktop PCs. Further, the requirement for PC-only processing is a limiting factor for applications which require increasingly complex and concurrent processing by multiple users. The architecture of entry-level tools generally does not support "application partitioning," in which application functions can be divided and processed on multiple servers and not limited to processing only on the desktop PC. In addition to this lack of scalability, the architectures of entry-level application development tools do not support advanced development methodologies, heterogeneous computing environments with multiple development and deployment platforms, or advanced application management and maintenance functionality.

     While first generation Internet programming languages were designed primarily for information display, the new Internet programming standard, Java, is a full-function language which allows true transaction processing between two or more parties on the World Wide Web (the "Web"). The emergence of Java as a programming standard has led to the introduction of a first generation of Internet application development tools. While these tools facilitate the development of simple Internet applications which go beyond mere information display, they have significant limitations which include little or no transaction processing capabilities, poor server or client functionality and lack of scalability. The first generation of Internet application development tools is generally not suitable for the development of high-end transaction-based intranet and Internet applications.

     Organizations seeking to deliver high-end client/server and Internet applications confront several business issues. These include the cost of development, the requirement to rapidly develop and deploy the same applications on Internet and non-Internet environments, and the cost of maintaining and extending applications as organizations evolve. Faced with these issues and the pressure to address a growing backlog of business critical applications, many organizations are choosing to move, or "migrate," to high-end client/server and Internet applications on an incremental basis rather than pursue a full-scale enterprise-wide development process. This enables them to maximize use of existing investments in personnel and computer infrastructure and reduce the business disruption, time and cost of full-scale application development, deployment and maintenance.

     Whether organizations require full-scale, enterprise-wide, high-end applications, or are migrating to such applications on an incremental basis, they need tools with features such as rapid application development, application partitioning, scalability, application management and the ability to run in heterogeneous computing environments, including intranets and the Internet. At the same time, organizations want to minimize IT expenditures and avoid substantial complexity and inflexibility, which lead to longer and more costly development cycles and higher maintenance costs over the life of the application.

THE UNIFY SOLUTION

     Unify VISION and VISION/Web provide comprehensive, integrated application development solutions for customers planning to develop enterprise-wide, high-end, client/server and transaction-based Internet applications on a full scale, as well as customers that are migrating to such applications on an incremental basis. By providing organizations with the benefits of low cost of entry, rapid time to market and low cost of ownership, Unify VISION and VISION/Web address customer needs for developing, deploying and managing high-end, business critical client/server and Internet applications cost effectively and efficiently. Unify VISION and VISION/Web combine ease-of-use with the power and scalability of advanced application development technology.

     LOW COST OF ENTRY.   Unify VISION and VISION/Web's approach to scalable
application development is designed to allow organizations to deliver full-scale, enterprise-wide, high-end solutions or migrate to high-end client/server and transaction-based Internet solutions on an incremental basis. These applications can be readily extended in functionality and for broader use throughout the organization. The Company believes that the ease of use and flexibility of Unify VISION and VISION/Web allow organizations to maximize the use of their existing investments in computer infrastructure and development personnel. For example, Unify VISION offers object-oriented programming but allows developers to adopt object orientation at their own pace, thereby increasing productivity. Similarly, Unify VISION enables developers to use application partitioning when it is useful but does not require application partitioning when it is not necessary.

     RAPID TIME TO MARKET.   The Company believes that the unique architecture
of Unify VISION and VISION/Web allows organizations to develop and deploy high-end client/server and Internet applications rapidly. Unify VISION and VISION/Web have a scalable RADD (Rapid Application Development and Deployment) architecture that is designed to enable developers to quickly and easily produce complex, business critical applications. Unify VISION and VISION/Web are designed to simplify the development and deployment of high-end client/server and Internet applications through an easy-to-use graphical application development environment; application partitioning; cross-platform portability; built-in application and transaction models; a sophisticated but not rigid object-oriented programming environment; and repository-based team development facilities.

     LOW COST OF OWNERSHIP.   Unify VISION and VISION/Web are designed to reduce
the cost of managing and extending high-end business critical applications, addressing the needs of organizations as they grow and change. Applications developed on one platform can be deployed automatically on multiple platforms in a heterogeneous computing environment while maintaining a completely native look and feel. Applications developed for a local client/server network can be deployed on a company-wide intranet as well as the Internet with little or no additional programming. Applications are developed using components which can be reused or extended. Partitioning of applications can be invoked or changed as applications are deployed, thereby eliminating the need to reengineer the application in order to scale up. Unify VISION's AppMan also offers a broad range of application management services, including event management, performance management, software distribution, and administration. The Company believes that these services optimize the use of existing IT infrastructure and extend the life span of existing applications, thereby reducing the demands on development personnel. Unify VISION's AppMan also provides automatic integration with industry-leading third-party system and network management products, thereby reducing the need for custom programming.

STRATEGY

     The Company's mission is to provide market-leading application development, deployment and management solutions for high-end client/server and transaction-based Internet applications. The following are the key elements of the Company's strategy to achieve that mission.

     DELIVER EASY-TO-USE, SCALABLE, HIGH-END CLIENT/SERVER AND INTERNET
SOLUTIONS.   The Company believes that today's high-end development tools do not offer both ease of use and scalability, features that customers increasingly require. In order to address these needs, the Company has developed a unique product architecture which provides for ease of use with full scalability. The Company provides solutions for customers seeking to preserve existing IT investments and minimize the costs and complexity of migrating to a client/server and Internet environment. A key aspect of this strategy is to provide tools which allow customers to develop applications that are truly scalable and which can continue to be used and extended as the application is adopted more widely throughout an enterprise.

     PROVIDE SOLUTIONS FOR CHANGING COMPUTING ENVIRONMENTS.   The Company's
strategy is to provide application development tools which offer the same degree of ease-of-use, power and flexibility in response to changing environments. In January 1997, the Company introduced VISION/Web, which allows direct migration of Unify VISION applications to intranets and the Internet with little or no additional programming. VISION/Web generates Java source code, allowing developers to rapidly build high-end transaction-based applications with robust server and client functionality for intranets and the Internet. The Company believes that Unify VISION will continue to be well-positioned for emerging market opportunities such as the Internet because its architecture is designed to readily extend and adapt high-end client/server applications to changing computing environments.

     EXPAND ALTERNATE SALES CHANNELS.   The Company intends to compliment its
focused direct sales efforts in the United States, the United Kingdom, France and Japan with the expansion of alternate sales channels throughout the Americas, Europe, Africa, the Middle East and Asia Pacific. Alternate sales channels include systems integrators ("SIs"), VARs, independent software vendors ("ISVs"), business alliance partners, original equipment manufacturers ("OEMs") and distributors. Such alternate sales channels leverage the Company's own sales, support, consulting and training resources in delivering complete solutions to customers. The Company believes that the features of Unify VISION and VISION/Web which facilitate rapid development and deployment of complex applications are particularly well-suited for use by SIs, VARs, and ISVs, whose primary concern is time to market. The Company currently has over 400 SI, VAR and ISV customers and intends to recruit selected new customers, particularly SIs. Unify also has business alliances with, among others, Sun Microsystems Computer Corporation ("Sun"), JavaSoft, IBM Corporation ("IBM"), Hewlett-Packard Company ("HP"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"). The Company plans to continue to actively participate in joint marketing programs with its current business alliance partners as well as to selectively recruit new business alliance partners and OEMs. Finally, the Company has an extensive network of international distributors which supplements its targeted direct sales presence. Unify intends to strategically expand this distribution network as well.

     CAPITALIZE ON LARGE INSTALLED CUSTOMER BASE.   The Company plans to
continue to leverage its installed base of over 2,000 Unify DataServer and ACCELL customers worldwide. Part of the Company's overall strategy is to sell Unify VISION and VISION/Web to this customer base as it migrates to high-end client/server and transaction-based Internet applications while continuing to seek revenue from its Unify DataServer and ACCELL products in the interim. Unify VISION provides a unique, scalable solution which allows Unify's customers to maximize their significant investment in existing applications while upgrading to more advanced client/server and Web applications at their own pace. Unify's professional consulting organization assists customers in the transition to Unify VISION and VISION/Web with conversion templates, technical advice and other migration assistance. The Company also continues to devote resources to maintaining and selectively enhancing its Unify DataServer product family and maintaining its Unify ACCELL product family, thereby assisting those of its customers that are not yet ready to move to high-end client/server and Internet environments.

     LEVERAGE WORLDWIDE INFRASTRUCTURE.   The Company has developed an extensive
international network to provide direct and indirect sales, product development and support. The Company has more than ten years of experience in developing international versions of its products and selling and supporting those products internationally. International sales represented 60% of total revenues in fiscal 1997 and 56% of total revenues in each of fiscal 1996 and 1995. The Company believes that this network will be an important competitive factor in taking advantage of the emerging adoption of client/server and Internet computing internationally.

     DIFFERENTIATE THROUGH SUPERIOR CUSTOMER SUPPORT.   The Company believes
that superior customer support is critical for customers to successfully deliver high-end transaction-based Internet solutions. Due to the complexity of client/server computing and the emergence of the Web, support services must be able to address issues which arise from components of the client/server system beyond the Company's products such as multiple databases, computing platforms and operating systems. The Company has over fifteen years of experience in supporting application development and database management products. Because each customer has unique needs, the Company offers modular customer support programs that match each customer's development cycle and allow for the addition of new services as needs change.

PRODUCTS

     The Company's products include Unify VISION, VISION/Web, and the Unify ACCELL and DataServer product families. Unify VISION is an advanced application development tool for development, deployment and management of high-end, transaction-based, business critical client/server applications. VISION/Web allows direct migration of Unify VISION applications to intranets and the Internet with little or no additional programming. Unify ACCELL is a family of 4GL application development tools and Unify DataServer is a family of database management system products. Since the introduction of Unify VISION 2.0 in March 1995, license revenues from Unify VISION have increased from 12% of license revenues in fiscal 1995 to 25% of license revenues in fiscal 1996 to 36% of license revenues in fiscal 1997.

UNIFY VISION AND VISION/WEB

     Unify VISION is an advanced client/server application development environment designed to offer ease of use and to combine the flexibility and productivity of client/server computing with the scalability and performance required by enterprise-wide high-end applications. Unify VISION supports all three major phases of the application life cycle - development, deployment and management. Unify VISION is designed to provide deployment and management flexibility and to allow end-users to adapt their applications to their changing enterprise without substantial custom programming.

     Unify VISION provides an object-oriented, graphical development environment that includes a multi-user repository for team development, a powerful 4GL, a graphical user interface ("GUI") designer, an interactive debugging facility and support for object linking and embedding ("ActiveX") for application integration. Unify VISION automatically interfaces and tightly integrates with leading database systems. Unify VISION provides a set of built-in dialog forms, called SmartView dialogs, that automates the task of selecting and customizing application features and significantly reduces custom programming. Applications developed with Unify VISION are portable across heterogeneous desktop GUI, operating system, network and database platforms. Developers can build complex applications in their preferred development platform and deploy across preferred end-user environments without the need for custom programming or recompilation. Unify VISION also supports automated, dynamic application partitioning, and can be deployed in two-tier or multi-tier network environments.

     By directly generating Java applets, VISON/Web extends Unify VISION's advanced client/server technology to the Web. This enables developers to build fully transactional applications with robust server and client functionality for the Web or any Java-based client. Because VISION/Web development technology is integrated with VISION, developers have a single environment in which to build high-end Web and non-Web applications.

     Unify VISION's AppMan is designed to automate the management of high-end applications by embedding application management functionality into every application. Unify VISION's AppMan automatically supports event management, performance management, software distribution, and administration. Unify VISION's AppMan integrates with industry-leading third-party system and network management products. It also includes an open toolkit to allow developers to integrate their applications with the system and network management products of their choice.

     Unify VISION supports Windows 95, Windows NT, OS/2 and Motif desktops for both application development and deployment and Windows 3.1 and Macintosh for deployment only. VISION/Web can be deployed on any Java-enabled Web browser, including Netscape Navigator and Communicator and Microsoft Internet Explorer. These and other Java-enabled Web browsers are readily available for Windows 95, Windows NT, Windows 3.1, OS/2, Sun Solaris, IBM AIX, Macintosh and other popular desktop operating systems. Unify VISION and VISION/Web support the native "look and feel" of all of these desktop interfaces. Unify VISION supports leading server platforms including Sun SPARC, IBM RS/6000, HP 9000, Digital Alpha UNIX, OS/2 and Windows NT. Unify VISION provides native interfaces to leading database products including Oracle, Sybase, Informix, CA-Ingres, Microsoft SQL Server, DB2 and Unify DataServer. Unify VISION supports the Microsoft ODBC interface for PC-based workgroup database products and IBM's DRDA for access to MVS-based DB2 databases.

UNIFY ACCELL

     Unify ACCELL development tool sets are UNIX-based application development products for building complex, business critical applications targeted for character-based platforms. They are designed to maximize developer productivity through tight integration of 4GL technologies and optimized database features in a flexible development environment. Unify ACCELL's modular architecture combines an application generator, 4GL, and an interactive debugging facility with database-server connectivity.

     Developers can use the Unify ACCELL application generator to create forms from scratch or can use an automatically-created default form. Unify ACCELL's 4GL is an event-driven programming language with powerful features supporting more than 250 4GL statements, data types and functions. Unify ACCELL's database independent technology supports native interfaces to leading database products including Oracle, Sybase, Informix, CA-Ingres and Unify DataServer. Unify ACCELL applications are also portable across industry leading UNIX platforms, databases, and TCP/IP networking environments.

UNIFY DATASERVER

     Unify DataServer is a family of database management products that is designed to scale from small systems to large, high volume, on-line transaction processing (OLTP) systems. At the entry level, Unify DataServer is designed to be a high performance, easy-to-use product with minimal maintenance and memory requirements. The DataServer family of products is designed so that the growth of user requirements over time can be quickly accommodated. Unify DataServer supports the ANSI SQL standard and an industry-standard ODBC interface to provide access to hundreds of third-party tools and products. Unify DataServer products provide a variety of database access methods which deliver high performance across a wide variety of environments and deployment configurations. Unify DataServer products support all major UNIX platforms and TCP/IP networking environments.

REPORT WRITERS

     The Company has agreements in place to resell report writers provided by Actuate Software Corporation and Business Objects in conjunction with Unify VISION.

PROFESSIONAL SERVICES

     The Company believes that superior professional services, including product support and maintenance, consulting services, and customer training are critical for achieving and maintaining customer satisfaction and for assisting customers to successfully develop and deliver high-end client/server and transaction-based Internet solutions. Due to the complexity of client/server computing and the emergence of the Web, support services must be able to address issues which arise from components of the client/server system beyond the Company's products such as multiple databases, computing platforms and operating systems. The Company has extensive experience in supporting database and application development products. The Company's professional service revenues for fiscal 1997 were $9.4 million or 39% of total revenues for that period.

SUPPORT

     The Company offers modular customer support programs which can be modified to match the customers' development cycles and can be customized as needs change. All support levels provide telephone, e-mail and facsimile access, enabling customers to log inquiries for resolution by the Company's support staff. Service levels can be tailored by customers to select preferred call response time, information reporting, and other features including 24-hour a day, seven day a week support. The Company currently has annual maintenance contracts with over 750 customers. During each of the past three fiscal years, over 80% of the Company's support customers have renewed their support contracts.

CONSULTING

     The full range of consulting services which the Company provides through its own consulting organization as well as through partnerships with third party solution providers is an important part of the Company's strategy of delivering complete customer solutions. The objective of Unify's consulting services organization ("UCS") is to provide each customer with the level of consulting support they believe that they require to successfully utilize Unify's technologies. This means that UCS can TEACH the customer to complete a task, HELP them complete the task, or TAKE FULL RESPONSIBILITY for completing the task. This task could range from a simple release upgrade to a Unify ACCELL to Unify VISION migration to a ground-up application development project. Such engagements can range from the use of a single consultant for completion of a one week task to a full project staff engaged to complete an effort that stretches over several months.

     In addition to the very customized services offered by UCS, a group of pre-packaged service offerings are available to assist Unify customers. One example of such offerings is the VISION Readiness Review. UCS produces a detailed project plan for building or migrating customer applications to Unify VISION which includes project tasks, staffing requirements, duration and cost. This review also includes an assessment of the customer's current staff and an individualized education plan as well as a review of the customer's current technology environment and precise recommendations for modifying that environment in preparation for the project, if necessary.

TRAINING

     The Company is committed to offering its customers a comprehensive selection of training courses and materials. Customers may attend a broad range of courses provided on a regularly scheduled basis at Unify training centers located in San Jose, California; Reston, Virginia; Surrey, England; Paris, France; and Tokyo, Japan. The Company also offers on-site training at customers' facilities.

     As of April 30, 1997, the Company had 23 employees engaged in support and 10 in consulting and training. The Company intends to expand its support, consulting and training staff and make additional investments in its support infrastructure during fiscal 1998.

UNIFY VISION AND VISION/WEB TECHNOLOGY

     The Company designed and developed Unify VISION to provide a comprehensive, integrated software solution for the development, deployment and management of high-end business critical applications for client/server environments. VISION/Web extends Unify VISION's advanced client/server technology to intranets and the Internet.

APPLICATION DEVELOPMENT

     Unify VISION provides an integrated, object-oriented, repository-based development environment which is designed to enable developers to quickly and easily produce high-end client/server applications.

     Unify VISION's SCALABLE RADD architecture supports the transition to an object-oriented paradigm, but does not require programmers to be fully trained in object orientation. Rather, Unify VISION supports a flexible transition, combining object-oriented and procedural programming techniques so that customers can evolve towards object orientation at their own speed while maintaining productivity. Unify VISION includes a GUI-independent graphical designer, an object-oriented 4GL with integrated editor, an interactive debugger, and built-in SmartView dialogs. All objects, both code and graphical, reside in the Unify VISION repository and are managed through the graphical class browser, which facilitates object reuse. Developers can use SmartView dialogs to define complex operations such as application behavior and database interfaces without manual coding. Unify VISION is built on a default application and transaction model that eliminates much of the low-level, repetitive and complex programming effort. The model consists of a set of built-in procedures and logic that automates code-intensive functions including GUI behavior, form generation, application partitioning, enterprise-wide database connectivity, transaction-based logic and cross-platform portability. Unify VISION's multi-user object repository and integrated version control facilities allow large teams of developers to work together to develop an application without overwriting or corrupting each other's application code.

     Unify VISION's GUI SMART ARCHITECTURE allows developers to build applications which are independent of the desktop windowing system. Unify VISION includes a platform-independent GUI toolkit that stores applications in a GUI independent format and provides user-controlled font mapping. The application automatically assumes the native look and feel of the GUI platform on which it is running, eliminating the need to recompile or redesign the user interface. This enables a team of developers to work within their preferred GUI environment and co-develop an application.

     Unify VISION's DATABASE SMART ARCHITECTURE automates and simplifies the complex task of database interfacing. It provides built-in, high-performance database access which exploits specialized features in leading database management systems. The application programmer simply specifies the database table associated with each object, the transaction rules and the locking mode, and Unify VISION automatically generates the optimum programming code. Unify VISION provides portability for applications across all leading databases, supporting native extensions while enabling the use of vendor-specific enhancements such as features found in PL/SQL or TRANSACT-SQL. Unify VISION's DATABASE SMART interface automates virtually all database connectivity and transaction management including query-by-form, insert, update, delete, master/detail relationship, and transaction control. Unify VISION generates optimized SQL for each brand of database and supports simultaneous access to multiple heterogeneous data sources. Furthermore, when an application originally developed for one database is moved to another, Unify VISION automatically resolves the differences in command syntax, semantics, locking, and transaction control without additional coding.

     Unify VISION's EXTENSIBLE PLATFORM-INDEPENDENT ARCHITECTURE allows customers to write platform-independent applications while at the same time integrating with platform-specific products such as Microsoft Word and Lotus Notes. Customers can integrate their applications with third-party products via AppleEvents, Windows DDE, ActiveX automation, and UNIX sockets, depending on the platform. In addition, Unify VISION supports ActiveX, which allows users to create form objects containing Word documents, Excel spreadsheets, and other third-party objects. Applications running on Windows 95, Windows NT, Windows 3.1, UNIX, OS/2 and Macintosh are able to access ActiveX objects via ActiveX automation.

APPLICATION DEPLOYMENT

     Unify VISION's platform-independent architecture combined with its advanced distributed application processing services, including application partitioning, provide a variety of flexible and extendable deployment alternatives.

     Unify VISION's distributed application services are built around an OBJECT BROKER technology that supports automated, dynamic partitioning and execution of applications. Application partitioning involves segregating application components such as desktop services, application services, and data management services and locating them on various computing resources throughout the network. Application partitioning provides enhanced scalability and resource utilization and maximizes performance while reducing maintenance requirements.

     Unify VISION's OBJECT BROKER is a custom messaging technology, designed to scale for most any type of computing environment including single CPU, Symmetric Multi-Processors ("SMP"), tightly-coupled processor clusters, and massively parallel systems ("MPP"). Unify VISION's OBJECT BROKER supports asynchronous messaging and publish/subscribe event generation and reporting features. Unify VISION developers can develop partition-ready applications and deploy them across multiple computing resources, all linked transparently with the Unify OBJECT BROKER. Unify VISION applications are network configuration independent and can be deployed on two-tier or multi-tier networks without specific coding, configuration changes, or recompiling. These application partitions are binary portable and can be stored in a network server. At the time of execution, Unify VISION's advanced distributed services automatically establish communication links among the various partitions of applications.

     Unify VISION's advanced distributed services support shared and reusable application services that allow a single copy of an application service to be shared by multiple clients and used among several applications. This allows IT organizations to reduce maintenance costs and provides a higher level of control and efficiency. Unify VISION's server replication technology supports multiple copies of an application service distributed throughout the network. This provides higher scalability, more efficient load balancing and higher system availability in case of partial system failure.

     Using VISION/Web, Unify VISION applications can also be deployed with little or no additional programming on intranet and Internet environments. The same Unify VISION application source code can be used to deploy high-end transaction-based applications to client/server environments and Web browsers. VISION/Web applications are developed using all of the facilities of the standard Unify VISION development environment.

     The client portion of the VISON/Web application is generated in Java which, unlike tools which use HTML and CGI, provide client side processing for uses such as immediate data validation. The VISION/Web client application runs as a Java applet within a browser and is composed of the VISION/Web foundation classes, the compiled application specific code, and Visigenic's VisiBroker object request broker ("ORB") which is between the client and the server. To communicate over the Web, the client VisiBroker talks CORBA IIOP to the server VisiBroker. VisiBroker is embedded in the VISION/Web product and included in the list price for a VISION/Web deployment license.

     All of the facilities available to a Unify VISION server, such as native access to RDBMS, fault tolerance, application management and replicated services, are also available to a VISION/Web server. VISION services can be shared between Unify VISION and VISION/Web clients. The VISION/Web server also contains a layer to connect with the VisiBroker IIOP gateway.

APPLICATION MANAGEMENT

     Unify VISION's comprehensive, open, integrated management architecture enables IT organizations to manage their applications using any preferred management system or different systems at different sites. The architecture is open and extendable, capable of evolving in parallel with the customers' developing client/server management infrastructures. Unify VISION automatically embeds application management functionality in the application during the development cycle. This functionality includes event and performance management, software distribution and partition administration.

     For event management, Unify VISION automatically embeds over 400 application-specific events into the developed application. In addition, developers can define their own application-specific events. Unify VISION's AppMan includes agents for Tivoli's Enterprise Console and BMC Patrol, which Unify resells.

     For performance management, Unify VISION's AppMan automatically monitors and generates over 60 different performance metrics. These metrics profile the vital statistics of an application with respect to response times and resource utilization. Unify VISION's AppMan includes software agents for integration with the Hewlett Packard MeasureWare system and PerfView console.

     For software distribution, Unify VISION's AppMan enables developers to incorporate software distribution and configuration information during the development cycle. The resulting application is in a "distribution-ready" format, compatible with industry-leading Electronic Software Distribution ("ESD") systems. Unify VISION's AppMan includes an automated deployment configurator that guides the developer through the process of specifying file configurations for target platforms. The embedded software agents then automatically generate the application description files and distribution specifications for the system administrator's preferred ESD system. Unify VISION's AppMan provides consistent, standardized and correct installation of updates of VISION applications across an enterprise. Unify VISION's AppMan includes software agents to support Tivoli's Courier and Microsoft's SMS products.

     For administration, Unify VISION provides an integrated graphical console to display, start, stop and restart Unify VISION application partitions. It also enables system administrators to view and manage the various components of the distributed application.

CUSTOMERS AND MARKETS

     As of April 30, 1997, the Company had licensed Unify VISION to over 240 customers worldwide and Unify DataServer and ACCELL products to over 2,000 customers worldwide. The Company's target end-user customers include commercial and government organizations that utilize sophisticated business critical information systems distributed over heterogeneous operating systems and databases and have a need to quickly deploy high-end client/server and transaction-based Internet applications. No customer accounted for more than 10% of the Company's total revenues for fiscal 1997, 1996 or 1995.

SALES AND MARKETING

     The Company's sales and marketing organization is strongly focused on providing solutions rather than products. Unify markets its products and professional services domestically through a combination of direct sales and alternate sales channels, including SIs, VARs, business alliance partners and distributors. The Company's marketing efforts are primarily directed at broadening the market for Unify VISION and

VISION/Web by increasing awareness of the advantages of high-end client/server and Internet application development environments and at supporting the Company's direct and alternate sales channels. Marketing activities include conducting public relations and product seminars, publishing newsletters, conducting direct mailings, preparing other marketing materials, coordinating the Company's participation in industry programs and forums, establishing and maintaining close relationships with business alliance partners, and establishing and maintaining close relationships with recognized industry analysts. The Company also maintains a site on the Web at www.unify.com.

     The Company markets its products internationally through subsidiaries in the United Kingdom, France and Japan and through distributors and VARs in Latin America, Europe, Africa, the Middle East and Asia Pacific. International revenue accounted for 60%, 56% and 56% of total revenues in fiscal 1997, 1996 and 1995, respectively. For detailed information regarding the distribution of revenues, operating results and assets by geographic area for fiscal years 1997, 1996 and 1995, see Note 12 of Notes to Consolidated Financial Statements.

     The Company intends to compliment its domestic and international direct sales efforts with the expansion of its alternate sales channels. Alternate sales channels include SIs, VARs, ISVs, business alliance partners, OEMs and distributors. Such alternate sales channels leverage the Company's own sales, support and consulting resources in providing complete solutions to customers. The Company believes that the features of Unify VISION and VISION/Web which facilitate rapid development and deployment of complex applications are particularly well-suited for use by SIs, VARs, and ISVs, whose primary concern is time to market. The Company currently has over 400 SI, VAR and ISV customers and intends to recruit selected new customers, particularly SIs. Unify also has business alliances with, among others, Sun, JavaSoft, IBM, HP, Microsoft and Netscape. The Company plans to continue to actively participate in joint marketing programs with its current business alliance partners as well as to selectively recruit new business alliance partners and OEMs. Finally, the Company has an extensive network of international distributors which supplements its targeted direct sales presence. Unify intends to strategically expand this distribution network as well.

     The Company also plans to continue to leverage its installed base of over 2,000 Unify DataServer and ACCELL customers. The Company's sales and marketing strategy in part targets this installed base with the objective of generating Unify VISION and VISION/Web revenues as this customer base migrates to high-end client/server and transaction-based Web applications. The Company also continues to market its Unify DataServer and Unify ACCELL product families, thereby serving those of its customers that are not yet ready to move to high-end client/server environments.

     As of April 30, 1997, the Company had 53 and 11 employees engaged in sales and marketing activities, respectively. The Company intends to continue to expand its sales and marketing staff and make additional investments in marketing and advertising during fiscal 1998.

PRODUCT DEVELOPMENT

     Since its inception, the Company has made substantial investments in product development, and the Company anticipates that it will continue to commit substantial resources to product development in the future. The Company's principal development projects include enhanced mainframe access, further CORBA integration, component architecture and enhanced VISION/Web programming features. In addition, the Company continues to invest in maintenance of and selective enhancements to its Unify DataServer product family, such as porting Unify DataServer to Windows NT, and maintenance of its Unify ACCELL product family.

     The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Unify VISION, VISION/Web and new products on a timely basis that keep pace with such technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Unify VISION, VISION/Web and new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or products or that such enhancements or products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If the release dates of any future Unify VISION or VISION/Web enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, financial condition and cash flows could be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Unify VISION and VISION/Web, which could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

     The Company's product development activities are conducted primarily at its Sacramento, California facility. As of April 30, 1997, the Company had a total of 46 employees and contractors in product development and porting, including 27 development engineers. The Company's product development expenditures for fiscal 1997, 1996, and 1995 were $7.0 million, $5.8 million and $5.7 million, respectively. The Company expects to continue to devote significant resources to product development in fiscal 1998.

COMPETITION

     The Company has experienced and expects to continue to experience intense competition from current and future competitors. The Company's current direct competitors for high-end client/server development tools include, among others, Forte Software, Inc. ("Forte"), Texas Instruments Software, which is now part of Sterling Software, Inc. ("Sterling"), and Compuware Corporation ("Compuware"). The Company also competes with database vendors such as Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase"), IBM and others, which offer their own development tools for use with their proprietary databases. With the introduction of VISION/Web in January 1997, the Company began competing with Web development tools vendors including, among others, NetDynamics, Inc. ("NetDynamics") and Symantec Corporation ("Symantec"). In addition to its direct competitors, the Company also competes with companies that offer other types of development tools which can be used in lieu of advanced development tools such as Unify VISION. Other types of tools which can be used by customers include products offered by Powersoft (a subsidiary of Sybase), Microsoft and others.

     For its Unify DataServer and ACCELL products, the Company's business generally derives from sales of license upgrades or additional deployment licenses. As a result, the competitive factors are generally the consideration by a customer as to whether to develop a new system rather than whether to use a competitor's products with the existing application built using the Company's products. Vendors of products competitive to the Company's Unify DataServer and ACCELL products include companies such as Oracle, Informix and Sybase, among others.

     Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. The Company also expects to face additional competition as other established and emerging companies enter the client/server application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results, financial condition and cash flows. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results, financial condition and cash flows. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

     The Company believes that the most significant competitive factors include ease of application development and deployment, application management functionality; product performance and quality; product architecture, customer support; consulting and training services, and price. The Company believes that it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors; the failure to do so would have a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

INTELLECTUAL PROPERTY

     The Company relies on a combination of copyright, trademark and trade-secret laws, non-disclosure agreements and other methods to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States.
There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

     Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to defend such claim or obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from developing and selling its products. Any of these situations could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

     The Company is dependent on third-party suppliers for software which is imbedded in certain of its products. Such software includes Galaxy from VISIX Software, TransAccess from Proginet Corporation and VisiBroker from Visigenics. During fiscal 1997, the Company reduced its dependence on VISIX Software by purchasing the source code for Galaxy. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products which could require payment of substantial fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results, financial condition and cash flows.

EMPLOYEES

     As of April 30, 1997, the Company had a total of 172 employees, including 44 in product development, 33 in support, consulting, and training, 64 in sales and marketing, and 31 in finance, information systems, operations and general administration. Of these employees, 133 were located in the United States, 26 were located in Europe, and 13 were located in Japan.

     During the last half of fiscal 1997, the Company reorganized its operations and made significant changes in the management and structure of its sales and marketing organization. Both of the Company's senior sales and marketing executives and a significant portion of the Company's field sales force have been hired within the past 12 months. The Company intends to hire additional key personnel in the near future.

     The success of the Company depends in large part upon its ability to attract and retain qualified employees, particularly highly skilled engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining key employees. Any failure by the Company to retain or expand its engineering, direct sales and support personnel would materially adversely affect the Company's business, operating results, financial condition and cash flows. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.


EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the Company's executive officers:

Name                Age                  Position with the Company
----                ---     ----------------------------------------------------

Reza Mikailli        45     President, Chief Executive Officer, Acting Vice
                              President, International Sales and Services,
                              and Director
Walter Kopp          39     Vice President, Product Development
Richard Medeiros     54     Vice President, Americas Sales and Services
Susan Salvesen       41     Vice President, Finance and Administration and Chief
                              Financial Officer
Carla Schneiderman   49     Vice President, Worldwide Marketing and Business
                              Development
Frank Verardi        48     Vice President, Product Delivery and Customer
                              Support
-------------------

     REZA MIKAILLI has been President and Chief Executive Officer and a Director of the Company since November 1994, after serving as Senior Vice President of Products from October 1992 to November 1994. Mr. Mikailli has also been serving as Acting Vice President of International Sales and Services of the Company since March 1997. From 1989 to 1992, Mr. Mikailli was Vice President of Server and Connectivity Products at Informix Corporation, a manufacturer of computer database and software tool products. Mr. Mikailli received an M.S. degree in computer science from Santa Clara University, and a B.S. degree in computer science and an M.S. degree in mathematics from the University of Tehran, Iran.

     WALTER KOPP joined the Company in 1987 as Engineering Manager. In 1992, Mr. Kopp was named Director of Software Development, in January 1995 he was appointed Director of Product Development and in February 1997 he became Vice President of Product Development. Previously, he was Manager of Software Tools at ROLM Corporation, a manufacturer of telecommunications equipment, and a Systems Engineer and Systems Programmer at Data General, a computer manufacturer. Mr. Kopp holds a B.S. degree from Cornell University and a M.S. degree in computer science from the University of Massachusetts.

     RICHARD MEDEIROS joined the Company in February 1997 as Vice President of Americas Sales and Services. From November 1992 to February 1997, Mr. Medeiros was Vice President of North America Sales for Synon Corporation, an application development tools company. From April 1989 to November 1992, he was Vice President and Area Manager of direct sales and Latin American sales for Cognos Corporation, a 4GL and end-user software products company. Mr. Medeiros has also held senior sales and sales management positions with IBM, Harris Corporation, Olivetti and Computer Corporation of America. He received a B.S. degree in marketing and an M.B.A. from San Jose State University.

     SUSAN SALVESEN joined the Company as Vice President of Finance and Administration and Chief Financial Officer in April 1996. From May 1994 to April 1996, Ms. Salvesen was Vice President of Finance and Chief Financial Officer of AG Associates, a semiconductor equipment company. From February 1988 to May 1994, she served as Corporate Controller at Aspect Telecommunications, where she managed the accounting and finance operations. She holds a B.A. degree in economics from Douglass College of Rutgers University and an M.B.A. from the University of Pittsburgh.

     CARLA SCHNEIDERMAN joined the Company in March 1997 as Vice President of Worldwide Marketing and Business Development. From October 1992 to February 1997, Ms. Schneiderman led a Palo Alto, California-based marketing and management services consultancy specializing in early-stage and rapidly growing companies. From May 1994 to June 1995, she was Vice President of Worldwide Marketing for Blyth Software, Inc. From August 1991 to December 1992, Ms. Schneiderman served as Director of Worldwide Marketing at Intersolv, Inc., a desktop application development tools company. Prior to that, Ms. Schneiderman worked for IBM and Synon Corporation in various senior marketing and business development positions. She received a B.A. degree in psychology from the University of Michigan.

     FRANK VERARDI joined the Company in 1988 as Manager of Consulting Services and was named Director of Client Services in 1989. In November 1995, Mr. Verardi was appointed Vice President of Product Delivery and Customer Support. Mr. Verardi received a B.S. degree in Computer Sciences from California State University, Chico.

     Each executive officer serves at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.


                                  RISK FACTORS

     IN EVALUATING THE COMPANY'S BUSINESS, READERS SHOULD CAREFULLY CONSIDER THE BUSINESS RISKS DISCUSSED IN THIS SECTION IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SEC.

HISTORY OF OPERATING LOSSES; TRANSITION OF BUSINESS

     The Company has incurred net losses in five of the last eight fiscal quarters and in each of the past five fiscal years. Revenues from the Company's DataServer database products and Unify ACCELL application development tools decreased in fiscal 1994 and 1995, were relatively flat in fiscal 1996 and decreased in fiscal 1997. These declines were in part offset by sales of Unify VISION 1.0, which was introduced in December 1993; Unify VISION 2.0, which was introduced in March 1995; and Unify VISION 3.0 and VISION/Web, which were introduced in September 1996 and January 1997, respectively. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of Unify VISION 3.0 and VISION/Web. License revenues from Unify VISION and VISION/Web were $5.3 million, $5.0 million and $2.2 million for fiscal 1997, 1996 and 1995, respectively, and represented 36%, 25% and 12% of total license revenues for those years, respectively. No assurance can be given that Unify VISION, VISION/Web or the Company's other products will achieve market acceptance or that the Company will achieve and maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATING QUARTERLY RESULTS AND SEASONALITY; EXPECTED OPERATING LOSS IN FIRST FISCAL QUARTER

     The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees, especially in the sales organization; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; the results of international expansion; currency fluctuations; and general domestic and international economic and political conditions. Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from several hundred thousand dollars to approximately $1 million, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its U.S. direct sales force. The timing of this expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

     Because of the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. In particular, with the fiscal 1997 release of Unify VISION 3.0 and VISION/Web the Company has experienced new opportunities to compete for larger, enterprise-level sales transactions. These transactions have even longer sales cycles than the Company has experienced in the past. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected.

     The Company also expects that its operating results will be affected by seasonal trends. The Company believes that it is likely it will experience relatively higher revenues in fiscal quarters ending April 30 and relatively lower revenues in fiscal quarters ending July 31 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. The Company also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months. In particular, because of the foregoing factors and because of longer sales cycles associated with Unify VISION 3.0 and VISION/Web, the Company expects that it will incur an operating loss for the quarter ending July 31, 1997. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LENGTHY SALES CYCLE

     The Company's products are typically used to develop applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's larger business process re-engineering initiative or implementation of client/server computing. As a result, the licensing and implementation of the Company's software products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. The Company's business, operating results, financial condition and cash flows could be materially adversely affected if customers reduce or delay orders. There can be no assurance that the Company will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

DEPENDENCE ON NEW PRODUCT ACCEPTANCE; DEPENDENCE ON GROWTH OF HIGH-END CLIENT/SERVER AND INTERNET TOOLS MARKET

     The Company currently expects Unify VISION and VISION/Web and related services to account for an increasingly significant percentage of the Company's future revenues and accordingly the Company is devoting an increasing level of its resources to these products. As a result, factors adversely affecting the pricing of or demand for Unify VISION and VISION/Web, such as, but not limited to, competition or technological change, would have a material adverse effect on the Company's business, operating results, financial condition and cash flows. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new and enhanced versions of Unify VISION and VISION/Web. There can be no assurance that the Company will timely and successfully introduce such new or enhanced versions. There also can be no assurance that the Company will continue to be successful in marketing Unify VISION or other products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview;" "Business - Products" and "- Product Development."

     To date, a limited number of the Company's customers have completed the development and deployment of high-end client/server applications using Unify VISION and no customers have completed the development and deployment of high-end transaction-based applications using VISION/Web. If the Company's customers are not able to successfully develop and deploy high-end client/server and Internet applications with Unify VISION and VISION/Web, the viability of Unify VISION and VISION/Web could be questioned and the Company's reputation could be damaged, which could have material adverse effects on the Company's business, operating results, financial condition and cash flows. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers of its Unify DataServer and ACCELL products.
If these existing customers fail to migrate to high-end client/server and Internet applications, purchase competitive products, or have difficulty deploying applications built with Unify VISION and VISION/Web, the Company's relationships with these customers, revenues from sales of Unify VISION, VISION/Web and the Company's other products, and the Company's business, operating results, financial condition and cash flows could be materially adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Despite the growth in sales of Unify VISION and VISION/Web, there can be no assurance that the market for high-end client/server and Internet applications and associated development tools will continue to grow. If the high-end client/server and Internet market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, financial condition and cash flows could be materially adversely affected. See "Business - Industry Background."

ANTICIPATED DECLINE IN REVENUE FROM MATURE PRODUCTS

     A significant portion of the Company's revenues to date have been attributable to its DataServer database products and Unify ACCELL application development tools. Revenues derived from the sales of these products declined in fiscal 1994 and 1995, were relatively flat in fiscal 1996 and declined in fiscal 1997. While the Company expects that this decline may continue, revenues from the sales of these products will continue to represent an important portion of the Company's revenues for at least the next few years. Although the Company is continuing to selectively invest in the development, sales, marketing and support of such products, there can be no assurance that revenues from such products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results, financial condition and cash flows would be materially adversely affected. See

"Business - Strategy;" "- Products;" "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTENSE COMPETITION

     The Company has experienced and expects to continue to experience intense competition from current and future competitors. The Company's current direct competitors for high-end client/server development tools, among others, are Forte, Sterling, and Compuware. The Company also competes with database vendors such as Oracle, Informix, Sybase, IBM and others, which offer their own development tools for use with their proprietary databases. With the introduction of VISION/Web in January 1997, the Company began competing with Web development tools companies including, among others, NetDynamics and Symantec. In addition to its direct competitors, the Company also competes with companies that offer other types of development tools which can be used in lieu of advanced development tools such as Unify VISION. Among the other types of tools which can be used by customers are products offered by Powersoft, Microsoft, and others. Companies offering products competitive with the Company's Unify DataServer and ACCELL products include Oracle, Informix and Sybase, among others.

     Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. The Company expects to face additional competition as other established and emerging companies enter the client/server application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results, financial condition and cash flows. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results, financial condition and cash flows. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results, financial condition and cash flows. See "Business
- Competition."

RAPID TECHNOLOGICAL CHANGE

     The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Unify VISION, VISION/Web and new products on a timely basis that keep pace with such technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Unify VISION, VISION/Web and new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or products or that such enhancements or products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If the release dates of any future Unify VISION or VISION/Web enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, financial condition and cash flows would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Unify VISION or VISION/Web, which could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. See "Business - Product Development."

DEPENDENCE ON ALTERNATE SALES CHANNELS

     A significant portion of the Company's total revenues are derived from alternate sales channels, including distributors and VARs. Revenues from distributors and VARs accounted for approximately 48%, 60%, and 59% of the Company's software license revenues for fiscal 1997, 1996 and 1995, respectively. The success of the Company therefore depends in part upon the performance of its alternate sales channels, over which the Company has limited influence. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining and expanding its alternate sales channels worldwide. The loss of any of the Company's major channel partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new channel partners could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. See "Business - Sales and Marketing."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES

     Revenues derived from international customers accounted for 60%, 56% and 56% of total revenues in fiscal 1997, 1996 and 1995, respectively. A key component of the Company's longer-term strategy is its planned further expansion into international markets. If the revenues generated by international operations are not adequate to offset the expense of establishing, expanding and maintaining such operations, the Company's business, operating results, financial condition and cash flows will be materially adversely affected. Although the Company has had international operations for a number of years, there can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, financial condition and cash flows. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, financial condition and cash flows could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations;" "Business - Sales and Marketing" and Note 12 of Notes to Consolidated Financial Statements.

SOFTWARE DEFECTS AND POTENTIAL RELEASE DELAYS

     Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have a material adverse effect upon the

Company's business, operating results, financial condition and cash flows. See "Business - Product Development."

PRODUCT LIABILITY

     The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. In fiscal 1990, the Company was subject to two claims regarding its database product notwithstanding such provisions. In fiscal 1995, one of the claims was settled and the second resulted in a substantial arbitration judgment award against the Company. The sale and support of Unify VISION and VISION/Web by the Company may involve the risk of such claims, any of which are likely to be substantial in light of the use of Unify VISION and VISION/Web in the development of high-end, business critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, financial condition and cash flows. See Note 11 of Notes to Consolidated Financial Statements.

DEPENDENCE UPON KEY PERSONNEL; NEED TO HIRE ADDITIONAL PERSONNEL

     The Company's success depends largely on the efforts and abilities of certain key personnel. The loss of the services of one or more of the Company's executive officers or the inability to recruit and retain additional senior management could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. In particular, the loss of the services of Mr. Reza Mikailli, the Company's Chief Executive Officer, would materially adversely affect the Company. The Company does not have key man insurance on the life of Mr. Mikailli. Loss of other key management personnel could also have a material adverse effect on the Company's business, operating results, financial condition and cash flows. See "Business - Employees."

     The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly-skilled engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. Any failure by the Company to retain or expand its engineering, direct sales and support personnel would materially adversely affect the Company's business, operating results, financial condition and cash flows. See "Business - Employees."

NEW PERSONNEL; MANAGEMENT OF GROWTH

     During the last half of fiscal 1997, the Company reorganized its operations and made significant changes in the management and structure of its sales and marketing organization. Both of the Company's senior sales and marketing executives and a significant portion of the Company's field sales force have been hired within the past 12 months. The Company intends to hire additional key personnel in the near future. The Company's potential expansion may also significantly strain the Company's management, financial, customer support, operational and other resources. If the Company achieves successful market acceptance of Unify VISION and VISION/Web, the Company may undergo a period of rapid growth. To accommodate this growth, the Company is continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of its internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's future operations. Any rapid growth could require that the Company secure additional facilities or expand in its current facilities. Any move to new facilities or expansion of its present facilities could be disruptive and could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

THIRD-PARTY LICENSES

     The Company is dependent on third-party suppliers for software such as Galaxy from VISIX Software, TransAccess from Proginet Corporation and VisiBroker from Visigenics which are embedded in certain of its products. During fiscal 1997, the Company reduced its dependence on VISIX Software by purchasing the source code for Galaxy. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner the Company could be required to develop an alternative approach to developing its products, which could require payment of substantial fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results, financial condition and cash flows. See "Business - Intellectual Property."

FUTURE CAPITAL NEEDS

     The Company believes that current cash, cash equivalents and short-term investments will be sufficient to meet its working capital and other cash requirements during the next 12 months. However, there is no assurance that future events may not cause the Company to seek additional capital sooner. If additional capital is required, there can be no assurance that it will be available or, if available, that it will be on terms satisfactory to the Company. The sale of additional equity or other securities will result in dilution of the Company's stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INTELLECTUAL PROPERTY RIGHTS

     The Company relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

     Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to defend such claim or obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from developing and selling its products. Any of these situations could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. See "Business - Intellectual Property."

VOLATILITY OF STOCK PRICE

     The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.


ITEM 2.   PROPERTIES

     The Company maintains its headquarters in San Jose, California in a 12,000 square foot facility under a lease which expires in September 2000. The Company also leases 30,000 square feet of administrative and engineering space in Sacramento, California under a lease which expires in October 2000. In addition, the Company leases domestic sales and support offices in Los Angeles, California; Dallas, Texas; Atlanta, Georgia; New York, New York; and Reston, Virginia as well as international sales and support offices in England, France and Japan. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, after consulting with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1997.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol UNFY. Unify Corporation's common stock was first traded on Nasdaq on June 14, 1996, concurrent with the underwritten initial public offering ("IPO") of shares of the Company's common stock at an initial price to the public of $12.00 per share. Prior to the IPO there was no established public trading market for the Company's shares. The following table sets forth the high and low closing sales prices for shares of the Company's common stock from June 14, 1996, the date of the IPO, through the end of the first quarter of fiscal 1997 and for each full quarter thereafter in fiscal 1997. This information is based on closing sales prices as reported by Nasdaq.

                                 High           Low
                                ------         -----
          First Quarter         $14.25         $8.00
          Second Quarter         13.75          8.31
          Third Quarter           9.38          4.13
          Fourth Quarter          4.50          2.38


COMMON STOCKHOLDERS OF RECORD

     At June 30, 1997, there were approximately 318 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers. There were also approximately 1,500 stockholders whose stock was held in nominee name by brokers at June 30, 1997.

DIVIDENDS

     The Company has never paid dividends on its common stock and its present policy is to retain anticipated future earnings for use in its business. Under the terms of the Company's existing credit facilities, the payment of cash dividends is restricted.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.


                                                                     Years Ended April 30,
                                                   ------------------------------------------------
                                                     1997       1996      1995     1994       1993
                                                   --------   -------   -------   -------   -------
                                                         (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
 Software licenses                                 $ 14,856   $20,444   $17,995   $19,048   $23,882
 Services                                             9,380     9,721    10,854    11,501    13,278
                                                   --------   -------   -------   -------   -------
   Total revenues                                    24,236    30,165    28,849    30,549    37,160
                                                   --------   -------   -------   -------   -------

Cost of revenues:
 Software licenses                                    1,266     2,059     2,787     3,262     2,400
 Services                                             4,493     4,332     5,786     6,215     6,772
                                                   --------   -------   -------   -------   -------
   Total cost of revenues                             5,759     6,391     8,573     9,477     9,172
                                                   --------   -------   -------   -------   -------
Gross margin                                         18,477    23,774    20,276    21,072    27,988
                                                   --------   -------   -------   -------   -------

Operating expenses:
 Product development                                  6,974     5,805     5,324     5,598     5,878
 Selling, general and administrative                 23,604    18,920    15,431    20,365    25,108
                                                   --------   -------   -------   -------   -------
   Total operating expenses                          30,578    24,725    20,755    25,963    30,986
                                                   --------   -------   -------   -------   -------
   Loss from operations                             (12,101)     (951)     (479)   (4,891)   (2,998)
Other income (expense), net                             538       176       392    (1,830)      533
                                                   --------   -------   -------   -------   -------
   Loss before income taxes                         (11,563)     (775)      (87)   (6,721)   (2,465)
Provision for income taxes                             (192)     (163)     (392)     (342)     (252)
                                                   --------   -------   -------   -------   -------
   Net loss                                        $(11,755)  $  (938)  $  (479)  $(7,063)  $(2,717)
                                                   --------   -------   -------   -------   -------
                                                   --------   -------   -------   -------   -------

Net loss per share                                 $  (1.53)  $ (0.18)  $ (0.08)
                                                   --------   -------   -------
                                                   --------   -------   -------
Shares used in computing net loss per share           7,658     5,327     5,639
                                                   --------   -------   -------
                                                   --------   -------   -------

                                                                          April 30,
                                                   ------------------------------------------------
                                                     1997       1996      1995     1994       1993
                                                   --------   -------   -------   -------   -------
                                                                    (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
   investments                                     $16,646   $3,028     $3,776    $2,495    $4,730
Working capital (deficit)                            7,635   (3,183)    (3,116)   (4,518)    1,803
Total assets                                        24,438   12,997     12,681    13,081    19,866
Long-term debt, net of current portion                  58    2,456      1,488       471       803
Redeemable preferred stock                               -   26,726     24,973    23,219    21,466
Total stockholders' equity (deficit)                 9,962  (29,173)   (26,628)  (24,287)  (15,365)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 8. THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS - RISK FACTORS" IN PART I OF THIS ANNUAL REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SEC.

OVERVIEW

  The Company develops, markets and supports Unify VISION and VISION/Web, an advanced application development environment for the development, deployment and management of high-end, business critical client/server applications for intranets and the Internet. The Company also continues to enhance, market and support Unify ACCELL, a family of fourth generation language application development tools, and Unify DataServer, a family of database management system products.

  The Company was founded in 1980 to develop a UNIX-based database and in 1990 began focusing on the development of application development tools compatible with the Company's database as well as databases offered by other companies such as Oracle Corporation and Informix Corporation. In response to the expected growth in client/server computing, the Company determined in 1992 to concentrate its product development efforts on advanced client/server development tools. This resulted in the introduction of an initial version of Unify VISION in December 1993 which was directed at entry-level workgroup applications. In response to the emerging market for high-end scalable development tools the Company introduced Unify VISION 2.0, a significant enhancement to the initial release which included a new product architecture, in March 1995. The Company continued its strategy of targeting the high-end client/server market by introducing object orientation capabilities and a strong intranet and Internet focus with the release of Unify VISION 3.0 in September 1996 and its companion product, VISION/Web, in January 1997.

  During the last half of fiscal 1997, the Company reorganized its operations and made significant changes in the management and structure of its sales and marketing organization. With the introduction of Unify VISION 3.0 and VISION/Web during the same period, the Company increasingly has been in a position to compete for larger, enterprise-level sales transactions.
However, such transactions tend to have much longer sales cycles which, in the short term, have adversely impacted the Company's revenues. Although the Company believes that these developments represent a significant opportunity for the Company, it cannot predict whether or when the Company will be able to capitalize on this opportunity.

  The Company's strategy is to aggressively market and enhance its graphical products, Unify VISION and VISION/Web. The Company continues to support its extensive installed base of Unify ACCELL and DataServer character products, which the Company believes represents a significant source of potential customers for Unify VISION and VISION/Web. The Company also generates significant revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of its graphical and character products and from services for the periods indicated:


                                             Years Ended April 30,
                                         ---------------------------
                                           1997       1996     1995
                                         -------   -------   -------
                                                 (in thousands)
License revenues:
 Graphical                               $ 5,332   $ 5,009   $ 2,176
 Character                                 9,524    15,435    15,819
                                         -------   -------   -------
   Total license revenues                 14,856    20,444    17,995
Services revenues                          9,380     9,721    10,854
                                         -------   -------   -------
   Total revenues                        $24,236   $30,165   $28,849
                                         -------   -------   -------
                                         -------   -------   -------

  The Company is currently focusing its product development and sales and marketing resources principally on Unify VISION and VISION/Web. The Company expects that its ability to achieve significant revenue growth in the future will be substantially dependent upon the success of Unify VISION and VISION/Web. The Company also expects that revenues from Unify ACCELL and DataServer may continue to decline. As a result, factors adversely affecting the pricing of or demand for Unify VISION and VISION/Web could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

  The Company licenses its software through its direct sales force in the U.S., Europe and Japan and through distributors and value added resellers ("VARs") worldwide. Revenues from distributors and VARs accounted for approximately 48%, 60%, and 59% of the Company's software license revenues for fiscal 1997, 1996 and 1995, respectively. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining existing and establishing additional relationships with distributors and VARs worldwide.

  The Company recognizes software license revenue when a noncancelable license agreement has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the resulting receivable is deemed probable by management. Software licenses include both development and deployment licenses, with pricing for graphical products generally based upon the number of developers or end users, as applicable. Customer maintenance revenues are recognized ratably over the maintenance period. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as the services are performed.

RESULTS OF OPERATIONS

  The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.

                                             Years Ended April 30,
                                         ---------------------------
                                           1997       1996     1995
                                         -------   -------   -------
Revenues:
 Software licenses                        61.3%       67.8%    62.4%
 Services                                 38.7        32.2     37.6
                                         -----       -----    -----
   Total revenues                        100.0       100.0    100.0
                                         -----       -----    -----

Cost of revenues:
 Software licenses                         5.2         6.8      9.7
 Services                                 18.5        14.4     20.0
                                         -----       -----    -----
   Total cost of revenues                 23.7        21.2     29.7
                                         -----       -----    -----
Gross margin                              76.3        78.8     70.3
                                         -----       -----    -----

Operating expenses:
 Product development                      28.8        19.3     18.4
 Selling, general and administrative      97.4        62.7     53.5
                                         -----       -----    -----
   Total operating expenses              126.2        82.0     71.9
                                         -----       -----    -----
   Loss from operations                  (49.9)       (3.2)    (1.6)
Other income, net                          2.2         0.6      1.3
                                         -----       -----    -----
   Loss before income taxes              (47.7)       (2.6)    (0.3)
Provision for income taxes                (0.8)       (0.5)    (1.4)
                                         -----       -----    -----
   Net loss                              (48.5)%      (3.1)%   (1.7)%
                                         -----       -----    -----
                                         -----       -----    -----

COMPARISON OF YEARS ENDED APRIL 30, 1997 AND 1996

  TOTAL REVENUES

  The Company's total revenues include software license revenues from sales of its graphical and character products and service revenues for customer maintenance, consulting and training. Total revenues for fiscal 1997 decreased 20% to $24.2 million from $30.2 million for fiscal 1996. A significant decline in character license revenues was only slightly offset by growth in graphical license revenues while service revenues remained relatively stable during fiscal 1997 as compared to fiscal 1996. Character license revenues declined principally because of the decline in demand for character products and the Company's focus on its graphical products in fiscal 1997. Graphical license revenues were primarily impacted by the longer sales cycles associated with the Company's solicitation of larger, enterprise-level sales transactions following the release of Unify VISION 3.0 and VISION/Web during the second half of fiscal 1997. The Company expects that revenues from its character products may continue to decline in future periods and is currently focusing its product development and sales and marketing resources principally on its graphical products. The Company also expects that it will continue to experience extended customer evaluation and decision-making processes for large, complex Unify VISION and VISION/Web sales transactions over the next several quarters. The Company expects that in the near term it is possible that a significant portion of Unify VISION and VISION/Web sales to new customers may be for pilot programs and therefore modest in size.

  International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from distributors and resellers in all international locations accounted for 60% of total revenues in fiscal 1997 and 56% of total revenues in fiscal 1996.

  SOFTWARE LICENSES. Total software license revenues for fiscal 1997 decreased 27% to $14.9 million from $20.4 million for fiscal 1996. Graphical license revenues increased 6% to $5.3 million in fiscal 1997 from $5.0 million in fiscal 1996. Fiscal 1997 graphical license revenues included a single $1.1 million order from a customer based in China. The related receivable was subsequently written off as a bad debt. Excluding this order, the decline in fiscal 1997 graphical license revenues primarily reflects the longer sales cycles for Unify VISION which the Company began experiencing in the second half of fiscal 1997. Character license revenues decreased 38% to $9.5 million in fiscal 1997 from $15.4 million in fiscal 1996, principally because of the decline in demand for character products and the Company's focus on its graphical products in fiscal 1997.

  SERVICES. Service revenues for fiscal 1997 decreased 4% to $9.4 million from $9.7 million for fiscal 1996. The decrease in service revenues during this period was primarily the result of a decline in initial customer maintenance contracts relating to significantly lower fiscal 1997 character license revenues. The Company expects customer maintenance revenues to continue to decline until significant growth in graphical license revenues is achieved.

  COST OF REVENUES

  COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan, royalties paid for licensed technology, costs related to funded development contracts, and amortization of capitalized software development costs. Cost of software licenses for fiscal 1997 decreased to $1.3 million, or 9% of software license revenues, as compared to $2.1 million, or 10% of software license revenues, for fiscal 1996. There was no amortization of capitalized software development costs in fiscal 1997, as compared to $0.6 million of such costs in fiscal 1996.

  COST OF SERVICES. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services for fiscal 1997 increased slightly to $4.5 million, or 48% of service revenues, as compared to $4.3 million, or 45% of service revenues for fiscal 1996. As the Company increases its emphasis on providing comprehensive application development solutions in fiscal 1998 it expects that consulting service costs will increase, possibly significantly and at a faster rate than consulting revenues increase.

  OPERATING EXPENSES

  PRODUCT DEVELOPMENT. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenditures for fiscal 1997 increased to $7.0 million, or 29% of total revenues, as compared to $5.8 million, or 19% of total revenues, for fiscal 1996. The increase in product development expenses in absolute dollars was primarily due to an increase in contract staff required to complete Unify VISION 3.0 and VISION/Web and to the purchase of third party source code for $0.5 million during fiscal 1997. The increase in product development expenses as a percentage of total revenues was the result of lower total revenues and higher product development expenses in fiscal 1997. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore expects to continue to devote significant resources to product development in fiscal 1998.

  Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. See Note 1 of Notes to Consolidated Financial Statements. In accordance with this policy, there were no capitalizable software development costs in fiscal 1997 or 1996.

  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services, facilities expenses and bad debt. SG&A expenses for fiscal 1997 included charges totaling $2.4 million for bad debt, staff realignments and related asset write-offs. Of this amount, $1.1 million represented bad debt expense for the write-off of a receivable from a customer based in China, for which payment was in default. The remaining charges of $1.3 million were for staff realignments and related asset retirements, including expenses for closing down the operations of the Company's Benelux subsidiary.

  Excluding the above-mentioned charges for bad debt, staff realignments and related asset write-offs, SG&A expenses for fiscal 1997 increased to $21.2 million, or 87% of total revenues, as compared to $18.9 million, or 63% of total revenues, for fiscal 1996. The fiscal 1997 increase in SG&A expenses in absolute dollars was primarily because of higher spending for marketing programs targeted at increasing the Company's visibility, promotional activities for the introduction of VISION 3.0 and VISION/Web, and additional professional services costs incurred as a result of becoming a publicly traded company. These higher fiscal 1997 SG&A costs were partially offset by lower sales commission expense relating to the fiscal 1997 decline in software license revenues. The increase in SG&A expenses as a percentage of total revenues is attributable to the fiscal 1997 decline in total revenues combined with the increase in SG&A expenses in absolute dollars compared to fiscal 1996. The Company expects that fiscal 1998 SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

  OTHER INCOME, NET. Other income, net, consists of the minority interest in the Company's Japanese joint venture, exchange gains and losses, and interest earned by the Company on its cash, cash equivalents and short-term investments, offset by interest expense on long-term debt. Other income was $0.5 million in fiscal 1997 and $0.2 million in fiscal 1996, with the increase consisting principally of interest income on net proceeds from the Company's June 1996 initial public offering of common stock. The Company's subsidiaries in Europe and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results and financial condition could be materially adversely affected.

  PROVISION FOR INCOME TAXES. The Company recorded no federal income tax provision for fiscal 1997 and 1996 due to net losses in those periods. The Company recorded tax provisions in those years which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. At April 30, 1997, the Company had available federal net operating loss carryforwards of approximately $22.3 million.

  Under current tax legislation, the availability of the Company's net operating loss carryforwards will be subject to an annual limitation in future periods if a change of ownership of more than 50% should occur over a three-year period. Such a change could substantially limit the eventual utilization of these tax carryforwards. After utilization of its net operating loss carryforwards, the Company expects that its effective tax rate will approximate the statutory rate.

  The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The Company has provided a full valuation allowance against its net deferred tax assets as it has determined that it is more likely than not that the deferred tax assets will not be realized. The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses and expected near-term future losses, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years.

COMPARISON OF YEARS ENDED APRIL 30, 1996 AND 1995

  TOTAL REVENUES

  Total revenues for fiscal 1996 increased 5% to $30.2 million from $28.8 million for fiscal 1995. International revenues accounted for 56% of total revenues for each of fiscal 1996 and 1995.

  SOFTWARE LICENSES. Software license revenues for fiscal 1996 increased 14% to $20.4 million from $18.0 million for fiscal 1995. Software license revenues from Unify VISION 2.0 increased 130% to $5.0 million for fiscal 1996 from $2.2 million for fiscal 1995. This growth reflected increased acceptance of Unify VISION and increased sales through the Company's direct sales organization in the U.S. Software license revenues from Unify ACCELL and DataServer were consistent from year to year.

  SERVICES. Service revenues for fiscal 1996 decreased 10% to $9.7 million from $10.9 million for fiscal 1995. The decrease in service revenues during this period was primarily the result of a decline in consulting revenues following a strategic shift away from consulting services which did not directly support new product sales.

  COST OF REVENUES

  COST OF SOFTWARE LICENSES. Cost of software licenses for fiscal 1996 decreased to $2.1 million, or 10% of software license revenues, as compared to $2.8 million, or 15% of software license revenues, for fiscal 1995. Amortization of capitalized software development costs decreased to $0.6 million for fiscal 1996 from $1.1 million for fiscal 1995.

  COST OF SERVICES. Cost of services for fiscal 1996 decreased to $4.3 million, or 45% of service revenues, as compared to $5.8 million, or 53% of service revenues, for fiscal 1995. The decrease in cost of services in absolute dollars during this period was primarily because of a decline in total consulting staff. Cost of services as a percentage of service revenues declined in fiscal 1996 as a result of improved consulting staff productivity.

  OPERATING EXPENSES

  PRODUCT DEVELOPMENT. Product development expenditures (excluding capitalization of software development costs) for fiscal 1996 remained relatively constant at $5.8 million, or 19% of total revenues, as compared to $5.7 million, or 20% of total revenues, for fiscal 1995. There were no capitalizable software development costs in fiscal 1996 and $0.4 million of such costs in fiscal 1995. As of April 30, 1996, all capitalized software development costs had been fully amortized.

  SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for fiscal 1996 increased to $18.9 million, or 63% of total revenues, as compared to $15.4 million, or 53% of total revenues, for fiscal 1995. The dollar and percentage increases in fiscal 1996 SG&A expenses were attributable to the recruitment of several key employees which filled open positions in the U.S. sales and marketing organizations and to an increase in promotional and travel expenses related to the launch of Unify VISION 2.0.

  OTHER INCOME, NET. Other income, net, was $0.2 million for fiscal 1996 and $0.4 million for fiscal 1995. Other income for fiscal 1995 included a $0.3 million loss from litigation settlement offset by a $0.3 million nonrecurring gain from the forgiveness of amounts due to a minority interest stockholder of the Company's Japanese subsidiary.

  PROVISION FOR INCOME TAXES. The Company recorded no federal income tax provision for fiscal 1996 and 1995 due to net losses in those periods. The Company recorded tax provisions in those years which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees.

QUARTERLY INFORMATION

  RESULTS OF OPERATIONS

  The following table sets forth certain unaudited consolidated statement of operations data for the eight fiscal quarters ended April 30, 1997. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. This statement of operations data should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto in Item 8.

                                                                            Quarters Ended
                                          --------------------------------------------------------------------------------
                                           Jul. 31,  Oct.31,  Jan. 31, Apr.30,  Jul. 31,   Oct.31,     Jan. 31,   Apr. 30,
                                            1995      1995     1996     1996     1996       1996         1997      1997
                                          --------   -------  -------- -------  --------   ------      --------   --------
                                                                            (in thousands)
Revenues:
 Software licenses:
  Graphical                               $   540    $1,012   $1,426   $2,031   $2,194     $ 1,749      $   623   $   766
  Character                                 3,078     3,765    4,323    4,269    1,785       3,098        2,218     2,423
                                          -------    ------   ------  -------  -------     -------      -------   --------
  Total software licenses                   3,618     4,777    5,749    6,300    3,979       4,847        2,841     3,189
 Services                                   2,494     2,484    2,333    2,410    2,249       2,498        2,502     2,131
 Amnesty license arrangement                    -         -        -        -    2,812           -       (2,812)        -
                                          -------    ------   ------  -------  -------     -------      -------   --------
  Total revenues                            6,112     7,261    8,082    8,710    9,040       7,345        2,531     5,320
                                          -------    ------   ------  -------  -------     -------      -------   --------

Cost of revenues:
 Software licenses                            549       509      456      545      356         287          287       336
 Services                                   1,069       960    1,148    1,155    1,128       1,164        1,123     1,078
                                          -------    ------   ------  -------  -------     -------      -------   --------
  Total cost of revenues                    1,618     1,469    1,604    1,700    1,484       1,451        1,410     1,414
                                          -------    ------   ------  -------  -------     -------      -------   --------
Gross margin                                4,494     5,792    6,478    7,010    7,556       5,894        1,121     3,906
                                          -------    ------   ------  -------  -------     -------      -------   --------

Operating expenses:
 Product development                        1,401     1,532    1,464    1,408    1,691       1,683        2,151     1,449
 Selling, general and administrative        4,211     4,611    4,984    5,114    5,667       5,800        7,105     5,032
                                          -------    ------   ------  -------  -------     -------      -------   --------
  Total operating expenses                  5,612     6,143    6,448    6,522    7,358       7,483        9,256     6,481
                                          -------    ------   ------  -------  -------     -------      -------   --------
  Income (loss) from operations            (1,118)     (351)      30      488      198      (1,589)      (8,135)   (2,575)
Other income (expense), net                   204        33       (2)     (59)      47          67          195       229
                                          -------    ------   ------  -------  -------     -------      -------   --------
  Income (loss) before income taxes          (914)     (318)      28      429      245      (1,522)      (7,940)   (2,346)
Provision for income taxes                    (65)      (44)     (14)     (40)     (58)        (54)         (34)      (46)
                                          -------    ------   ------  -------  -------     -------      -------   --------
  Net income (loss)                       $  (979)   $ (362)    $ 14    $ 389    $ 187     $(1,576)     $(7,974)  $(2,392)
                                          -------    ------   ------  -------  -------     -------      -------   --------
                                          -------    ------   ------  -------  -------     -------      -------   --------
Net income (loss) per share               $ (0.17)   $(0.06)   $0.00    $0.06    $0.03      $(0.20)     $ (0.99)  $ (0.30)
                                          -------    ------   ------  -------  -------     -------      -------   --------
                                          -------    ------   ------  -------  -------     -------      -------   --------

Shares used in per share calculation        5,681     5,627    6,238    6,315    7,450       7,917        8,038     8,067
                                          -------    ------   ------  -------  -------     -------      -------   --------
                                          -------    ------   ------  -------  -------     -------      -------   --------



  The Company determined in the third quarter of fiscal 1997 that it would be unable to collect payments due pursuant to an amnesty license arrangement for the use of unauthorized copies of its character products with a customer based in China, for which revenues were recorded in the first quarter of fiscal 1997. Collection was deemed probable at the time revenue was recorded, in part based on the favorable discussions regarding protections against unauthorized copying of software which were occurring between the United States and China. The Company believes that the subsequent deterioration of these discussions contributed to its inability to collect payments due pursuant to this arrangement. The amnesty license arrangement revenues of $2.8 million were reversed in the third quarter of fiscal 1997.

  SG&A expenses for the third and fourth quarters of fiscal 1997 included charges of $1.9 million and $0.5 million, respectively, for certain bad debt, staff realignments and related asset write-offs. See "Comparison of Years Ended April 30, 1997 and 1996 - Operating Expenses" for a description of these charges.

  GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS

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

     The Company's operating results are subject to quarterly and other fluctuations because of a variety of factors, including the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees, especially in the sales organization; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; the results of international expansion; currency fluctuations; and general domestic and international economic and political conditions. Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from several hundred thousand dollars to approximately $1 million, the timing of such large orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its U.S. direct sales force. The timing of this expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

     Because of the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. In particular, with the fiscal 1997 release of VISION 3.0 and VISION/Web the Company has experienced new opportunities to compete for larger, enterprise-level sales transactions. These transactions have even longer sales cycles than the Company has experienced in the past. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations regarding future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected.

     The Company incurred net losses in five of the last eight fiscal quarters and in each of the last five fiscal years. There can be no assurance regarding when or if the Company will return to profitability.

     The Company also expects that its operating results will be affected by seasonal trends. The Company believes that it is likely that it will experience relatively higher revenues in fiscal quarters ending April 30 and relatively lower revenues in fiscal quarters ending July 31 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. The Company also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months. In particular, because of the foregoing factors and because of longer sales cycles associated with Unify VISION and VISION/Web, the Company expects that it will incur an operating loss for the quarter ending July 31, 1997.

     This report contains forward-looking statements regarding, among other matters, the Company's projected financial results, future sales and marketing strategy and product development plans. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, as noted above, future results of the Company will depend on a variety of factors. Reference is made to "Business - Risk Factors" in

Part I of this Annual Report on Form 10-K and to the Company's other filings with the SEC for further discussion of risks and uncertainties regarding the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1996, the Company completed an initial public offering ("IPO") of 2,187,000 shares of common stock at $12.00 per share with net proceeds to the Company of $23.2 million.

     At April 30, 1997, the Company had cash, cash equivalents and short-term investments of $16.6 million, compared to $3.0 million at April 30, 1996. Working capital increased to $7.6 million at April 30, 1997 from a deficit of $3.2 million at April 30, 1996.

     The Company's operating activities used cash of $8.9 million in fiscal 1997, used cash of $1.1 million in fiscal 1996, and generated cash of $1.3 million in fiscal 1995. Cash used in operating activities in fiscal 1997 was primarily for operating losses. In fiscal 1997, the Company's investing activities consisted principally of investment of the net proceeds from its IPO in corporate debt securities and purchases of property and equipment. In fiscal 1996 and 1995, the Company's investing activities consisted principally of purchases of property and equipment. Cash provided by financing activities represented primarily net proceeds from the Company's IPO in fiscal 1997 and advances under its stockholder line of credit in fiscal 1996 and 1995.

     The Company has a $2.2 million line of credit provided by certain stockholders of the Company, with the full amount outstanding at April 30, 1997. This facility bears interest at 3.75% per annum and expires in July 1997. See Note 4 of Notes to Consolidated Financial Statements.

     The Company believes that current cash, cash equivalents and short-term investments will be sufficient to meet its cash requirements during the next 12 months. Thereafter, depending on its operating results, the Company may require additional equity or debt financing to meet its working capital or capital equipment requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information which are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 30, 1996, the Audit Committee of the Company's Board of Directors approved a change in the Company's independent accountants for the fiscal year ending April 30, 1997, from KPMG Peat Marwick LLP ("KPMG") to Deloitte & Touche LLP ("Deloitte & Touche"). The report of KPMG for the fiscal years ended April 30, 1995 and April 30, 1996 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended April 30, 1995 and April 30, 1996 and the interim period from May 1, 1996 through August 29, 1996 there were no disagreements between the Company and KPMG on any accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(v) of Item 304 of Regulation S-K occurred during the Company's fiscal years ended April 30, 1995 or April 30, 1996 or the period from May 1, 1996 through August 29, 1996.

     The Company did not consult with Deloitte & Touche during the fiscal years ended April 30, 1995 or April 30, 1996 or the period from May 1, 1996 through August 29, 1996 on any matter which was the subject of any disagreement or any reportable event or on the application of accounting principles to a specified transaction, either completed or proposed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item which relates to the Company's directors and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement for the annual meeting of stockholders to be held on October 3, 1997 (the "1997 Annual Meeting of Stockholders") and is incorporated herein by reference. The information required by this item which relates to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Executive Compensation and Other Matters - Certain Relationships and Related Transactions" in the Company's proxy statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON
FORM 10-K:

     1.   FINANCIAL STATEMENTS

                                                                       Page Number
                                                                       -----------
          Report of Deloitte & Touche LLP, Independent Auditors             39
          Report of KPMG Peat Marwick LLP, Independent Auditors             40
          Consolidated Balance Sheets as of April 30, 1997 and 1996         41
          Consolidated Statements of Operations for the years ended
             April 30, 1997, 1996 and 1995                                  42
          Consolidated Statements of Stockholders' Equity (Deficit)
             for the years ended April 30, 1997, 1996 and 1995              43
          Consolidated Statements of Cash Flows for the years
             ended April 30, 1997, 1996 and 1995                            44
          Notes to Consolidated Financial Statements                        45

     2.   FINANCIAL STATEMENT SCHEDULES

          Schedule II  -  Valuation and Qualifying Accounts                 57

          All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.   EXHIBITS  -  See Item 14(c) below.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 1997.


(c)  EXHIBITS

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------

  2.1 Agreement and Plan of Merger dated May 16, 1996, for the reincorporation of Unify Corporation, a California corporation, into Unify Corporation, a Delaware corporation (1)
  3.1     Restated Certificate of Incorporation of the Company  (1)
  3.2     Bylaws of the Registrant  (1)
  4.1     Form of Stock Certificate  (1)
  4.2 Series E Stock Purchase Agreement by and among the Company and the purchasers named therein, dated April 2, 1992 (1)
 10.1 *   Employment Agreement by and between Reza Mikailli and the Registrant dated March 31, 1995  (1)
 10.2 *   1991 Stock Option Plan, as amended  (1)
 10.3 *   1996 Employee Stock Purchase Plan  (1)

 10.4     Form of Indemnification Agreement  (1)
 10.6     Revolving Credit Agreement dated November 29, 1993, as amended, by and among the Registrant and the Lenders listed on Exhibit A thereto (1)
 10.7     Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and Artificial Intelligence Research (1)
 11.1     Statement of Computation of Net Loss Per Share
 16.0     Letter Regarding Change in Certifying Accountant  (2)
 21.1     Subsidiaries of the Registrant  (1)
 23.1     Consent of Deloitte & Touche LLP, Independent Auditors
 23.2     Consent of KPMG Peat Marwick LLP, Independent Auditors
 27.0     Financial Data Schedule

------------------------

(1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2) Incorporated by reference to the exhibit of the same number filed with Registrant's Form 8-K/A on September 20, 1996.

 * Exhibit pertains to a management contract or compensatory plan or arrangement.



(D)  FINANCIAL STATEMENT SCHEDULE

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIFY CORPORATION

                                   By:    /s/ SUSAN SALVESEN
                                        -----------------------------
                                              Susan Salvesen
                               VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
Dated:  July 25, 1997


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reza Mikailli and Susan Salvesen, or either of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and to each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purpose as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                                   DATE
      ---------                        -----                                   ----
 /s/ REZA MIKAILLI         President, Chief Executive Officer and          July 25, 1997
-------------------------  Director (Principal Executive Officer)
     Reza Mikailli

 /s/ SUSAN SALVESEN        Vice President, Finance and Administra-         July 25, 1997
-------------------------  tion and Chief Financial Officer (Principal
    Susan Salvesen         Financial and Accounting Officer)

 /s/ D. KIRKWOOD BOWMAN    Director                                        July 14, 1997
-------------------------
    D. Kirkwood Bowman

 /s/ GERARD H. LANGELER    Director                                        July 17, 1997
-------------------------
    Gerard H. Langeler

 /s/ ARTHUR C. PATTERSON   Director                                        July 21, 1997
-------------------------
    Arthur C. Patterson

 /s/ ROEL PIEPER           Director                                        July 23, 1997
-------------------------
      Roel Pieper

 /s/ STEVEN D. WHITEMAN    Director                                        July 17, 1997
-------------------------
    Steven D. Whiteman

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Unify Corporation:

We have audited the accompanying consolidated balance sheet of Unify Corporation and subsidiaries (the "Company") as of April 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended April 30, 1997 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries at April 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
May 16, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Unify Corporation:

We have audited the accompanying consolidated balance sheet of Unify Corporation and subsidiaries as of April 30, 1996, and the related consolidated statement of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended April 30, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two-year period ended April 30, 1996 as listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

San Jose, California
May 17, 1996

                                UNIFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                     April 30,   April 30,
                                                       1997        1996
                                                     ---------   --------
                     ASSETS
Current assets:
    Cash and cash equivalents                        $ 9,513     $  3,028
    Short-term investments                             7,133            -
    Accounts receivable, net of allowances of
      $485 in 1997 and $483 in 1996                    4,557        5,270
    Prepaid expenses and other current assets            526        1,012
                                                     ---------   --------
            Total current assets                      21,729        9,310

Property and equipment, net                            2,415        3,358
Other assets                                             294          329
                                                     ---------   --------
            Total assets                             $24,438     $ 12,997
                                                     ---------   --------
                                                     ---------   --------


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt                $ 2,378     $    255
    Accounts payable                                   1,586        1,866
    Amounts due to minority interest stockholders        830        1,392
    Accrued compensation and related expenses          1,972        1,655
    Other accrued liabilities                          3,797        2,675
    Deferred revenue                                   3,531        4,650
                                                     ---------   --------
            Total current liabilities                 14,094       12,493

Long-term debt, net of current portion                    58        2,456
Commitments and contingencies (Note 11)
Minority interest                                        324          495
Redeemable preferred stock, $0.001 par value;
  no shares and 2,876,136 shares issued and
  outstanding in 1997 and 1996, respectively               -       26,726

Stockholders' equity (deficit):
    Preferred stock, $0.001 par value;
      5,000,000 shares authorized;
      no shares issued or outstanding in 1997
      and 1996                                             -            -
    Common stock, $0.001 par value; 40,000,000
      shares authorized; 8,064,434 and 1,884,075
      shares outstanding in 1997 and 1996,
      respectively                                         8            2
    Additional paid-in capital                        52,965        2,188
    Notes receivable from stockholders                  (207)        (265)
    Cumulative translation adjustments                  (767)        (816)
    Accumulated deficit                              (42,037)     (30,282)
                                                     ---------   --------
            Total stockholders' equity (deficit)       9,962      (29,173)
                                                     ---------   --------
            Total liabilities and stockholders'
              equity (deficit)                       $24,438     $ 12,997
                                                     ---------   --------
                                                     ---------   --------


          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                    Years Ended April 30,
                                               ------------------------------
                                                  1997      1996       1995
                                               --------   -------     -------
Revenues:
    Software licenses                          $ 14,856   $20,444     $17,995
    Services                                      9,380     9,721      10,854
                                               --------   -------     -------
        Total revenues                           24,236    30,165      28,849
                                               --------   -------     -------

Cost of revenues:
    Software licenses                             1,266     2,059       2,787
    Services                                      4,493     4,332       5,786
                                               --------   -------     -------
        Total cost of revenues                    5,759     6,391       8,573
                                               --------   -------     -------

Gross margin                                     18,477    23,774      20,276
                                               --------   -------     -------

Operating expenses:
    Product development                           6,974     5,805       5,324
    Selling, general and administrative          23,604    18,920      15,431
                                               --------   -------     -------
        Total operating expenses                 30,578    24,725      20,755
                                               --------   -------     -------

        Loss from operations                    (12,101)     (951)       (479)
Other income, net                                   538       176         392
                                               --------   -------     -------
        Loss before income taxes                (11,563)     (775)        (87)
Provision for income taxes                         (192)     (163)       (392)
                                               --------   -------     -------
        Net loss                               $(11,755)  $  (938)    $  (479)
                                               --------   -------     -------
                                               --------   -------     -------



Net loss per share                             $  (1.53)  $ (0.18)    $ (0.08)
                                               --------   -------     -------
                                               --------   -------     -------

Shares used in computing net loss per share       7,658     5,327       5,639
                                               --------   -------     -------
                                               --------   -------     -------





          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)


                                                                             Notes                                 Total
                                             Common Stock    Additional    Receivable    Cumulative    Accum-   Stockholders'
                                           ----------------   Paid-In        from       Translation    ulated     Equity
                                           Shares    Amount   Capital    Stockholders   Adjustments    Deficit    (Deficit)
                                         ---------   ------  ----------  ------------   -----------   --------- -------------
Balances at May 1, 1994                  1,320,761     $1     $ 2,257       $(621)         $(566)     $(25,358)    $(24,287)

  Exercise of stock options                 19,583      -           8           -              -             -            8
  Cancellation and reissuance
     of common stock                             -      -        (106)        106              -             -            -
  Redeemable preferred stock
     dividend accrual                            -      -           -           -              -        (1,754)      (1,754)
  Translation adjustments                        -      -           -           -           (116)            -         (116)
  Net loss                                       -      -           -           -              -          (479)        (479)
                                         ---------   ----    --------    --------       --------      --------    ---------
Balances at April 30, 1995               1,340,344      1       2,159        (515)          (682)      (27,591)     (26,628)

  Exercise of stock options                776,897      1         341        (182)             -             -          160
  Exercise of warrants                      13,571      -          48           -              -             -           48
  Repurchase of common stock              (246,737)     -        (432)        432              -             -            -
  Redeemable preferred stock
     dividend accrual                            -      -           -           -              -        (1,753)      (1,753)
  Imputed interest on stock-
     holder line of credit                       -      -          72           -              -             -           72
  Translation adjustments                        -      -           -           -           (134)            -         (134)
  Net loss                                       -      -           -           -              -           (938)       (938)
                                         ---------   ----    --------    --------       --------      ---------   ----------
Balances at April 30, 1996               1,884,075      2       2,188        (265)          (816)       (30,282)    (29,173)

  Public offering of common
     stock, net of offering
     expenses of $3,046                  2,187,000      2      23,196           -              -              -      23,198
  Conversion of redeemable
     preferred stock and accrued
     dividends to common stock           3,566,297      4      26,722           -              -              -      26,726
  Exercise of warrants                     183,790      -          35           -              -              -          35
  Exercise of stock options                225,143      -         144           -              -              -         144
  Issuance of common stock
     under employee stock
     purchase plan                         107,550      -         526           -              -              -         526
  Repurchase of common stock               (89,421)     -         (40)          -              -              -         (40)
  Imputed interest on stock-
     holder line of credit                       -      -         194           -              -              -         194
  Collection of notes receivable
     from stockholders, net of
     interest accrual                            -      -           -          58              -              -          58
  Translation adjustments                        -      -           -           -             49              -          49
  Net loss                                       -      -           -           -              -        (11,755)    (11,755)
                                         ---------   ----    --------    --------       --------      ---------   ---------
Balances at April 30, 1997               8,064,434     $8     $52,965       $(207)         $(767)      $(42,037)     $9,962
                                         ---------   ----    --------    --------       --------      ---------   ---------
                                         ---------   ----    --------    --------       --------      ---------   ---------



          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Years Ended April 30,
                                                           ----------------------------------------
                                                              1997             1996           1995
                                                           --------          -------         ------
Cash flows from operating activities:
    Net loss                                               $(11,755)         $  (938)         $(479)
    Adjustments to reconcile net loss to cash (used in)
      provided by operating activities:
        Depreciation                                          1,235              979          1,086
        Loss on disposal of property and equipment              774                -              -
        Amortization of capitalized software                      -              582          1,149
        Provision for losses on accounts receivable           1,551              (42)            35
        Minority interest                                      (171)            (366)          (493)
        Forgiveness of amounts due to minority
          interest stockholders                                   -                -           (305)
        Imputed interest on stockholder line of credit          194               72              -
        Changes in operating assets and liabilities:
            Accounts receivable                              (1,133)          (1,008)           982
            Prepaid expenses and other current assets           315             (184)           250
            Accounts payable                                   (245)           1,068            129
            Amounts due to minority interest stockholders      (391)            (336)           997
            Accrued compensation and related expenses           363              292           (553)
            Litigation settlements                             (148)            (226)        (2,402)
            Other accrued liabilities                         1,474             (472)           758
            Deferred revenue                                   (989)            (491)           156
                                                           --------          -------         ------
Net cash (used in) provided by operating activities          (8,926)          (1,070)         1,310
                                                           --------          -------         ------

Cash flows from investing activities:
    Purchases of available-for-sale securities              (12,695)               -              -
    Sales of available-for-sale securities                    5,562                -              -
    Purchases of property and equipment                      (1,058)            (784)          (811)
    Capitalized software                                          -                -           (420)
    Other assets                                                (33)               8            330
                                                           --------          -------         ------
Net cash used in investing activities                        (8,224)            (776)          (901)
                                                           --------          -------         ------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net              23,863              208              8
    Borrowings under stockholder line of credit                   -            1,000          1,250
    Principal payments under debt obligations                  (294)            (428)          (483)
    Collection of notes receivable from stockholders,
      net of interest accrual                                    58                -              -
    Additional investment in subsidiary by minority
      interest stockholders                                       -              591              -
                                                           --------          -------         ------
Net cash provided by financing activities                    23,627            1,371            775
                                                           --------          -------         ------

Effect of exchange rate changes on cash                           8             (273)            97
                                                           --------          -------         ------
Net increase (decrease) in cash and cash equivalents          6,485             (748)         1,281
Cash and cash equivalents, beginning of year                  3,028            3,776          2,495
                                                           --------          -------         ------
Cash and cash equivalents, end of year                      $ 9,513          $ 3,028         $3,776
                                                           --------          -------         ------
                                                           --------          -------         ------

Supplemental schedule of noncash investing and
  financing activities:
    Conversion of redeemable preferred stock and
      accrued dividends to common stock                    $ 26,726           $    -         $    -
                                                           --------          -------         ------
                                                           --------          -------         ------
    Common stock canceled in return for notes
      receivable from stockholders                         $      -           $ (250)        $ (106)
                                                           --------          -------         ------
                                                           --------          -------         ------
    Unify VISION software, maintenance and training
      exchanged for financial applications software,
      support and training                                 $      -           $1,050         $    -
                                                           --------          -------         ------
                                                           --------          -------         ------

Cash paid during the year for:
    Interest                                               $     77           $  167         $  164
                                                           --------          -------         ------
                                                           --------          -------         ------
    Income taxes                                           $    186           $  232         $  304
                                                           --------          -------         ------
                                                           --------          -------         ------



          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY

  Unify Corporation (the "Company") develops, markets and supports Unify VISION and VISION/Web, an advanced application development environment for the development, deployment and management of high-end, business critical client/server applications for intranets and the Internet. The Company also enhances, markets and supports Unify ACCELL, a family of fourth generation language application development tools and Unify DataServer, a family of database management system products.

  BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Unify Japan KK, which is 51% owned by the Company. All significant intercompany balances and transactions have been eliminated. Net income or loss applicable to minority interest stockholders is included in other income, net (see Note 8).

  The functional currencies of the Company's foreign subsidiaries are their local currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency adjustments resulting from the translation process are excluded from net income and accumulated in a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in other income, net.

  USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these consolidated financial statements include the degree of certainty of collection for revenue recognition and allowances for potential credit losses.

  CASH EQUIVALENTS

  Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist primarily of demand deposits with banks, certificates of deposit and corporate debt securities.

  SHORT-TERM INVESTMENTS

  The Company's short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The investments are carried at fair value, which approximated cost at April 30, 1997. Material unrealized gains or losses are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. It is not practicable to determine the fair value of amounts due to minority interest stockholders because of the nature of the related party relationships.

  CONCENTRATIONS OF CREDIT RISK AND CREDIT EVALUATIONS

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of temporary cash investments, including corporate debt securities. The Company places its temporary cash investments primarily with one financial institution.

  The Company licenses its products principally to companies in North America, Europe and Japan and no customer accounted for more than 10% of consolidated revenues in the years ended April 30, 1997, 1996 and 1995. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses.

  REVENUE RECOGNITION

  Software license revenue is recognized when a noncancelable license agreement has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the resulting receivable is probable. Service revenue includes maintenance revenue, which is recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Fees for maintenance are billed in advance and included in
deferred revenue until recognized.   The Company's revenue recognition
policies are in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 91-1, SOFTWARE REVENUE RECOGNITION.

  PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years.

  CAPITALIZED SOFTWARE

  Software development costs are accounted for in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under this standard capitalization of software development costs begins upon the establishment of technological feasibility, which for the Company is usually upon completion of a working model. Amortization of capitalized software development costs is computed on a product-by-product basis as the greater of the ratio of current product revenues to the total of current and anticipated product revenues or the straight-line method over the software's estimated economic life, generally one to three years.

  STOCK-BASED COMPENSATION

  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  INCOME TAXES

  Deferred taxes are recorded for the difference between the financial statement and tax bases of the Company's assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries as they are considered to be permanently invested.

  NET LOSS PER SHARE

  For periods prior to the Company's initial public offering of common stock on June 14, 1996 (the "IPO"), net loss per common and common equivalent share was based upon the weighted average number of outstanding shares of common stock and redeemable preferred stock (using the as-if-converted method, even if antidilutive). Pursuant to certain Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued at prices below the anticipated IPO price during the twelve-month period prior to the offering were included in the calculation, even if antidilutive, as if they were outstanding for all periods presented using the treasury stock method and the anticipated IPO price. For periods following the IPO, net loss per share is based on the weighted average number of common shares outstanding; common stock equivalents are excluded as such items are antidilutive.

  RECENTLY ISSUED ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. The Company is required to adopt SFAS No. 128 in the third quarter of fiscal 1998 and at that time will restate earnings per share ("EPS") data for prior periods to conform with the provisions of SFAS No. 128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS No. 128 had been in effect during the current and prior fiscal years, basic and diluted net loss per share would not have been significantly different than net loss per share currently reported for those annual periods.

  RECLASSIFICATIONS

  Certain items in the fiscal 1996 and 1995 consolidated financial statements have been reclassified to conform to the fiscal 1997 presentation. These reclassifications had no effect on net loss or stockholders' deficit.

2. SHORT-TERM INVESTMENTS

  Short-term investments at April 30, 1997 consisted entirely of corporate debt securities maturing within one year. There were no material realized or unrealized gains or losses on short-term investments during fiscal 1997.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. PROPERTY AND EQUIPMENT

  Property and equipment at April 30 consisted of the following (in thousands):



                                                             1997       1996
                                                           -------    -------
  Equipment                                                $ 7,024    $ 7,362
  Furniture and leasehold improvements                       1,463      1,776
                                                           -------    -------
                                                             8,487      9,138
  Less accumulated depreciation and amortization            (6,072)    (5,780)
                                                           -------    -------
  Property and equipment, net                              $ 2,415    $ 3,358
                                                           -------    -------
                                                           -------    -------

  In December 1995, the Company entered into an agreement with a customer whereby the Company exchanged licenses for its Unify VISION software, maintenance and training for licenses for the customer's financial applications software, support and training. The Company recorded the transaction using the fair value of the assets exchanged. The Company recognized revenue of approximately $514,000 and $262,000 in fiscal 1997 and 1996, respectively, for software development licenses and related maintenance services delivered to the customer. As part of the realignment of organizational structure and operating expense levels which took place in fiscal 1997, the Company determined that the carrying value of the financial applications software was not recoverable and consequently wrote off the asset's net book value of $691,000.

4. LONG-TERM DEBT

  Long-term debt at April 30 consisted of the following (in thousands):

                                                             1997       1996
                                                           -------     ------
  Unsecured line of credit with redeemable preferred
    stockholders, interest at 3.75%, due July 1997         $ 2,217     $2,250
  Other long-term debt                                         219        461
                                                           -------     ------
                                                             2,436      2,711
  Less current portion                                      (2,378)      (255)
                                                           -------     ------
  Long-term debt, net of current portion                   $    58     $2,456
                                                           -------     ------
                                                           -------     ------


5. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

  PUBLIC STOCK OFFERING AND REDEEMABLE PREFERRED STOCK

  In June 1996, the Company completed an initial public offering of 2,187,000 shares of common stock at $12.00 per share with net proceeds to the Company of $23.2 million. In connection with the IPO, all of the redeemable preferred stock and related accrued dividends outstanding at April 30, 1996 automatically converted into 2,876,136 and 690,161 shares of common stock, respectively.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  PREFERRED STOCK

  The Company may issue up to 5,000,000 shares of preferred stock in one or more series upon authorization by the Company's board of directors. The board of directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

  STOCK OPTION PLAN

  Under the 1991 Stock Option Plan (the "Option Plan"), the Company may grant options to purchase up to 2,200,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

  A summary of stock option activity under the Option Plan is as follows:



                                                                   Weighted
                                                  Number            Average
                                                    of             Exercise
                                                  Shares            Price
                                              ----------           --------
  Outstanding at May 1, 1994                     777,837            $1.21
     Granted                                     519,688             0.35
     Exercised                                   (19,583)            0.41
     Canceled/expired                           (452,152)            1.33
                                              ----------
  Outstanding at April 30, 1995                  825,790             0.69
     Granted (weighted average fair
       value of $0.42)                         1,083,075             1.70
     Exercised                                  (776,897)            0.44
     Canceled/expired                           (253,511)            1.03
                                              ----------
  Outstanding at April 30, 1996                  878,457             2.00
     Granted (weighted average fair
       value of $1.80)                           543,665             4.06
     Exercised                                  (225,143)            0.64
     Canceled/expired                           (286,123)            4.76
                                              ----------
  Outstanding at April 30, 1997                  910,856             2.70
                                              ----------
                                              ----------

  At April 30, 1997, 76,515 shares of common stock were subject to repurchase by the Company at a weighted average price of $0.58 per share. During fiscal 1997, options to purchase 124,653 shares of common stock were repriced from a weighted average exercise price of $7.15 to a weighted average exercise price of $3.17, which was equal to fair market value at the dates of repricing.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  Additional information regarding options outstanding at April 30, 1997 is as follows:

                            Options Outstanding                   Options Exercisable
                     ---------------------------------------    -------------------------
                                      Average      Weighted                    Weighted
      Range of                       Remaining      Average                     Average
      Exercise       Number         Contractual    Exercise        Number      Exercise
       Prices      Outstanding      Life (Years)    Price       Outstanding      Price
    ------------   -----------      ------------   --------     -----------    --------
    $       0.35     123,558           7.42        $  0.35         92,098       $  0.35
            1.40     177,564           8.78           1.40         57,837          1.40
     1.75 - 4.20     609,734           9.65           3.55         74,665          4.03
                   ---------                                   ----------
     0.35 - 4.20     910,856           9.18           2.70        224,600          1.84
                   ---------                                   ----------
                   ---------                                   ----------


  Options to purchase 253,205 and 419,468 shares at weighted average prices of $0.63 and $0.91 were exercisable at April 30, 1996 and 1995. At April 30, 1997, 289,118 shares were reserved for future grants under the Option Plan.

  STOCK PURCHASE PLAN

  Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees may purchase the Company's common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months' duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Common stock issued under the Purchase Plan during fiscal 1997 totaled 107,550 shares at a weighted average price of $4.89. The weighted average fair value of the fiscal 1997 awards was $2.98 per share. At April 30, 1997, 292,450 shares were reserved for future issuances under the Purchase Plan.

  ADDITIONAL STOCK PLAN INFORMATION

  As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

  SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method for the periods prior to the Company's IPO and the Black-Scholes option pricing model for subsequent periods, with the following weighted average assumptions: expected option life, 11 months following vesting; stock volatility, 60% in fiscal 1997; risk-free interest rates, 6.1% in fiscal 1997 and 5.9% in fiscal 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option
valuation approach and forfeitures are recognized as they occur.   If  the
computed  fair  values of the fiscal 1997 and 1996

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $12,399,000 or $1.62 per share in fiscal 1997 and $979,000 or $0.18 per share in fiscal 1996. In accordance with SFAS No. 123, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation. Consequently, the fiscal 1997 and 1996 pro forma adjustments are not indicative of pro forma adjustments for future periods, when the calculation will apply to all applicable stock options.

  NOTES RECEIVABLE FROM STOCKHOLDERS

  At April 30, 1994, the Company held notes from four of its officers which were non-recourse, non-interest bearing and due upon the earlier of the sale of the related shares or the year 2000. In fiscal 1995, a total of 75,600 shares originally purchased in fiscal 1994 for $1.75 per share by two of the officers were canceled and reissued at $0.35 per share and the notes related to these shares were consequently reduced by a total of $106,000. In fiscal 1996, 246,737 shares owned by another officer, who had left the Company, were reacquired by the Company in exchange for cancellation of the related $432,000 note. In fiscal 1997, two former officers sold 31,712 shares of common stock in connection with the IPO and the Company received $70,000 in full payment of the related notes.

  In fiscal 1996, one of the Company's current officers exercised stock options to purchase 346,931 shares of common stock at prices ranging from $0.35 to $1.40 per share and exchanged his $13,000 non-recourse, non-interest bearing note for 37,800 common shares originally purchased in fiscal 1994 for a full recourse note totaling $195,000 which bears interest at 5% annually and is secured by the shares of common stock. The note and accrued interest are due upon the earlier of the sale of the related shares by the officer or the year 1999. Notes receivable from stockholders at April 30, 1997 consists of the principal amount of this note and accrued interest thereon.

  WARRANTS

  In connection with a line of credit provided in November 1993 by certain redeemable preferred stockholders, the Company issued warrants which were exercisable into 190,459 shares of common stock at an exercise price of $1.75 per share. In December 1995, the exercise price for these warrants was reduced to $0.35 per share in conjunction with a one year extension of the line of credit. In June 1996, warrants to purchase 183,790 shares of common stock were exercised in connection with the Company's IPO and the balance of the warrants expired pursuant to their terms.

6. PROVISION FOR INCOME TAXES

  The Company recorded no federal income tax provision for the years ended April 30, 1997, 1996 and 1995 due to net losses in those periods. The Company recorded tax provisions in those years which were primarily related to foreign income tax withholding on software license royalties paid to the Company by certain licensees. Operating loss before income taxes and income tax expense, which consisted of current tax expense, for the years ended April 30 were as follows (in thousands):

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                        1997      1996    1995
                                                     --------   -------  -----
     Domestic                                        $(10,989)  $ 1,243  $(833)
     Foreign                                             (574)   (2,018)   746
                                                     --------   -------  -----
       Total operating loss before income taxes      $(11,563)  $  (775) $ (87)
                                                     --------   -------  -----
                                                     --------   -------  -----

     Foreign withholding taxes                       $    189   $   151  $ 370
     State income taxes                                     3        12     22
                                                     --------   -------  -----
       Total income tax expense                      $    192   $   163  $ 392
                                                     --------   -------  -----
                                                     --------   -------  -----


  Income tax expense for the years ended April 30, 1997, 1996 and 1995 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

                                                        1997      1996    1995
                                                      --------   -------  -----

     Computed tax benefit                            $(4,047)    $(264)  $(30)
     Increases (reductions) in tax expense
       resulting from:
       Foreign (income) losses subject
         to foreign income tax expense (benefit)
         not subject to U.S. tax                           -       382   (240)
       Foreign withholding taxes                         189       151    370
       Benefit from utilization of federal
         net operating loss deduction                      -      (136)     -
       Increase in valuation allowance for
         deferred tax assets - nonutilization
         of U.S. tax loss                              3,874         -    249
       Other                                             176        30     43
                                                     -------     -----  -----
     Actual income tax expense                       $   192     $ 163  $ 392
                                                     -------     -----  -----
                                                     -------     -----  -----

  The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                                            1997       1996
                                                          --------   --------
  Deferred tax assets:
     Net operating loss carryforwards                     $ 10,481   $  5,980
     Reserves and other accruals                             1,620      1,383
     Deferred maintenance revenue                              791      1,549
     Foreign tax credits                                       833        907
     Other                                                     343        370
                                                          --------   --------
     Total deferred tax assets                              14,068     10,189
  Deferred tax liabilities, principally depreciation          (167)      (162)
  Valuation allowance                                      (13,901)   (10,027)
                                                          --------   --------
  Net deferred tax assets                                 $      -   $      -
                                                          --------   --------
                                                          --------   --------

  Due primarily to increases in the deferred tax assets recorded for net operating loss carryforwards and for reserves and other accruals, the valuation allowance increased by $3,874,000 and $586,000 in the years ended April 30, 1997 and 1996, respectively.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  At April 30, 1997, the Company had approximately $22,261,000 in federal net operating loss carryforwards, approximately $5,244,000 in state net operating loss carryforwards, approximately $7,190,000 in foreign net operating loss carryforwards and approximately $833,000 in foreign tax credit carryforwards which expire in various years through fiscal 2012.

NOTE 7. RESTRUCTURING CHARGE

  In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $431,000 which included $276,000 for severance and other costs associated with a reduction in force and $155,000 for facilities reorganization and professional fees. The reduction in force totaled 8% of the Company's employees and affected every functional area. These restructuring costs were paid out during fiscal 1996 and there were no significant reclassifications or reductions of the original reserves. The restructuring charge is included in selling, general and administrative expenses for fiscal 1995.

NOTE 8. OTHER INCOME, NET

  Other income, net for the years ended April 30 consisted of the following (in thousands):

                                                  1997      1996       1995
                                                 ------    ------     ------
     Interest income                             $ 923     $  81      $ 107
     Interest expense                             (407)     (234)      (225)
     Foreign currency gain (loss)                 (149)      (37)        12
     Minority interest                             171       366        493
     Litigation settlement (Note 11)                 -         -       (300)
     Forgiveness of amounts due to minority
        interest stockholders (Note 9)               -         -        305
                                                 -----     -----      -----
     Other income, net                           $ 538     $ 176      $ 392
                                                 -----     -----      -----
                                                 -----     -----      -----


NOTE 9. RELATED PARTY TRANSACTIONS

  The Company, Sumitomo Metals Industries, Ltd. ("SMI") and Artificial Intelligence Research, Ltd. ("AIR") are related parties as they own 51%, 34% and 15% interests, respectively, in Unify Japan KK ("Unify Japan").

  TRANSACTIONS WITH AIR

  Unify Japan has been exclusive distributor and master licensee for the Company's products in Japan since July 1994. AIR purchases software licenses from Unify Japan as a subdistributor and Unify Japan pays intercompany royalties on all Unify products sold in Japan to the Company.

  Total revenues include revenues from AIR of $1,170,000, $1,870,000 and $3,098,000 in the years ended April 30, 1997, 1996 and 1995, respectively. Cost of software licenses includes charges from AIR to duplicate and ship the Japanese versions of all Unify products sold in Japan totaling $106,000, $384,000 and $207,000 in fiscal 1997, 1996 and 1995, respectively. Cost of services includes contract labor from AIR to provide customer

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


support totaling $40,000, $333,000 and $430,000 in the years ended April 30, 1997, 1996 and 1995, respectively. Product development expense includes contract labor from AIR to provide software porting and translation services totaling $21,000, $1,160,000 and $463,000 in fiscal 1997, 1996 and 1995, respectively. Fiscal 1995 other income, net includes a $305,000 credit (net of 49% minority interest) for the forgiveness of the balance of 53 million yen, or $595,000, on a note payable to AIR which arose in connection with the formation of Unify Japan in July 1990.

  Amounts due from minority interest stockholders of $405,000 and $525,000 at April 30, 1997 and 1996, respectively, represent amounts payable by AIR to Unify Japan for the purchase of software licenses and related services and are included in accounts receivable, net.

  TRANSACTIONS WITH SMI

  In fiscal 1995, SMI advanced Unify Japan 45 million yen, or $543,000, for the translation of Unify VISION software and related documentation from English to Japanese. Under the terms of the joint development agreement, SMI receives a 40% discount from list price on purchases of the translated software for its internal use. The agreement also granted SMI a 10% royalty on sales of the Japanese version of Unify VISION from its release for shipment to regular customers, which occurred in August 1995, through December 1996. Software license revenues for fiscal 1996 include approximately $450,000 in funded development revenue relating to this translation project, recognized ratably as the related product development expenses of approximately $880,000 were incurred. Royalties due SMI under the joint development agreement were not significant. In fiscal 1995, SMI also made a refundable prepayment of 72 million yen to Unify Japan for the purchase of software licenses for the Japanese version of Unify VISION; revenue for this prepayment was deferred until shipment of product. Unify Japan shipped SMI 48 million yen (approximately $424,000) and 24 million yen (approximately $236,000) of Japanese product against this prepayment during fiscal 1997 and 1996, respectively.

  In September 1995, Unify Japan entered into a 100 million yen, or $935,000, loan agreement with a bank affiliated with SMI. The loan bears interest at the Japanese prime rate (approximately 2% at April 30, 1997), is secured by the assets of Unify Japan and is due in September 1997. At April 30, 1997, 80 million yen, or $630,000, was outstanding under this loan agreement.
Under a separate agreement which expires on May 31, 1997, Unify Japan also owed Sumitomo Bank 22.5 million yen, or $177,000, at April 30, 1997.

  Finally, Unify Japan leased office space from SMI under a renewable one-year agreement beginning in August 1994; rent expense under this totaled approximately $143,000, $150,000 and $130,000 in fiscal 1997, 1996 and 1995, respectively. Unify Japan also paid SMI approximately $143,000 for the services of SMI employees in fiscal 1997.

  Amounts due to minority interest stockholders at April 30 consisted of the following (in thousands):

                                                            1997      1996
                                                           ------   --------
  Notes payable to SMI banking affiliates                  $ 807    $   747
  Refundable prepayment from SMI                               -        446
  Other amounts due to minority interest stockholders         23        199
                                                           -----    -------
     Total amounts due to minority interest stockholders   $ 830    $ 1,392
                                                           -----    -------
                                                           -----    -------

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. EMPLOYEE RETIREMENT PLAN

  The Company maintains a 401(k) profit sharing plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company voluntarily matches 25% of participating employees' contributions up to 5% of each employee's annual compensation. In fiscal 1997, the Company contributed $84,000 to the 401(k) Plan. The Company did not contribute to the 401(k) Plan in fiscal 1996 or 1995.

11. COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

  The Company leases office space and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 1997 were as follows (in thousands):

     Years Ending April 30,
     1998                                                  $ 1,488
     1999                                                    1,399
     2000                                                    1,036
     2001                                                      514
     2002                                                       41
                                                           -------
                                                           $ 4,478
                                                           -------
                                                           -------

  Rent expense under operating leases was $1,648,000, $1,622,000 and $2,110,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

  LITIGATION

  The Company recorded a charge of $300,000 in fiscal 1995 for the settlement of an employment dispute with a former officer of the Company which arose in that year.

  The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, after consulting with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.

12.  SEGMENT INFORMATION

  The Company operates in one industry segment: developing, marketing and supporting an advanced application development environment for the development, deployment and management of high-end business critical client/server applications for intranets and the Internet. The distribution of revenues, operating loss and assets by geographic area for the years ended April 30 was as follows (in thousands):

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                   1997          1996         1995
                                                 --------      --------     --------
     Revenues:
       United States                             $ 13,283      $ 15,858     $ 15,503
       Japan                                        3,181         4,913        3,404
       Europe                                       7,772         9,394        9,942
                                                 --------      --------     --------
         Total revenues                          $ 24,236      $ 30,165     $ 28,849
                                                 --------      --------     --------
                                                 --------      --------     --------

     Operating loss:
       United States                             $ (9,322)     $    965     $    320
       Japan                                         (294)         (543)        (988)
       Europe                                      (2,485)       (1,373)         189
                                                 --------      --------     --------
         Total operating loss                    $(12,101)     $   (951)    $   (479)
                                                 --------      --------     --------
                                                 --------      --------     --------

     Identifiable assets:
       United States                             $  3,032      $  7,686     $ (3,169)
       Japan                                        1,295         1,692        2,796
       Europe                                       3,526         3,660        2,610
                                                 --------      --------     --------
         Subtotal identifiable assets               7,853        13,038        2,237
       Corporate assets                            17,292         4,784        5,469
       Eliminations                                  (707)       (4,825)       4,975
                                                 --------      --------     --------
         Total assets                            $ 24,438      $ 12,997     $ 12,681
                                                 --------      --------     --------
                                                 --------      --------     --------

  United States revenues include export sales of approximately $3,600,000, $2,700,000 and $2,900,000 in the years ended April 30, 1997, 1996 and 1995, respectively. Export sales have been made primarily to customers in Australia, the Pacific Rim, Latin America and Canada. Intercompany sales are at prices intended to provide a profit after marketing, support and general and administrative costs. United States operating income (loss) is net of corporate product development and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment.

                                                                     SCHEDULE II


                                UNIFY CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


                                                                                            Additions
                                                             Additions       Deductions:    (Deductions):    Balance
                                            Balance at       Charged to      Write-offs       Transfers        at
                                            Beginning        Operating          of             Between        End of
                                            of Period        Expenses         Accounts         Accounts       Period
                                          -------------    --------------   -------------   -------------   ----------
Allowance for doubtful accounts
receivable
  Year ended April 30, 1995                  $ 1,048           $    35         $   (293)        $  253        $ 1,043
  Year ended April 30, 1996                    1,043               (42)            (232)          (286)           483
  Year ended April 30, 1997                      483             1,551           (1,698)           149            485

Allowance for amounts due from
minority interest stockholders
  Year ended April 30, 1995                      745                 -                -           (253)           492
  Year ended April 30, 1996                      492                 -                -           (110)           382
  Year ended April 30, 1997                      382                 -                -            (56)           326

Allowance for long-term accounts
receivable
  Year ended April 30, 1996                        -                 -                -            396            396
  Year ended April 30, 1997                      396                 -                -            (93)           303

                                UNIFY CORPORATION
                                INDEX TO EXHIBITS

                                                                                             PRIOR FILING
                                                                                             OR SEQUENTIAL
EXHIBIT                                                                                       PAGE NUMBER
  NO.                                     DESCRIPTION                                            HEREIN
-------                                   -----------                                        --------------
  2.1      Agreement and Plan of Merger dated May 16, 1996, for the reincorporation of
             Unify Corporation, a California corporation, into Unify Corporation, a
             Delaware corporation                                                                  (1)
  3.1      Restated Certificate of Incorporation of the Company                                    (1)
  3.2      Bylaws of the Registrant                                                                (1)
  4.1      Form of Stock Certificate                                                               (1)
  4.2      Series E Stock Purchase Agreement by and among the Company and the purchasers
             named therein, dated April 2, 1992                                                    (1)
 10.1 *    Employment Agreement by and between Reza Mikailli and the Registrant dated
               March 31, 1995                                                                      (1)
 10.2 *    1991 Stock Option Plan, as amended                                                      (1)
 10.3 *    1996 Employee Stock Purchase Plan                                                       (1)
 10.4      Form of Indemnification Agreement                                                       (1)
 10.6      Revolving Credit Agreement dated November 29, 1993, as amended, by and
               among the Registrant and the Lenders listed on Exhibit A thereto                    (1)
 10.7      Joint Venture Agreement, dated September 3, 1990, as amended, by and among the
               Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and
               Artificial Intelligence Research                                                    (1)
 11.1      Statement of Computation of Net Loss Per Share                                           59
 16.0      Letter Regarding Change in Certifying Accountant                                        (2)
 21.1      Subsidiaries of the Registrant                                                          (1)
 23.1      Consent of Deloitte & Touche LLP, Independent Auditors                                   60
 23.2      Consent of KPMG Peat Marwick LLP, Independent Auditors                                   61
 27.0      Financial Data Schedule                                                                  62

------------------

(1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2) Incorporated by reference to the exhibit of the same number filed with Registrant's Form 8-K/A on September 20, 1996.

 * Exhibit pertains to a management contract or compensatory plan or arrangement.