Form 10-Q
period 1997-07-31
UNIFY CORP
filed 1997-09-03
CIK 880562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        __________________

                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997
OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 COMMISSION FILE NUMBER:   001-11807
                     ___________________________

                         UNIFY  CORPORATION
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   94-2710559
-------------------------------             -------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                           NUMBER)

                    181 METRO DRIVE, THIRD FLOOR
                    SAN JOSE, CALIFORNIA  95110
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                     TELEPHONE:  (408) 467-4500
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
                      YES  X    NO
                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      8,250,241 shares of Common Stock, $0.001 par value, as of August 31, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNIFY CORPORATION
                                FORM 10-Q

                                  INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             July 31, 1997 and April 30, 1997. . . . . . . . . . . .       3

         Condensed Consolidated Statements of Operations for
             the three months ended July 31, 1997 and 1996 . . . . .       4

         Condensed Consolidated Statements of Cash Flows
             for the three months ended July 31, 1997 and 1996 . . .       5

         Notes to Condensed Consolidated Financial Statements. . . .       6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . .       7


PART II. OTHER INFORMATION

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .      12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .      12


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13


Exhibit 11.1 Statement of Computation of Net Income (Loss) Per Share      14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             UNIFY CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                  July 31,         April 30,
                                                    1997             1997
                                                 -----------       ----------
ASSETS                                           (unaudited)          (1)
Current assets:
   Cash and cash equivalents                       $  5,343       $  9,513
   Short-term investments                             6,678          7,133
   Accounts receivable, net                           4,125          4,557
   Prepaid expenses and other current assets            449            526
                                                   --------       --------
      Total current assets                           16,595         21,729

Property and equipment, net                           2,364          2,415
Other assets                                            151            294
                                                   --------       --------
      Total assets                                 $ 19,110       $ 24,438
                                                   --------       --------
                                                   --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt               $    134       $  2,378
   Accounts payable                                   1,886          1,586
   Amounts due to minority interest stockholders        845            830
   Accrued compensation and related expenses          1,601          1,972
   Other accrued liabilities                          3,121          3,797
   Deferred revenue                                   3,037          3,531
                                                   --------       --------
      Total current liabilities                      10,624         14,094

Long-term debt, net of current portion                   42             58
Minority interest                                       261            324

Stockholders' equity:
   Common stock                                           8              8
   Additional paid-in capital                        53,292         52,965
   Notes receivable from stockholders                  (209)          (207)
   Cumulative translation adjustments                  (696)          (767)
   Accumulated deficit                              (44,212)       (42,037)
                                                   --------       --------
      Total stockholders' equity                      8,183          9,962
                                                   --------       --------
      Total liabilities and stockholders' equity   $ 19,110       $ 24,438
                                                   --------       --------
                                                   --------       --------


(1)  Derived from audited financial statements.


See accompanying notes to condensed consolidated financial statements.

                               UNIFY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED JULY 31,
                                                     ---------------------------
                                                          1997          1996
                                                     -------------   -----------
Revenues:
   Software licenses                                    $  2,869     $  3,979
   Services                                                2,265        2,249
   Amnesty license arrangement                                 -        2,812
                                                        --------     --------
      Total revenues                                       5,134        9,040
                                                        --------     --------

Cost of revenues:
   Software licenses                                         233          356
   Services                                                1,081        1,128
                                                        --------     --------
      Total cost of revenues                               1,314        1,484
                                                        --------     --------

Gross margin                                               3,820        7,556
                                                        --------     --------

Operating expenses:
   Product development                                     1,448        1,691
   Selling, general and administrative                     4,560        5,667
                                                        --------     --------
      Total operating expenses                             6,008        7,358
                                                        --------     --------

      Income (loss) from operations                       (2,188)         198
Other income, net                                             60           47
                                                        --------     --------
      Income (loss) before income taxes                   (2,128)         245
Provision for income taxes                                   (47)         (58)
                                                        --------     --------
      Net income (loss)                                 $ (2,175)    $    187
                                                        --------     --------
                                                        --------     --------


Net income (loss) per share                             $  (0.27)    $   0.03
                                                        --------     --------
                                                        --------     --------

Shares used in computing net income (loss) per share       8,180        7,450
                                                        --------     --------
                                                        --------     --------



See accompanying notes to condensed consolidated financial statements.

                               UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED JULY 31,
                                                                      ---------------------------
                                                                          1997           1996
                                                                      ------------     ----------
Cash flows from operating activities:
   Net income (loss)                                                  $  (2,175)       $   187
   Reconciliation of net income (loss) to net cash used
   in operating activities:
      Depreciation                                                          264            333
      Provision for losses on accounts receivable                            42              -
      Minority interest                                                     (63)          (113)
      Liquidation of Benelux subsidiary                                     136              -
      Imputed interest on stockholder line of credit                          -             73
      Changes in operating assets and liabilities:
         Accounts receivable                                                447         (2,981)
         Prepaid expenses and other current assets                           77             87
         Accounts payable                                                   275           (285)
         Amounts due to minority interest stockholders                      (29)           192
         Accrued compensation and related expenses                         (371)           424
         Other accrued liabilities                                         (675)           189
         Deferred revenue                                                  (502)          (414)
                                                                      ---------        -------
            Net cash used in operating activities                        (2,574)        (2,308)
                                                                      ---------        -------

Cash flows from investing activities:
   Purchases of available-for-sale securities                            (3,543)        (8,579)
   Sales of available-for-sale securities                                 3,998              -
   Purchases of property and equipment                                     (218)          (341)
   Other assets                                                             166             77
                                                                      ---------        -------
            Net cash provided by (used in) investing activities             403         (8,843)
                                                                      ---------        -------

Cash flows from financing activities:
   Principal payments under debt obligations                             (2,260)           (69)
   Proceeds from issuance of common stock, net                              327         23,253
   Collection of notes receivable from stockholders, net of
      interest accrual                                                       (2)            61
                                                                      ---------        -------
            Net cash (used in) provided by financing activities          (1,935)        23,245
                                                                      ---------        -------

Effect of exchange rate changes on cash                                     (64)             8
                                                                      ---------        -------
Net increase (decrease) in cash and cash equivalents                     (4,170)        12,102
Cash and cash equivalents, beginning of period                            9,513          3,028
                                                                      ---------        -------
Cash and cash equivalents, end of period                              $   5,343        $15,130
                                                                      ---------        -------
                                                                      ---------        -------

Supplemental schedule of noncash investing and financing activities:
   Conversion of redeemable preferred stock and accrued dividends
      to common stock                                                 $       -        $26,726
                                                                      ---------        -------
                                                                      ---------        -------
Cash paid during the period for:
   Interest                                                           $     250        $    97
                                                                      ---------        -------
                                                                      ---------        -------
   Income taxes                                                       $      31        $    63
                                                                      ---------        -------
                                                                      ---------        -------


See accompanying notes to condensed consolidated financial statements.

                               UNIFY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position as of July 31, 1997 and April 30, 1997 and the results of operations and cash flows for the three months ended July 31, 1997 and 1996. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 as filed with the SEC.

2.  LONG-TERM DEBT

    At April 30, 1997, the Company had a line of credit provided by certain stockholders. The Company retired the full $2.2 million balance due under this credit facility upon its expiration in July 1997.

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. The Company is required to adopt SFAS No. 128 in the third quarter of fiscal 1998 and at that time will restate earnings per share data for prior periods to conform with the provisions of SFAS No. 128. Earlier application is not permitted. If SFAS No. 128 had been in effect for the quarter ended July 31, 1997, basic and diluted net loss per share would not have been significantly different than net loss per share currently reported for that period. If SFAS No. 128 had been in effect for the quarter ended July 31, 1996, basic net income per share would have been $0.04 per share and diluted net income per share would have been $0.03 per share.

    In June 1997, the Financial Accounting Standards Board issued two new SFASs. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires that an enterprise report, by major components and as a single total, the change in its net assets from nonowner sources during the period. SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                                  UNIFY CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE SOFTWARE INDUSTRY AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SEC, PARTICULARLY THE COMPANY'S ANNUAL REPORTS ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 as filed with the SEC.

RESULTS OF OPERATIONS

REVENUES

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

                                  UNIFY CORPORATION



                                              THREE MONTHS ENDED JULY 31,
                                              ---------------------------
                                                  1997           1996
                                              -------------  ------------
    License revenues:
       Graphical                                 $ 1,257     $ 2,194
       Character                                   1,612       1,785
                                                 -------     -------
          Total license revenues                   2,869       3,979
    Services revenues                              2,265       2,249
    Amnesty license arrangement                        -       2,812
                                                 -------     -------
          Total revenues                         $ 5,134     $ 9,040
                                                 -------     -------
                                                 -------     -------


    Total revenues for the quarter ended July 31, 1997 decreased 43% over the same quarter of the prior year to $5.1 million. Graphical license revenues of $1.3 million in the first quarter of fiscal 1998 were 43% lower than the same quarter of the prior year. The decrease in graphical license revenues is primarily attributable to the lack of any single revenue item in excess of $1 million, the rebuilding of the North American sales team, and continuing longer sales cycles associated with the Company's solicitation of larger, enterprise-level sales transactions. Character license revenues decreased 10% over the same quarter of the prior year to $1.6 million, principally because of the general decline in demand for character products and the Company's continued focus on its graphical products. Service revenues remained constant at approximately $2.3 million in the first quarters of fiscal 1998 and 1997.

    International revenues decreased to 50% of total revenues in the quarter ended July 31, 1997 from 75% of total revenues in the same quarter of the prior year primarily because of two international sales totaling $3.9 million which occurred in the first quarter of fiscal 1997. The $2.8 million amnesty license arrangement for the use of unauthorized copies of the Company's character products was subsequently reversed in the third quarter of fiscal 1997 when the Company determined that it would be unable to collect payments due pursuant to this arrangement.

    The Company made significant changes in the management and structure of its sales and marketing organizations and released Unify VISION 3.0 and VISION/Web during the second half of fiscal 1997. As a result, the Company began to experience new opportunities to compete for larger, enterprise-level sales transactions which were accompanied by significantly longer sales cycles. The Company expects that it will continue to experience extended customer evaluation and decision-making processes for large, complex Unify VISION and VISION/Web sales transactions over the next several quarters. The Company also expects that in the near term it is likely that a significant portion of Unify VISION and VISION/Web sales to new customers may be for pilot programs and therefore modest in size.

COST OF REVENUES

    Cost of software licenses for the quarter ended July 31, 1997 decreased to $233,000, or 8% of license revenues, as compared to $356,000, or 9% of license revenues, for the same quarter of the prior year. The decreases in cost of software licenses in absolute dollars and as a percent of license revenues were due to efficiencies achieved in the U.S. and Japan.

                                  UNIFY CORPORATION



    Cost of services were comparable at $1.1 million, or 48% and 50% of service revenues in the first quarters of fiscal 1998 and 1997, respectively. Within total services, the levels of customer maintenance and consulting and training revenues and expenses were also stable in the first quarter of fiscal 1998 as compared with the same quarter of the prior year. As the Company increases its emphasis on providing comprehensive application development solutions in fiscal 1998 it expects that consulting service costs will increase, possibly significantly and at a faster rate than consulting revenues increase.

PRODUCT DEVELOPMENT

    Product development expenses for the quarter ended July 31, 1997 decreased to $1.4 million, or 28% of total revenues, as compared to $1.7 million, or 19% of total revenues, for the same quarter of the prior year. The decrease in product development expenses in absolute dollars was attributable to a decrease in contract staffing in the fiscal 1998 quarter from the level of staffing required in the first quarter of fiscal 1997 to complete Unify VISION 3.0 and VISION/Web in a timely manner. The increase in product development expenses as a percentage of total revenues was because of the decline in first quarter 1998 license revenues as compared to the same period of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 1997 decreased to $4.6 million, or 89% of total revenues, as compared to $5.7 million, or 63% of total revenues, for the same quarter of the prior year. SG&A expenses decreased in absolute dollars compared to the same period of the prior year as the Company continued to manage expenses and rebuild the North American sales team. The increase in SG&A expenses as a percentage of total revenues was attributable to the decline in first quarter 1998 license revenues as compared to the same period of the prior year. The Company expects that the cost savings experienced in SG&A expenses during the first quarter of fiscal 1998 as a result of the fiscal 1997 reorganization of its operations will abate as additional sales staff were hired or redeployed into the new sales organization by the end of the first quarter of fiscal 1998. The Company also expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

    The Company recorded tax provisions for the quarters ended July 31, 1997 and 1996 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

                                  UNIFY CORPORATION


VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS

    The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's quarterly operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.

    The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees, especially in the sales organization; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; the results of international expansion; currency fluctuations; and general domestic and international economic and political conditions.
Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from several hundred thousand dollars to approximately $1 million, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company has recently expanded its North American direct sales force and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

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

                                  UNIFY CORPORATION


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

    In particular, because of the foregoing factors and because of longer sales cycles associated with Unify VISION 3.0 and VISION/Web, the Company expects that it will incur an operating loss for the quarter ending October 31, 1997. The Company has incurred net losses in five of the last eight fiscal quarters and in each of the last five fiscal years. There can be no assurance regarding when or if the Company will return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1997, the Company had cash, cash equivalents and short-term investments of $12.0 million, compared to $16.6 million at April 30, 1997. Working capital decreased to $6.0 million at July 31, 1997 from $7.6 million at April 30, 1997.

    The Company's operating activities used cash of $2.6 million during the three months ended July 31, 1997, primarily for operating losses. Investing activities during the period generated cash of $0.4 million, consisting principally of net sales of short term investments of $0.5 million offset by equipment purchases of $0.2 million. Cash used in financing activities during the period was $1.9 million, representing primarily the retirement of the $2.2 million stockholder line of credit which expired in July 1997.

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

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         Carla Schneiderman, Vice President, Worldwide Marketing and Business Development, resigned her position effective August 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11.1   Statement of Computation of Net Income (Loss)
                             Per Share

              Exhibit 27     Financial Data Schedule


         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended July 31, 1997.

                                   UNIFY CORPORATION

                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   September 3, 1997             Unify Corporation
                                      (REGISTRANT)




                                      By:

                                      Susan Salvesen
                                      ------------------------------------------
                                      Susan Salvesen
                                      Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)