Form 10-Q
period 1997-10-31
UNIFY CORP
filed 1997-12-05
CIK 880562

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

                   FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997
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
                         YES     X              NO
                              --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   8,340,905 shares of Common Stock, $0.001 par value, as of November 30, 1997

-----------------------------------------------------------------------------

                                  UNIFY CORPORATION
                                      FORM 10-Q

                                        INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           October 31, 1997 and April 30, 1997.......................     3

         Condensed Consolidated Statements of Operations for
           the three and six months ended October 31, 1997
           and 1996..................................................     4

         Condensed Consolidated Statements of Cash Flows
           for the six months ended October 31, 1997 and 1996........     5

         Notes to Condensed Consolidated Financial Statements........     6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............     7


PART II. OTHER INFORMATION

Item 5.  Other Information...........................................    12

Item 6.  Exhibits and Reports on Form 8-K............................    12

SIGNATURE............................................................    13

Exhibit 11.1  Statement of Computation of Net Loss Per Share.........    14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  UNIFY CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                  October 31,      April 30,
                                                      1997           1997
                                                  -----------      ---------
ASSETS                                            (unaudited)         (1)
Current assets:
   Cash and cash equivalents                        $ 5,619        $ 9,513
   Short-term investments                             5,444          7,133
   Accounts receivable, net                           4,168          4,557
   Prepaid expenses and other current assets            414            526
                                                   --------       --------
      Total current assets                           15,645         21,729

Property and equipment, net                           2,321          2,415
Other assets                                            141            294
                                                   --------       --------
      Total assets                                  $18,107        $24,438
                                                   --------       --------
                                                   --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                $   103        $ 2,378
   Accounts payable                                   1,156          1,586
   Amounts due to minority interest stockholders        828            830
   Accrued compensation and related expenses          1,949          1,972
   Other accrued liabilities                          3,024          3,797
   Deferred revenue                                   3,282          3,531
                                                   --------       --------
      Total current liabilities                      10,342         14,094

Long-term debt, net of current portion                   35             58
Minority interest                                       287            324

Stockholders' equity:
   Common stock                                           8              8
   Additional paid-in capital                        53,296         52,965
   Notes receivable from stockholders                  (212)          (207)
   Cumulative translation adjustments                  (704)          (767)
   Accumulated deficit                              (44,945)       (42,037)
                                                   --------       --------
      Total stockholders' equity                      7,443          9,962
                                                   --------       --------
      Total liabilities and stockholders' equity    $18,107        $24,438
                                                   --------       --------
                                                   --------       --------

(1)  Derived from audited financial statements.


      See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)



                                                  Three Months Ended Oct. 31,     Six Months Ended Oct.31,
                                                  ---------------------------     ------------------------
                                                      1997           1996           1997           1996
                                                  -----------    ------------     ---------    -----------
Revenues:
   Software licenses                                $ 3,994        $ 4,847        $ 6,863        $ 8,826
   Services                                           2,270          2,498          4,535          4,747
   Amnesty license arrangement                            -              -              -          2,812
                                                    -------        -------        -------        -------
      Total revenues                                  6,264          7,345         11,398         16,385
                                                    -------        -------        -------        -------

Cost of revenues:
   Software licenses                                    130            287            363            643
   Services                                           1,143          1,164          2,224          2,292
                                                    -------        -------        -------        -------
      Total cost of revenues                          1,273          1,451          2,587          2,935
                                                    -------        -------        -------        -------

Gross margin                                          4,991          5,894          8,811         13,450
                                                    -------        -------        -------        -------

Operating expenses:
   Product development                                1,526          1,683          2,974          3,374
   Selling, general and administrative                4,296          5,800          8,856         11,467
                                                    -------        -------        -------        -------
      Total operating expenses                        5,822          7,483         11,830         14,841
                                                    -------        -------        -------        -------

      Loss from operations                             (831)        (1,589)        (3,019)        (1,391)
Other income, net                                       141             67            201            114
                                                    -------        -------        -------        -------
      Loss before income taxes                         (690)        (1,522)        (2,818)        (1,277)
Provision for income taxes                              (43)           (54)           (90)          (112)
                                                    -------        -------        -------        -------
      Net loss                                      $  (733)       $(1,576)       $(2,908)       $(1,389)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Net loss per share                                  $ (0.09)       $ (0.20)       $ (0.35)       $ (0.19)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Shares used in computing net
loss per share                                        8,252          7,917          8,201          7,292
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------


        See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                 Six Months Ended October 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                       $ (2,908)      $ (1,389)
   Reconciliation of net loss to net cash used in
   operating activities:
      Depreciation                                                     530            668
      Provision for losses on accounts receivable                       80              -
      Minority interest                                                (37)            (2)
      Liquidation of Benelux subsidiary                                136              -
      Imputed interest on stockholder line of credit                     -            145
      Changes in operating assets and liabilities:
         Accounts receivable                                           388         (4,929)
         Prepaid expenses and other current assets                     117            200
         Accounts payable                                             (457)          (497)
         Amounts due to minority interest stockholders                 (19)          (120)
         Accrued compensation and related expenses                     (34)           926
         Other accrued liabilities                                    (790)           843
         Deferred revenue                                             (293)          (651)
                                                                 ---------       --------
            Net cash used in operating activities                   (3,287)        (4,806)
                                                                 ---------       --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                       (5,309)       (10,141)
   Sales of available-for-sale securities                            6,998          1,971
   Purchases of property and equipment                                (430)          (701)
   Other assets                                                        168             74
                                                                 ---------       --------
            Net cash provided by (used in) investing activities      1,427         (8,797)
                                                                 ---------       --------

Cash flows from financing activities:
   Principal payments under debt obligations                        (2,298)          (162)
   Proceeds from issuance of common stock, net                         331         23,281
   Collection of notes receivable from stockholders, net of
      interest accrual                                                  (5)            63
                                                                 ---------       --------
            Net cash (used in) provided by financing activities     (1,972)        23,182
                                                                 ---------       --------

Effect of exchange rate changes on cash                                (62)            47
                                                                 ---------       --------
Net (decrease) increase in cash and cash equivalents                (3,894)         9,626
Cash and cash equivalents, beginning of period                       9,513          3,028
                                                                 ---------       --------
Cash and cash equivalents, end of period                          $  5,619       $ 12,654
                                                                 ---------       --------
                                                                 ---------       --------

Supplemental schedule of noncash investing and financing
  activities:
   Conversion of redeemable preferred stock and accrued
      dividends to common stock                                   $      -       $ 26,726
                                                                 ---------       --------
                                                                 ---------       --------
Cash paid during the period for:
   Interest                                                           $274            $45
                                                                 ---------       --------
                                                                 ---------       --------
   Income taxes                                                        $80            $93
                                                                 ---------       --------
                                                                 ---------       --------

        See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position as of October 31, 1997 and April 30, 1997,the results of operations for the three and six months ended October 31, 1997 and 1996, and the cash flows for the six months ended October 31, 1997 and 1996. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 as filed with the SEC.

2.  LONG-TERM DEBT

    At April 30, 1997, the Company had a line of credit provided by certain stockholders. The Company retired the full $2.2 million balance due under this credit facility upon its expiration in July 1997.

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. The Company is required to adopt SFAS No. 128 in the third quarter of fiscal 1998 and at that time will restate earnings per share data for prior periods to conform with the provisions of SFAS No. 128. Earlier application is not permitted. If SFAS No. 128 had been in effect for the three and six months ended October 31, 1997 and 1996, basic and diluted net loss per share would not have been significantly different than net loss per share currently reported for those periods.

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

                                  UNIFY CORPORATION


                                                  Three Months Ended Oct. 31,     Six Months Ended Oct.31,
                                                  ---------------------------     ------------------------
                                                     1997            1996           1997           1996
                                                  -----------     -----------     ---------     ----------
License revenues:
   Graphical                                       $ 2,008         $ 1,749        $ 3,265        $ 3,943
   Character                                         1,986           3,098          3,598          4,883
                                                   -------         -------        -------        -------
      Total license revenues                         3,994           4,847          6,863          8,826
Services revenues                                    2,270           2,498          4,535          4,747
Amnesty license arrangement                              -               -              -          2,812
                                                   -------         -------        -------        -------
      Total revenues                               $ 6,264         $ 7,345        $11,398        $16,385
                                                   -------         -------        -------        -------
                                                   -------         -------        -------        -------

    Total revenues for the three and six months ended October 31, 1997 decreased 15% and 30%, respectively, over the same periods of the prior year. Graphical license revenues for those periods were 15% higher than the same quarter of the prior year but 17% lower than the same six-month period of the prior year . The increase in graphical license revenues for the quarter ended October 31, 1997 was primarily because of a single Unify VISION sale totaling $1 million in that quarter. The Company does not anticipate that it will record any single license of similar size during the quarter ending January 31, 1998. Accordingly, in order to maintain the same level of graphical license revenue as recorded for the quarter ended October 31, 1997, the Company will need to obtain a substantial number of additional smaller licenses. There is no assurance that such licenses can be obtained during the quarter. The decrease in graphical license revenues for the six months ended October 31, 1997 was primarily attributable to the rebuilding of the North American sales team and continuing longer sales cycles associated with the Company's solicitation of larger, enterprise-level sales transactions. Character license revenues for the three and six months ended October 31, 1997 decreased 36% and 26%, respectively, over the same periods of the prior year, principally because of the general decline in demand for character products and the Company's continued focus on its graphical products.
Service revenues for the three and six months ended October 31, 1997 decreased 9% and 4%, respectively, over the same periods of the prior year primarily because of a 10% decline in the total value of maintenance contracts obtained during the third and fourth quarters of fiscal 1997 which was associated with lower total license revenues in those quarters as compared to the same quarters of the prior year.

    International revenues decreased to 47% of total revenues in the quarter ended October 31, 1997 from 59% of total revenues in the same quarter of the prior year due to weaker Pacific Rim sales coupled with slightly stronger U.S. sales in the fiscal 1998 quarter. International revenues decreased to 49% of total revenues in the six months ended October 31, 1997 from 60% of total revenues in the same period of the prior year primarily because of two international sales totaling $3.9 million which occurred in the first quarter of fiscal 1997. The $2.8 million international amnesty license arrangement for the use of unauthorized copies of the Company's character products was subsequently reversed in the third quarter of fiscal 1997 when the Company determined that it would be unable to collect payments due pursuant to this arrangement.

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

                                  UNIFY CORPORATION


term it is likely that a significant portion of Unify VISION and VISION/Web sales to new customers may be for pilot programs and therefore modest in size.

COST OF REVENUES

    Cost of software licenses for the quarter and six months ended October 31, 1997 decreased to 3% and 5% of license revenues, respectively, as compared to 6% and 7% of license revenues for the same periods of the prior year. The decreases in cost of software licenses in absolute dollars and as a percentage of license revenues in both of the fiscal 1998 periods were due to continuing efficiencies achieved in the U.S. and Japan.

    Cost of services for the three and six months ended October 31, 1997 were comparable in absolute dollars but slightly higher as a percentage of service revenues compared to the same periods of the prior year, principally because of somewhat lower maintenance revenues in the second quarter of fiscal 1998. As the Company increases its emphasis on providing comprehensive application development solutions in fiscal 1998 it expects that consulting service costs will increase, possibly significantly and at a faster rate than consulting revenues increase.

PRODUCT DEVELOPMENT

    Product development expenses for the quarter ended October 31, 1997 decreased to $1.5 million, or 24% of total revenues, as compared to $1.7 million, or 23% of total revenues, for the same quarter of the prior year. Product development expenses for the six months ended October 31, 1997 decreased to $3.0 million, or 26% of total revenues, as compared to $3.4 million, or 21% of total revenues, for the same period of the prior year.
The declines in product development expenses in absolute dollars were attributable to a decrease in contract staffing in the first half of fiscal 1998 from the level of staffing required in the first half of fiscal 1997 to complete Unify VISION 3.0 and VISION/Web in a timely manner. The increases in product development expenses as a percentage of total revenues were because of the decline in fiscal 1998 revenues as compared to the same period of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 1997 decreased to $4.3 million, or 69% of total revenues, as compared to $5.8 million, or 79% of total revenues, for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 1997 decreased to $8.9 million, or 78% of total revenues, as compared to $11.5 million, or 70% of total revenues, for the same period of the prior year. Fiscal 1998 SG&A expenses decreased in absolute dollars compared to the same periods of the prior year as the Company continued to manage expenses and rebuild the North American sales team. As expected, the cost savings experienced in SG&A during the first quarter of fiscal 1998 did abate during the second quarter as additional sales staff were hired or redeployed into the new sales organization; however, these additional expenses were more than offset by cost savings associated with staff realignments completed in the second quarter of fiscal 1998. The increases

                                  UNIFY CORPORATION


in fiscal 1998 SG&A expenses as a percentage of total revenues were attributable to the decline in fiscal 1998 revenues as compared to the same periods of the prior year. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

    The Company recorded tax provisions for the three and six months ended October 31, 1997 and 1996 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

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

                                  UNIFY CORPORATION


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

    In particular, because of the foregoing factors and because of longer sales cycles associated with Unify VISION 3.0 and VISION/Web, the Company expects that it will incur an operating loss for the quarter ending January 31, 1998. The Company has incurred net losses in five of the last eight fiscal quarters and in each of the last five fiscal years. There can be no assurance regarding when or if the Company will return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 1997, the Company had cash, cash equivalents and short-term investments of $11.1 million, compared to $16.6 million at April 30, 1997. Working capital decreased to $5.3 million at October 31, 1997 from $7.6 million at April 30, 1997.

    The Company's operating activities used cash of $3.3 million during the six months ended October 31, 1997, primarily for operating losses. Investing activities during the period generated cash of $1.4 million, consisting principally of net sales of short term investments of $1.7 million offset by equipment purchases of $0.4 million. Cash used in financing activities during the

                                  UNIFY CORPORATION


period was $2.0 million, representing primarily the retirement of the $2.2 million stockholder line of credit which expired in July 1997.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Susan Salvesen, Vice President, Finance and Administration and Chief Financial Officer, resigned her position effective September 19, 1997.

         D. Kirkwood Bowman, Director, resigned his position effective November 25, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11.1   Statement of Computation of Net Loss Per Share

              Exhibit 27     Financial Data Schedule


         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended October 31, 1997.

                                  UNIFY CORPORATION

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 5, 1997             Unify Corporation
                                    (REGISTRANT)



                                    By:


                                    Todd Wille
                                    ------------------------------------------
                                    Todd Wille
                                    Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)