Form 10-Q
period 1998-01-31
UNIFY CORP
filed 1998-03-13
CIK 880562

-----------------------------------------------------------------------------
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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998
 OR

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
                           YES     X              NO
                                ------              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 8,347,591  shares of Common Stock, $0.001 par value, as of February 28, 1998

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               UNIFY CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       NUMBER
                                                                       ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of
             January 31, 1998 and April 30, 1997............................3

           Condensed Consolidated Statements of Operations for
             the three and nine months ended January 31, 1998
             and 1997.......................................................4

           Condensed Consolidated Statements of Cash Flows
             for the nine months ended January 31, 1998 and 1997............5

           Notes to Condensed Consolidated Financial Statements.............6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................8


PART II.   OTHER INFORMATION

Item 5.    Other Information................................................14

Item 6.    Exhibits and Reports on Form 8-K.................................14


SIGNATURE...................................................................15


PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS


                               UNIFY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        January 31,     April 30,
                                                            1998          1997
                                                       -----------    ----------
ASSETS                                                  (unaudited)        (1)
Current assets:
   Cash and cash equivalents                             $  7,089       $  9,513
   Short-term investments                                   3,143          7,133
   Accounts receivable, net                                 5,340          4,557
   Prepaid expenses and other current assets                  649            526
                                                         --------       --------
      Total current assets                                 16,221         21,729
Property and equipment, net                                 2,134          2,415
Other assets                                                   89            294
                                                         --------       --------
      Total assets                                       $ 18,444       $ 24,438
                                                         --------       --------
                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                     $     63       $  2,378
   Accounts payable                                         1,081          1,586
   Amounts due to minority interest stockholders              800            830
   Accrued compensation and related expenses                1,694          1,972
   Other accrued liabilities                                3,323          3,797
   Deferred revenue                                         3,560          3,531
                                                         --------       --------
      Total current liabilities                            10,521         14,094

Long-term debt, net of current portion                         32             58
Minority interest                                             240            324

Stockholders' equity:
   Common stock                                                 8              8
   Additional paid-in capital                              53,472         52,965
   Notes receivable from stockholders                        (214)          (207)
   Cumulative translation adjustments                        (746)          (767)
   Accumulated deficit                                    (44,869)       (42,037)
                                                         --------       --------
      Total stockholders' equity                            7,651          9,962
                                                         --------       --------
      Total liabilities and stockholders' equity         $ 18,444       $ 24,438
                                                         --------       --------
                                                         --------       --------

(1)  Derived from audited financial statements.


    See accompanying notes to condensed consolidated financial statements.

                               UNIFY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                        Nine Months Ended
                                                       Three Months Ended Jan. 31,            Jan. 31,
                                                       ---------------------------    -------------------------
                                                            1998           1997           1998           1997
                                                         --------       --------      ---------      ----------
Revenues:
   Software licenses                                     $  4,154       $  2,841      $  11,017      $  11,667
   Services                                                 2,348          2,502          6,883          7,249
   Amnesty license arrangement                                  -         (2,812)             -              -
                                                         --------       --------      ---------      ---------
      Total revenues                                        6,502          2,531         17,900         18,916
                                                         --------       --------      ---------      ---------

Cost of revenues:
   Software licenses                                          111            287            474            930
   Services                                                 1,051          1,123          3,275          3,415
                                                         --------       --------      ---------      ---------
      Total cost of revenues                                1,162          1,410          3,749          4,345
                                                         --------       --------      ---------      ---------

Gross margin                                                5,340          1,121         14,151         14,571
                                                         --------       --------      ---------      ---------

Operating expenses:
   Product development                                      1,358          2,151          4,332          5,525
   Selling, general and administrative                      3,926          7,105         12,782         18,572
                                                         --------       --------      ---------      ---------
      Total operating expenses                              5,284          9,256         17,114         24,097
                                                         --------       --------      ---------      ---------

      Income (loss) from operations                            56         (8,135)        (2,963)        (9,526)
Other income, net                                              72            195            273            309
                                                         --------       --------      ---------      ---------
      Income (loss) before income taxes                       128         (7,940)        (2,690)        (9,217)
Provision for income taxes                                    (52)           (34)          (142)          (146)
                                                         --------       --------      ---------      ---------
      Net income (loss)                                  $     76       $ (7,974)     $  (2,832)     $  (9,363)
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Net income (loss) per share, basic
and diluted                                              $   0.01       $  (1.01)     $   (0.35)     $   (1.39)
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Shares used in computing net income
(loss) per share:
   Basic                                                    8,282          7,888          8,179          6,721
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------
   Diluted                                                  8,418          7,888          8,179          6,721
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------


    See accompanying notes to condensed consolidated financial statements.

                               UNIFY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Nine Months Ended January 31,
                                                                   -----------------------------
                                                                         1998          1997
                                                                      ----------     ----------
Cash flows from operating activities:
   Net loss                                                            $  (2,832)     $  (9,363)
   Reconciliation of net loss to net cash used in
   operating activities:
      Depreciation                                                           798            970
      Provision for losses on accounts receivable                             57              -
      Loss on disposal of property and equipment                               -            758
      Minority interest                                                      (84)           (97)
      Liquidation of Benelux subsidiary                                      136              -
      Imputed interest on stockholder line of credit                           -            194
      Changes in operating assets and liabilities:
         Accounts receivable                                                (867)          (416)
         Prepaid expenses and other current assets                          (129)           378
         Accounts payable                                                   (522)          (121)
         Amounts due to minority interest stockholders                       (26)          (379)
         Accrued compensation and related expenses                          (276)           574
         Other accrued liabilities                                          (473)           992
         Deferred revenue                                                     37           (732)
                                                                       ---------      ---------
            Net cash used in operating activities                         (4,181)        (7,242)
                                                                       ---------      ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities                             (5,309)       (11,149)
   Sales of available-for-sale securities                                  9,300          3,968
   Purchases of property and equipment                                      (518)          (912)
   Other assets                                                              234            (75)
                                                                       ---------      ---------
            Net cash provided by (used in) investing activities            3,707         (8,168)
                                                                       ---------      ---------

Cash flows from financing activities:
   Principal payments under debt obligations                              (2,341)          (220)
   Proceeds from issuance of common stock, net                               507         23,862
   Collection of notes receivable from stockholders, net of
      interest accrual                                                        (7)            61
                                                                       ---------      ---------
            Net cash (used in) provided by financing activities           (1,841)        23,703
                                                                       ---------      ---------

Effect of exchange rate changes on cash                                     (109)           128
                                                                       ---------      ---------
Net (decrease) increase in cash and cash equivalents                      (2,424)         8,421
Cash and cash equivalents, beginning of period                             9,513          3,028
                                                                       ---------      ---------
Cash and cash equivalents, end of period                               $   7,089      $  11,449
                                                                       ---------      ---------
                                                                       ---------      ---------

Supplemental schedule of noncash investing and financing activities:
   Conversion of redeemable preferred stock and accrued dividends
      to common stock                                                  $       -      $  26,726
                                                                       ---------      ---------
                                                                       ---------      ---------
Cash paid during the period for:
   Interest                                                            $     321      $      66
                                                                       ---------      ---------
                                                                       ---------      ---------
   Income taxes                                                        $     116      $     109
                                                                       ---------      ---------
                                                                       ---------      ---------

    See accompanying notes to condensed consolidated financial statements.

                               UNIFY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position as of January 31, 1998 and April 30, 1997, the results of operations for the three and nine months ended January 31, 1998 and 1997, and the cash flows for the nine months ended January 31, 1998 and 1997. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 as filed with the SEC.


2. LONG-TERM DEBT

  At April 30, 1997, the Company had a line of credit provided by certain stockholders. The Company retired the full $2.2 million balance due under this credit facility upon its expiration in July 1997.


3. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. In accordance with the provisions of this statement, the Company adopted SFAS No. 128 in the third quarter of fiscal 1998 and has restated earnings per share data for prior periods to conform with the provisions of SFAS No. 128.

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

                               UNIFY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                           Three Months Ended          Nine Months Ended
                                                                  Jan. 31,                   Jan. 31,
                                                          ----------------------      ------------------------
                                                            1998          1997           1998           1997
                                                          -------      ---------      ---------      ---------
INCOME (LOSS) (NUMERATOR):
Net income (loss), basic and diluted                      $    76      $  (7,974)     $  (2,832)     $  (9,363)
                                                          -------      ---------      ---------      ---------
                                                          -------      ---------      ---------      ---------
SHARES (DENOMINATOR):
Weighted average shares of common
   stock outstanding                                        8,314          8,038          8,229          6,961
Weighted average common shares
   subject to repurchase outstanding                          (32)          (150)           (50)          (240)
                                                          -------      ---------      ---------      ---------
      Average shares outstanding, basic                     8,282          7,888          8,179          6,721
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
Weighted average common shares
   subject to repurchase outstanding                           32
Weighted average common share equiva-
   lents for stock options outstanding                        104
                                                          -------
      Average shares outstanding, diluted                   8,418
                                                          -------
                                                          -------

PER SHARE AMOUNT:
Net income (loss) per share, basic and
   diluted                                                $  0.01      $   (1.01)     $   (0.35)     $   (1.39)
                                                          -------      ---------      ---------      ---------
                                                          -------      ---------      ---------      ---------

  Options to purchase 793,847 shares of common stock at prices ranging from $2.38 to $4.20 per share were outstanding during the three months ended January 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during that period. The options, which expire on various dates through January 2002, were still outstanding as of January 31, 1998.


4. NEW ACCOUNTING PRONOUNCEMENTS

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

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 supercedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997.

                               UNIFY CORPORATION

  SOP 97-2 addresses software revenue recognition matters primarily at a conceptual level. Based on its reading and interpretation of this statement, the Company believes it is currently in compliance with the provisions of SOP 97-2. However, detailed implementation guidelines for this statement have not yet been issued. Once issued, such detailed implementation guidelines could lead to unanticipated changes in the Company's current revenue accounting practices and these changes could be material to the Company's revenues and operating results.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE SOFTWARE INDUSTRY AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS"AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K UNDER "BUSINESS - RISK FACTORS." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SEC, PARTICULARLY THE COMPANY'S ANNUAL REPORTS ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

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

                               UNIFY CORPORATION

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

                                                          Three Months Ended          Nine Months Ended
                                                                 Jan. 31,                   Jan. 31,
                                                         -----------------------       -----------------------
                                                           1998           1997           1998           1997
                                                         --------       --------       --------       --------
License revenues:
   Graphical                                             $  2,022       $    623       $  5,287       $  4,566
   Character                                                2,132          2,218          5,730          7,101
                                                         --------       --------       --------       --------
      Total license revenues                                4,154          2,841         11,017         11,667
Services revenues                                           2,348          2,502          6,883          7,249
Amnesty license arrangement                                     -         (2,812)             -              -
                                                         --------       --------       --------       --------
      Total revenues                                     $  6,502       $  2,531       $ 17,900       $ 18,916
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------


  Total revenues for the three and nine months ended January 31, 1998 increased 157% and decreased 5%, respectively, over the same periods of the prior year. Graphical license revenues for those periods were 225% and 16% higher, respectively, than the same periods of the prior year. The increase in graphical license revenues for the quarter ended January 31, 1998 was primarily because there were four Unify VISION sales totaling $1.0 million in that quarter, whereas there were no Unify VISION sales of similar size in the same quarter of the prior year. The increase in graphical license revenues for the nine months ended January 31, 1998 was primarily attributable to the strong third quarter fiscal 1998 performance compared to the same period of the prior year. Because of factors such as those described in "Volatility of Stock Price and General Risk Factors Affecting Quarterly Results," especially continuing longer sales cycles associated with enterprise-level sales transactions, there can be no assurance that the Company will be able to maintain the same level of graphical license revenues as recorded for the quarter ended January 31, 1998. Character license revenues for the three and nine months ended January 31, 1998 decreased 4% and 19%, respectively, over the same periods of the prior year, principally because of the general decline in demand for character products and the Company's continued focus on its graphical products. Service revenues for the three and nine months ended January 31, 1998 decreased 6% and 5%, respectively, over the same periods of the prior year primarily because of a 10% decline in the total value of maintenance contracts obtained during the third and fourth quarters of fiscal 1997 which was associated with lower total license revenues in those quarters as compared to the same quarters of the prior year.

  International revenues increased to 61% of total revenues in the quarter ended January 31, 1998 from 21% of total revenues in the same quarter of the prior year. International revenues for the third quarter of fiscal 1997 were lower primarily due to the reversal of the $2.8 million amnesty license arrangement in that quarter. International revenues decreased to 54% of total

                               UNIFY CORPORATION


revenues in the nine months ended January 31, 1998 from 62% of total revenues in the same period of the prior year. U.S. sales were stronger in the fiscal 1998 period due to management focus on this region while a single international sale totaling $1.2 million improved international performance in the fiscal 1997 period.

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

COST OF REVENUES

  Cost of software licenses for the three and nine months ended January 31, 1998 decreased to 3% and 4% of license revenues, respectively, as compared to 10% and 8% of license revenues for the same periods of the prior year. The decreases in cost of software licenses in absolute dollars and as a percentage of license revenues in both of the fiscal 1998 periods were due to continuing efficiencies achieved in the U.S. and Japan.

  Cost of services for the three and nine months ended January 31, 1998 were comparable in absolute dollars and as a percentage of service revenues compared to the same periods of the prior year, reflecting somewhat lower maintenance revenues offset by slightly lower maintenance costs in the fiscal 1998 periods. As the Company increases its emphasis on providing comprehensive application development solutions in the remainder of fiscal 1998 and in fiscal 1999, it expects that consulting service costs may increase.

PRODUCT DEVELOPMENT

  Product development expenses for the quarter ended January 31, 1998 decreased to $1.4 million, or 21% of total revenues, as compared to $2.2 million, or 40% of total revenues (excluding the amnesty license arrangement), for the same quarter of the prior year. Product development expenses for the nine months ended January 31, 1998 decreased to $4.3 million, or 24% of total revenues, as compared to $5.5 million, or 29% of total revenues, for the same period of the prior year. The declines in product development expenses in absolute dollars were attributable to a decrease in contract staffing in the first nine months of fiscal 1998 from the level of staffing required in the first nine months of fiscal 1997 to complete Unify VISION 3.0 and VISION/Web in a timely manner and to the purchase of third party source code for $0.5 million in the third quarter of fiscal 1997. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

                               UNIFY CORPORATION


SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 1998 decreased to $3.9 million, or 60% of total revenues, as compared to $7.1 million, or 133% of total revenues (excluding the amnesty license arrangement), for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 1998 decreased to $12.8 million, or 71% of total revenues, as compared to $18.6 million, or 98% of total revenues, for the same period of the prior year. Fiscal 1998 SG&A expenses decreased in absolute dollars compared to the same periods of the prior year as the Company continued to manage expenses and realign staff. Third quarter fiscal 1997 SG&A expenses included charges totaling $1.9 million for bad debt, staff realignments and related asset write-offs. The Company expects that total SG&A expenses will fluctuate from quarter to quarter principally because of variability in marketing program spending and sales commission expense.


PROVISION FOR INCOME TAXES

  The Company recorded tax provisions for the three and nine months ended January 31, 1998 and 1997 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had substantial net operating loss carryforwards.


VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS

  The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's or its competitors' quarterly operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.

  The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees, especially in the sales organization; seasonality; changes in pricing policies by the Company or

                               UNIFY CORPORATION

its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; the results of international expansion; currency fluctuations; and general domestic and international economic and political conditions. Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from several hundred thousand dollars to approximately $1 million, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company expanded its North American direct sales force early in fiscal 1998 and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

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

  In particular, because of the foregoing factors and because of longer sales cycles associated with Unify VISION 3.0 and VISION/Web, the operating results of the Company for the quarter ending April 30, 1998 are subject to significant uncertainty. The Company has incurred net losses in five of the last eight fiscal quarters and in each of the last five fiscal years. Although the Company recorded a small operating profit for the quarter ended January 31, 1998, there can be no assurance regarding the Company's continued profitability.

                               UNIFY CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

  At January 31, 1998, the Company had cash, cash equivalents and short-term investments of $10.2 million, compared to $16.6 million at April 30, 1997. Working capital decreased to $5.7 million at January 31, 1998 from $7.6 million at April 30, 1997.

  The Company's operating activities used cash of $4.2 million during the nine months ended January 31, 1998, primarily for operating losses and increases in accounts receivable. Investing activities during the period generated cash of $3.7 million, consisting principally of net sales of short term investments of $4.0 million offset by equipment purchases of $0.5 million. Cash used in financing activities during the period was $1.8 million, representing primarily the retirement of the $2.2 million stockholder line of credit which expired in July 1997 offset by proceeds from issuance of common stock of $0.5 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 supercedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997.

  SOP 97-2 addresses software revenue recognition matters primarily at a conceptual level. Based on its reading and interpretation of this statement, the Company believes it is currently in compliance with the provisions of SOP 97-2. However, detailed implementation guidelines for this statement have not yet been issued. Once issued, such detailed implementation guidelines could lead to unanticipated changes in the Company's current revenue accounting practices and these changes could be material to the Company's revenues and operating results.

                               UNIFY CORPORATION

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

           Todd Wille, Vice President, Finance and Administration and Chief Financial Officer, resigned his position effective March 31, 1998.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                Exhibit 27   Financial Data Schedule


            (b) Reports on Form 8-K

                The Company filed no reports on Form 8-K during the quarter ended January 31, 1998.

                               UNIFY CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   March 13, 1998         Unify Corporation
                               (REGISTRANT)


                               By:

                               Todd Wille
                               -------------------------------------------
                               Todd Wille
                               Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)