Form 10-K
period 1998-04-30
UNIFY CORP
filed 1998-07-17
CIK 880562

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934         FOR THE FISCAL YEAR ENDED APRIL 30, 1998
                                       OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934         For the transition period from      to

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

                            TELEPHONE: (408) 346-1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None
              Securities registered pursuant to Section 12 (g) of
                    the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 1998 as reported on the Nasdaq National Market, was approximately $16,102,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 1998, the Registrant had 8,422,555 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------

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


ITEM 1.  BUSINESS

THE COMPANY

     Unify Corporation ("Unify" or the "Company") develops, markets and supports application server solutions that enable corporations to deliver enterprise networked applications by integrating legacy, custom-built, and packaged applications with the Internet. The Company was initially incorporated in California in 1980 and was reincorporated in Delaware in 1996.

     The Company introduced version 4.0 of its flagship product, Unify VISION, in May 1998. Unify VISION is an open, standards-based application server coupled with an object-oriented component development system. Unify also continues to enhance, market and support Unify DataServer, a family of database management system products, and to market and support Unify ACCELL, a family of fourth generation language ("4GL") application development tools. In addition to software products, the Company offers training, consulting and maintenance services to its customers.

     The principal geographic markets for the Company's products are in North America, Europe, Japan, Latin America and Asia Pacific. The Company's customers consist primarily of end-users, value added resellers ("VARs") and distributors. The Company markets its products directly to end-users through its sales organizations in the United States, the United Kingdom, France and Japan and indirectly to end-users through its VARs and distributors in the Americas, Europe, Japan, Africa, the Middle East and Asia Pacific. Unify's products are being utilized by customers in a wide range of industries, including telecommunications, financial services, commercial industries and government.

PRODUCTS

     The Company's products include Unify VISION and the Unify DataServer and ACCELL product families. Unify VISION is comprised of Unify VISION AppServer ("VISION AppServer") and Unify VISION AppBuilder ("VISION AppBuilder"). VISION AppServer is an open, standards-based application server that enables customers to integrate legacy, custom-built, and packaged applications with the Internet. The development environment for VISION AppServer is VISION AppBuilder, an object oriented component development system. Unify DataServer is a family of database management system products and Unify ACCELL is a family of 4GL application development tools. Since the introduction of Unify VISION 2.0 in

March 1995, license revenues from Unify VISION products have increased from 12% of license revenues in fiscal 1995 to 49% of license revenues in fiscal 1998.

UNIFY VISION APPSERVER

     VISION AppServer is an open, standards-based application server that enables customers to integrate legacy, custom-built, and packaged applications with the Internet. Its universal client architecture enables users to access server-based application services from leading client technologies, including Windows and HTML-based and Java-based browsers. VISION AppServer's dynamic scalable architecture delivers a high level of performance, availability and scalability by offering server replication, load balancing, fail-over and recovery and publish-and-subscribe capabilities all based on a high performance, fully asynchronous messaging architecture. VISION AppServer lowers total cost of ownership by allowing organizations to effectively manage their applications from a single point of control.

     UNIVERSAL ACCESS. With Unify VISION AppServer, information technology ("IT") departments can deploy application services across a common, robust environment and make those services available to clients across and outside of the enterprise. Unify VISION AppServer provides universal access to a broad range of clients, whether it be an Internet browser running HTML or Java for order entry, a Windows desktop running Active-X-enabled financial applications, or a UNIX workstation running a CORBA-based manufacturing system.

     CENTRAL CONTROL. New business solutions need to integrate with existing systems. VISION AppServer eases the burden of enterprise integration by providing a central coordination function for performing as well as managing application integration systems in production. VISION AppServer provides administration and management of network-wide services from a central management console ("CMC"). The CMC allows operators to view the configuration of every application server on the network as well as dynamically start, stop and manage application services on those servers. Reconfiguration of and modifications to underlying systems, applications and network topologies as business needs change is handled through simple deployment-time configuration settings.

     DYNAMIC SCALABLE SERVICES. VISION AppServer is based on a unique system architecture that provides scalability at every level of the system. VISION AppServer provides high performance peer-to-peer asynchronous messaging as well as an integrated publish-and-subscribe event model across heterogeneous platforms. Applications services are managed using a method called dynamic binding. Application services are dynamically registered as well as located by utilizing Distributed Name Services ("DNS"). DNS acts like an on-line directory, tracking each of the services that are running on application servers. This allows application services to be located, added and moved to other servers without requiring reconfiguration at either the client or application server level. Application services can also be replicated both within a server, taking full advantage of multiprocessor systems, and across servers. By replicating services, total throughput can be scaled up effectively by either adding processors or adding new applications servers to the network. VISION AppServer provides load balancing between the available servers automatically. And since services can be added dynamically, replicated services can be expanded without the reconfiguration of clients and without interrupting the operation of on-line systems. Continuous availability of applications is provided by allowing services to be replicated across multiple servers. In the event of server or network failure, VISION AppServer automatically reroutes messages to available servers. VISION AppServer also provides asynchronous messaging capabilities so that services can perform several operations in parallel, thereby minimizing transaction response time and maximizing server resource utilization. Finally, VISION AppServer provides a powerful business event model based on the underlying publish-and-subscribe technology. Any service can define a business event and make that event available to the network. When an event occurs, as defined by specific business rules, a service can "publish" that event and its associated information to registered clients or "subscribers." Subscribing clients are asynchronously notified of the event and can take appropriate action. VISION AppServer tracks the location of publishers and subscribers and manages the event notification process. By utilizing business events, costly polling, and thus excessive network and CPU utilization, is eliminated. In addition, business components can be developed autonomously and event publishers are independent of subscribing clients. Thus, as new business components are deployed, existing components remain unaffected.

     SUPPORT FOR ENTERPRISE ENVIRONMENTS. In order to effectively integrate computing environments in which a multitude of products and standards are used and deployed, VISION AppServer's architecture embraces existing and emerging industry standards. For example, networking protocols such as TCP/IP and HTTP, database systems such as Oracle, IBM DB2 and Sybase Adaptive server, as well as application management protocols such as ARM and SNMP are supported standards within the VISION AppServer environment. Many corporations have adopted an enterprise-wide systems management strategy. VISION AppServer provides built-in application instrumentation coupled with seamless integration to leading enterprise management systems, including Tivoli TME10, BMC Patrol, Hewlett Packard OpenView, Microsoft SMS and SNMP-based systems. By integrating application services with the enterprise management infrastructure, IT departments can view and manage the entire system (networks, platforms, databases and applications) from a single central management console. Finally, as distributed environments become mission-critical, security and access are some of the most critical issues facing organizations today. VISION AppServer ensures that services are properly configured, deployed and accessible to authorized users across the network. VISION AppServer supports this requirement by adapting to SS1.3 and Secure HTTP for browser-based computing, DBMS-provided security systems and existing security infrastructure.

     PROTECTING PREVIOUS INVESTMENTS. VISION AppServer allows the development of business components that leverage and integrate with legacy applications. For example, VISION AppServer utilizes IBM's popular MQSeries messaging technology to perform integration with a broad set of solutions including legacy IMS and CICS applications, IBM AS/400-based application packages and ERP packages such as SAP R/3. VISION AppServer enables services to integrate with any MQSeries-compliant application, allowing immediate access to those systems throughout the rest of the enterprise. In most cases, this integration can be performed without modification to the existing legacy applications. By insulating application services from the underlying technology, VISION AppServer also enables system reconfigurations and adoption of new technologies without the need for costly redesign and re-implementation. For example, application services can be migrated from UNIX servers to Windows NT servers without modification or recompilation. Similarly, application services can be accessed from Windows desktop applications today and HTML browsers tomorrow without modification.

UNIFY VISION APPBUILDER

     VISION AppBuilder is an object oriented component development system that enables application development teams to rapidly create and easily modify application components. The component framework provided by VISION AppBuilder contains many powerful, pre-built classes for constructing server-based as well as client-based business components. For example, a service class is provided that is network-aware without additional coding. Interfaces to services are automatically generated without the need for developers to define and maintain Interface Definition Language. For client component development, a GUI class is provided which can perform database operations directly. In addition to supporting components developed in C, C++ and Java, VISION AppBuilder provides a high-level business language that allows developers to focus on defining business rules rather than on the complexity of the underlying technologies. The business language abstracts the notions of distributed computing as well as databases, operating systems, and user interfaces. For example, simple statements within the business language allow a business event to be defined, published and subscribed to. Similarly, database operations are implemented using standard SQL with support for native vendor-specific operation. By providing this high-level programming paradigm, components can be developed using dramatically fewer lines of code. To enable the sharing and reuse of components, VISION AppBuilder stores component definitions in a shared object repository. Access to components can be restricted to a particular project or shared across multiple projects. Simultaneous access to component definitions is controlled automatically. For supporting configuration management, VISION AppBuilder integrates with popular version control systems such as Intersolv PVCS, SCCS and RCS. VISION AppBuilder supports the software distribution process by automatically generating configuration management information for the distribution systems found in products such as Microsoft SMS and Tivoli TME10.

UNIFY DATASERVER

     Unify DataServer is a family of database management products that is designed to scale from small systems to large, high volume, on-line transaction processing systems. At the entry level, Unify DataServer is designed to be a high performance, easy-to-use product with minimal maintenance and memory requirements. The DataServer family of products is designed so that the growth of user requirements over time can be quickly accommodated. Unify DataServer supports the ANSI SQL standard and an industry-standard ODBC interface to provide access to hundreds of third-party tools and products. Unify DataServer products provide a variety of database access methods which deliver high performance across a wide variety of environments and deployment configurations. Unify DataServer products support all major UNIX platforms.

UNIFY ACCELL

     Unify ACCELL is a family of UNIX-based application development products for building complex, core business applications targeted for character-based platforms. They are designed to maximize developer productivity through tight integration of 4GL technologies and optimized database features in a flexible development environment. Unify ACCELL's modular architecture combines an application generator, 4GL, and an interactive debugging facility with database-server connectivity.

     Developers can use the Unify ACCELL application generator to create forms from scratch or can use an automatically-created default form. Unify ACCELL's 4GL is an event-driven programming language with powerful features supporting more than 250 4GL statements, data types and functions. Unify ACCELL's database independent technology supports native interfaces to leading database products including Oracle, Sybase, Informix and Unify DataServer. Unify ACCELL applications are also portable across industry leading UNIX platforms and databases.

CUSTOMERS AND MARKETS

     As of April 30, 1998, the Company had licensed Unify VISION to over 300 customers worldwide and Unify DataServer and ACCELL products to over 2,000 customers worldwide. The Company's target end-user customers include large commercial and government organizations with a need to improve their customer service by quickly integrating legacy, custom-built, and packaged applications with the Internet. No customer accounted for more than 10% of the Company's total revenues for fiscal 1998, 1997 or 1996.

SALES AND MARKETING

     Unify markets its products and professional services domestically through a combination of direct sales and indirect sales channels, including VARs, distributors, system integrators ("SIs") and business alliance partners. The Company's marketing efforts are primarily directed at broadening the market for VISION AppServer and VISION AppBuilder by increasing awareness of the unique application integration solution which these products provide and at supporting the Company's direct and indirect sales channels. Marketing activities include conducting public relations and product seminars, publishing newsletters, direct mailings, preparing other marketing materials, coordinating the Company's participation in industry programs and forums, establishing and maintaining close relationships with business alliance partners, and establishing and maintaining close relationships with recognized industry analysts. The Company also maintains a site on the Internet at www.unify.com.

     The Company markets its products internationally through subsidiaries in the United Kingdom, France and Japan and through VARs and distributors in Latin America, Europe, Japan, Africa, the Middle East and Asia Pacific. International revenues accounted for 54%, 60% and 56% of total revenues in fiscal 1998, 1997 and 1996, respectively.

     The Company intends to compliment its domestic and international direct sales efforts with the expansion of its indirect sales channels. Indirect sales channels include VARs, SIs, independent software vendors ("ISVs"), business alliance partners, original equipment manufacturers ("OEMs") and distributors. Such indirect sales channels leverage the Company's own sales, support and consulting resources in providing complete solutions to customers. The Company believes that the features of Unify VISION which facilitate rapid development and deployment of complex applications are particularly well-suited for use by VARs, SIs, and ISVs, for which time to market is a principal concern. The Company currently has approximately 400 VAR, SI, and ISV customers and intends to recruit selected new customers, particularly VARs. Unify also has business alliances with, among others, Sun Microsystems, Inc. ("Sun"), Sun's JavaSoft division, IBM, Hewlett-Packard Company ("HP"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"). The Company plans to continue to actively participate in joint marketing programs with its current business alliance partners as well as to selectively recruit new business alliance partners and OEMs. Finally, the Company has an extensive network of international distributors which supplements its targeted direct sales presence. Unify intends to strategically expand this distribution network as well.

     The Company also plans to continue to leverage its installed base of over 2,000 Unify DataServer and ACCELL customers. The Company's sales and marketing strategy in part targets this installed base with the objective of generating Unify VISION revenues as this customer base migrates to enterprise network and Internet applications. The Company also continues to market its Unify DataServer and Unify ACCELL product families, thereby serving those of its customers that are not yet ready to move to high-end client/server environments.

     As of April 30, 1998, the Company had 41 employees engaged in sales and marketing activities, 20 in North America, 17 in Europe, and 4 in Japan. The Company intends to expand its sales and marketing staff and make additional investments in marketing and advertising during fiscal 1999.

PROFESSIONAL SERVICES

     The Company believes that superior professional services, including product support and maintenance, consulting services and customer training are critical for achieving and maintaining customer satisfaction and for assisting customers to successfully integrate enterprise applications with the Internet. Due to the complexity of client/server computing and the emergence of the Internet, support services must be able to address issues which arise from components of the client/server system beyond the Company's products such as multiple databases, computing platforms and operating systems. The Company has extensive experience in supporting database and application development products. The Company's professional service revenues for fiscal 1998 were $9.2 million or 37% of total revenues for that period.

SUPPORT

     The Company offers modular customer support programs which can be modified to match the customers' development cycles and can be customized as needs change. All support levels provide telephone, e-mail and facsimile access, enabling customers to log inquiries for resolution by the Company's support staff. Service levels can be tailored by customers to select preferred call response time, information reporting, and other features including 24-hour a day, seven day a week support. The Company currently has annual maintenance contracts with approximately 900 customers. During each of the past three fiscal years, over 80% of the Company's support customers have renewed their support contracts.

CONSULTING

     The full range of consulting services which the Company provides through its own consulting organization as well as through partnerships with third party solution providers is an important part of the Company's strategy of delivering complete customer solutions. The objective of Unify's consulting services organization ("UCS") is to help first-time as well as experienced users derive the maximum value from their investment in the Company's technologies. UCS provides the level of consulting support necessary to meet customer-defined needs. This means that UCS is prepared to guide customers on development plans, assist with hands-on development tasks or take complete responsibility for project completion. Engagement terms can range from the use of a single consultant for completion of a one week task to a full project team engaged to complete an effort that stretches over several months.

     In addition to the customized services offered by UCS, a group of pre-packaged service offerings are available to assist Unify customers. One example of such offerings is the VISION Readiness Review. Based on a comprehensive on-site analysis of the customer's business, UCS produces a detailed project plan for building or migrating customer applications to Unify VISION which includes project tasks, staffing requirements, duration and cost. This review also includes an assessment of the customer's current staff and an individualized education plan as well as a review of the customer's current technology environment and precise recommendations for modifying that environment in preparation for the project, if necessary.

TRAINING

     The Company is committed to offering its customers a comprehensive selection of training courses and materials. Customers may attend a broad range of courses provided on a regularly scheduled basis at Unify training centers located in Sacramento, California; Reston, Virginia; Surrey, England; Paris, France; and Tokyo, Japan. The Company also offers on-site training at customers' facilities.

     As of April 30, 1998, the Company had 19 employees engaged in support and 13 in consulting and training. The Company intends to expand its support, consulting and training staff and make additional investments in its support infrastructure during fiscal 1999.

PRODUCT DEVELOPMENT

     Since its inception, the Company has made substantial investments in product development and anticipates that it will continue to commit significant resources to product development in the future. The Company's principal development projects currently include application integration, DCOM, advanced CORBA integration, component architecture and enhanced Unify VISION programming features. In addition, the Company continues to invest in maintenance of and selective enhancements to its Unify DataServer product family, such as porting Unify DataServer to Windows NT, and maintenance of its Unify ACCELL product family.

     The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Unify VISION and new products on a timely basis that keep pace with such technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Unify VISION and new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or products or that such enhancements or products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If the release dates of any future Unify VISION enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, financial condition and cash flows could be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Unify VISION, which could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

     The Company's product development activities are conducted primarily at its Sacramento, California facility. As of April 30, 1998, the Company had a total of 48 employees and contractors in product development and porting, including 23 development engineers. The Company's product development expenditures for fiscal 1998, 1997, and 1996 were $5.7 million, $7.0 million and $5.8 million, respectively. The Company expects to continue to devote significant resources to product development in fiscal 1999.

COMPETITION

     The Company has experienced and expects to continue to experience intense competition from current and future competitors. With the introduction of VISION/Web in January 1997 and VISION AppServer and VISION AppBuilder in May 1998, the Company began competing with Internet application development vendors, including NetDynamics, Inc. ("NetDynamics") and Netscape's KIVA Software Corporation ("KIVA"). The Company also continues to compete with vendors of traditional high-end client/server development tools including, among others, Forte Software, Inc. ("Forte"), Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase").

     For its Unify DataServer and ACCELL products, the Company's business generally derives from sales of license upgrades or additional deployment licenses. As a result, the competitive factors are generally the consideration by a customer as to whether to develop a new application rather than whether to use a competitor's products with the existing application built using the Company's products. Vendors of products competitive to the Company's Unify DataServer and ACCELL products include companies such as Oracle, Sybase and Informix Corporation ("Informix"), among others.

     Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. The Company also expects to face additional competition as other established and emerging companies enter the client/server and Internet application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results, financial condition and cash flows. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results, financial condition and cash flows. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

     The Company believes that the most significant competitive factors include ease of application development and deployment; application management functionality; product performance and quality; product architecture; customer support; consulting and training services; and price. The Company believes that it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors; the failure to do so would have a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

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

     The Company is dependent on third-party suppliers for software which is embedded in certain of its products. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner the Company could be required to develop an alternative approach to developing its products, which could require payment of substantial fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results, financial condition and cash flows.

EMPLOYEES

     As of April 30, 1998, the Company had a total of 138 employees, including 43 in product development, 32 in support, consulting, and training, 41 in sales and marketing, and 22 in finance, information systems, operations and general administration. Of these employees, 99 were located in the United States, 27 were located in Europe, and 12 were located in Japan.

     The success of the Company depends in large part upon its ability to attract and retain qualified employees, particularly senior management, engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining key employees. Any failure by the Company to attract and retain qualified senior management, engineering, direct sales and support personnel could materially adversely affect the Company's business, operating results, financial condition and cash flows. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the Company's executive officers:

Name                   Age                     Position with the Company
----                   ---        ----------------------------------------------------------
Reza Mikailli           46        President, Chief Executive Officer, Acting Vice President,
                                     Finance and Administration, and Director
Walter Kopp             40        Vice President, Product Development
Richard Medeiros        55        Vice President, Americas Sales and Services
Frank Verardi           49        Vice President, Product Delivery and Customer Support

     REZA MIKAILLI has been President and Chief Executive Officer and a Director of the Company since November 1994, after serving as Senior Vice President of Products from October 1992 to November 1994. Mr. Mikailli has also been serving as the Company's Acting Vice President of Finance and Administration since April 1998. From 1989 to 1992, Mr. Mikailli was Vice President of Server and Connectivity Products at Informix Corporation, a manufacturer of computer database and application development tool products. Mr. Mikailli received an M.S. degree in computer science from Santa Clara University, and a B.S. degree in computer science and an M.S. degree in mathematics from the University of Tehran, Iran.

     WALTER KOPP joined the Company in 1987 as Engineering Manager. In 1992, Mr. Kopp was named Director of Software Development, in January 1995 he was appointed Director of Product Development and in February 1997 he became Vice President of Product Development. Previously, he was Manager of Software Tools at ROLM Corporation, a manufacturer of telecommunications equipment, and a Systems Engineer and Systems Programmer at Data General, a computer manufacturer. Mr. Kopp holds a B.S. degree from Cornell University and an M.S. degree in computer science from the University of Massachusetts.

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

     FRANK VERARDI joined the Company in August 1988 as Manager of Consulting Services and was named Director of Client Services in 1989. In November 1995, Mr. Verardi was appointed Vice President of Product Delivery and Customer Support. Before joining Unify, Mr. Verardi held various positions with Computer Sciences Corporation where his most recent assignment was Director of Commercial Professional Services. Mr. Verardi received a B.S. degree in Computer Sciences from California State University, Chico.

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

HISTORY OF OPERATING LOSSES; TRANSITION OF BUSINESS

     The Company has incurred net losses in five of the last eight fiscal quarters and in each of the past five fiscal years. Revenues from the Company's DataServer database products and Unify ACCELL application development tools decreased in four of the last five fiscal years. These declines were in part offset by sales of Unify VISION. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of Unify VISION and new products. License revenues from Unify VISION were $7.6 million, $5.3 million and $5.0 million for fiscal 1998, 1997 and 1996, respectively, and represented 49%, 36% and 25% of total license revenues for those years, respectively. No assurance can be given that Unify VISION or new products will achieve market acceptance or that the Company will achieve and maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATING QUARTERLY RESULTS AND SEASONALITY; UNCERTAINTY OF OPERATING RESULTS IN FIRST FISCAL QUARTER

     The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; the results of international expansion; currency fluctuations; and general domestic and international economic and political conditions. Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from several hundred thousand dollars to approximately $1 million, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server and Internet application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. In particular, with the fiscal 1997 release of Unify VISION 3.0 and VISION/Web as well as the May 1998 release of VISION 4.0, the Company has experienced new opportunities to compete for larger, enterprise-level sales transactions. These transactions have even longer sales cycles than the Company has experienced in the past. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected.

     The Company also expects that its operating results will be affected by seasonal trends. The Company believes that, in general, it is likely it will experience relatively higher revenues in fiscal quarters ending April 30 and relatively lower revenues in fiscal quarters ending July 31 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. The Company also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months. In particular, due to the foregoing factors and due to longer sales cycles associated with Unify VISION
3.0 and 4.0, the operating results of the Company for the quarter ending July 31, 1998 are subject to significant uncertainty. The Company has incurred net losses in five of the last eight fiscal quarters and in each of the last five fiscal years. Although the Company recorded small operating profits for the quarters ending January 31, 1998 and April 30, 1998, there can be no assurance regarding the Company's continued profitability. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LENGTHY SALES CYCLE

     The Company's products are typically used to develop applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's larger business process re-engineering initiative or implementation of client/server or Internet computing. As a result, the licensing and implementation of the Company's software products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. The Company's business, operating results, financial condition and cash flows could be materially adversely affected if customers reduce or delay orders. There can be no assurance that the Company will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

DEPENDENCE ON NEW PRODUCT ACCEPTANCE; DEPENDENCE ON GROWTH OF HIGH-END CLIENT/SERVER AND INTERNET TOOLS MARKET

     The Company currently expects Unify VISION and related services to account for an increasingly significant percentage of the Company's future revenues and accordingly the Company is devoting an increasing level of its resources to these products. As a result, factors adversely affecting the pricing of or demand for Unify VISION such as, but not limited to, competition or technological change, would have a material adverse effect on the Company's business, operating results, financial condition and cash flows. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new and enhanced versions of Unify VISION. There can be no assurance that the Company will timely and successfully develop, introduce and sell such new or enhanced versions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview;" "Business - Products" and "- Product Development."

     To date, a limited number of the Company's customers have completed the development and deployment of high-end transaction-based Internet applications using Unify VISION products. If the Company's customers are not able to successfully develop and deploy high-end Internet applications with Unify VISION, the viability of Unify VISION could be questioned and the Company's reputation could be damaged, which could have material adverse effects on the Company's business, operating results, financial condition and cash flows. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers of its Unify DataServer and ACCELL products. If these existing customers fail to migrate to high-end client/server and Internet applications, purchase competitive products, or have difficulty deploying applications built with Unify VISION, the Company's relationships with these customers, revenues from sales of Unify VISION and the Company's other products, and the Company's business, operating results, financial condition and cash flows could be materially adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Despite the growth in sales of Unify VISION, there can be no assurance that the market for high-end client/server and Internet applications and associated development tools will continue to grow. If the high-end client/server and Internet market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, financial condition and cash flows could be materially adversely affected.

ANTICIPATED DECLINE IN REVENUE FROM MATURE PRODUCTS

     A significant portion of the Company's revenues to date have been attributable to its Unify DataServer database products and Unify ACCELL application development tools. Revenues derived from the sales of these products declined four of the last five fiscal years. While the Company expects that this decline may continue, revenues from the sales of these products will continue to represent an important portion of the Company's revenues for at least the next few years. Although the Company is continuing to selectively invest in the development, sales, marketing and support of such products, there can be no assurance that revenues from such products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results, financial condition and cash flows would be materially adversely affected. See "Business Products;" "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTENSE COMPETITION

     The Company has experienced and expects to continue to experience intense competition from current and future competitors. With the introduction of VISION/Web in January 1997 and VISION AppServer and VISION AppBuilder in May 1998, the Company began competing with Internet application development vendors, including NetDynamics and KIVA. The Company also continues to compete with vendors of traditional high-end client/server development tools including, among others, Forte, Oracle and Sybase. Companies offering products competitive with the Company's Unify DataServer and ACCELL products include Oracle, Sybase and Informix, among others.

     Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. The Company expects to face additional competition as other established and emerging companies enter the client/server and Internet application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results, financial condition and cash flows. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results, financial condition and cash flows. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results, financial condition and cash flows. See "Business - Competition."

RAPID TECHNOLOGICAL CHANGE

     The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Unify VISION and new products on a timely basis that keep pace with such technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Unify VISION and new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or products or that such enhancements or products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If the release dates of any future Unify VISION enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, financial condition and cash flows would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Unify VISION, which could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. See "Business - Product Development."

DEPENDENCE ON INDIRECT SALES CHANNELS

     A significant portion of the Company's total revenues are derived from indirect sales channels, including VARs and distributors. Revenues from VARs and distributors accounted for approximately 57%, 48%, and 60% of the Company's software license revenues for fiscal 1998, 1997 and 1996, respectively. The success of the Company therefore depends in part upon the performance of its indirect sales channels, over which the Company has limited influence. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining and expanding its indirect sales channels worldwide. The loss of any of the Company's major channel partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new channel partners could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. See "Business - Sales and Marketing."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES

     Revenues derived from international customers accounted for 54%, 60% and 56% of total revenues in fiscal 1998, 1997 and 1996, respectively. A key component of the Company's longer-term strategy is its planned further expansion into international markets. If the revenues generated by international operations are not adequate to offset the expense of establishing, expanding and maintaining such operations, the Company's business, operating results, financial condition and cash flows will be materially adversely affected. Although the Company has had international operations for a number of years, there can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, financial condition and cash flows. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, financial condition and cash flows could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Sales and Marketing" and Note 12 of Notes to Consolidated Financial Statements.

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

PRODUCT LIABILITY

     The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. In fiscal 1990, the Company was subject to two claims regarding its database product notwithstanding such provisions. In fiscal 1995, one of the claims was settled and the second resulted in a substantial arbitration judgment award against the Company. The sale and support of Unify VISION by the Company may involve the risk of such claims, any of which are likely to be substantial in light of the use of Unify VISION in the development of core business applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, financial condition and cash flows. See Note 11 of Notes to Consolidated Financial Statements.

DEPENDENCE UPON KEY PERSONNEL; NEED TO HIRE ADDITIONAL PERSONNEL

     The Company's success depends largely on the efforts and abilities of certain key personnel. The loss of the services of one or more of the Company's executive officers or the inability to attract and retain additional senior management could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. In particular, the loss of the services of Mr. Reza Mikailli, the Company's Chief Executive Officer, would materially adversely affect the Company. The Company does not have key man insurance on the life of Mr. Mikailli. Loss of other key management personnel could also have a material adverse effect on the Company's business, operating results, financial condition and cash flows. See "Business - Employees."

     The success of the Company depends in large part upon the ability of the Company to attract and retain qualified employees, particularly highly skilled engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining key personnel. Any failure by the Company to attract and retain engineering, direct sales and support personnel would materially adversely affect the Company's business, operating results, financial condition and cash flows. See "Business - Employees."

MANAGEMENT OF GROWTH

     The Company's potential expansion may significantly strain the Company's management, financial, customer support, operational and other resources. If the Company achieves successful market acceptance of Unify VISION and new products, the Company may undergo a period of rapid growth. To accommodate this growth, the Company is continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of its internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's future operations. Any rapid growth could require that the Company secure additional facilities or expand in its current facilities. Any move to new facilities or expansion of its present facilities could be disruptive and could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

THIRD-PARTY LICENSES

     The Company is dependent on third-party suppliers for software which is embedded in certain of its products. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner the Company could be required to develop an alternative approach to developing its products, which could require payment of substantial fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results, financial condition and cash flows. See "Business - Intellectual Property."

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

VOLATILITY OF STOCK PRICE

     The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's or its competitors' operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.


ITEM 2.  PROPERTIES

     The Company maintains its headquarters in San Jose, California in a 2,000 square foot facility under a lease which expires in September 1998. The Company also leases 30,000 square feet of administrative and engineering space in Sacramento, California under a lease which expires in October 2000. In addition, the Company leases domestic sales and support offices in Irving, Texas and Reston, Virginia as well as international sales and support offices in the United Kingdom, France and Japan. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1998.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol UNFY. Unify Corporation's common stock was first traded on Nasdaq on June 14, 1996, concurrent with the underwritten initial public offering ("IPO") of shares of the Company's common stock at an initial price to the public of $12.00 per share. Prior to the IPO there was no established public trading market for the Company's shares. The following table sets forth the high and low closing sales prices for shares of the Company's common stock from June 14, 1996, the date of the IPO, through the end of the first quarter of fiscal 1997 and for each full quarter thereafter in fiscal 1997 and 1998. This information is based on closing sales prices as reported by Nasdaq.

                                               High                   Low
                                              ------                ------
        FISCAL 1997
        First Quarter                         $14.25                $ 8.00
        Second Quarter                         13.75                  8.31
        Third Quarter                           9.38                  4.13
        Fourth Quarter                          4.50                  2.38

        FISCAL 1998
        First Quarter                           3.00                  2.06
        Second Quarter                          4.00                  2.13
        Third Quarter                           3.00                  2.00
        Fourth Quarter                          2.31                  1.75

COMMON STOCKHOLDERS OF RECORD

     At June 30, 1998, there were approximately 185 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

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

                                                                                 Years Ended April 30,
                                                           --------------------------------------------------------------
                                                              1998          1997         1996         1995         1994
                                                           ----------    ---------    ---------    ---------    ---------
                                                                        (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
    Software licenses                                      $   15,580    $  14,856    $  20,444    $  17,995    $  19,048
    Services                                                    9,229        9,380        9,721       10,854       11,501
                                                           ----------    ---------    ---------    ---------    ---------
       Total revenues                                          24,809       24,236       30,165       28,849       30,549
                                                           ----------    ---------    ---------    ---------    ---------

Cost of revenues:
    Software licenses                                             647        1,266        2,059        2,787        3,262
    Services                                                    4,389        4,493        4,332        5,786        6,215
                                                           ----------    ---------    ---------    ---------    ---------
       Total cost of revenues                                   5,036        5,759        6,391        8,573        9,477
                                                           ----------    ---------    ---------    ---------    ---------

Gross margin                                                   19,773       18,477       23,774       20,276       21,072
                                                           ----------    ---------    ---------    ---------    ---------

Operating expenses:
    Product development                                         5,733        6,974        5,805        5,324        5,598
    Selling, general and administrative                        16,389       23,604       18,920       15,431       20,365
                                                           ----------    ---------    ---------    ---------    ---------
       Total operating expenses                                22,122       30,578       24,725       20,755       25,963
                                                           ----------    ---------    ---------    ---------    ---------
       Loss from operations                                    (2,349)     (12,101)        (951)        (479)      (4,891)
Other income (expense), net                                       118          538          176          392       (1,830)
                                                           ----------    ---------    ---------    ---------    ---------
       Loss before income taxes                                (2,231)     (11,563)        (775)         (87)      (6,721)
Provision for income taxes                                       (182)        (192)        (163)        (392)        (342)
                                                           ----------    ---------    ---------    ---------    ---------
       Net loss                                            $   (2,413)   $ (11,755)   $    (938)   $    (479)   $  (7,063)
                                                           ----------    ---------    ---------    ---------    ---------
                                                           ----------    ---------    ---------    ---------    ---------

Net loss per share, basic and diluted                      $   (0.29)    $  (1.68)    $  (0.89)    $  (0.49)    $  (7.41)
                                                           ----------    ---------    ---------    ---------    ---------
                                                           ----------    ---------    ---------    ---------    ---------
Shares used in computing net loss per share,
    basic and diluted                                           8,206        7,008        1,049          973          953
                                                           ----------    ---------    ---------    ---------    ---------
                                                           ----------    ---------    ---------    ---------    ---------

                                                                                       April 30,
                                                           --------------------------------------------------------------
                                                              1998          1997         1996         1995         1994
                                                           ----------    ---------    ---------    ---------    ---------
                                                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments          $   10,739    $  16,646    $   3,028    $   3,776    $   2,495
Working capital (deficit)                                       6,561        7,635       (3,183)      (3,116)      (4,518)
Total assets                                                   19,099       24,438       12,997       12,681       13,081
Long-term debt, net of current portion                              4           58        2,456        1,488          471
Redeemable preferred stock                                          -            -       26,726       24,973       23,219
Total stockholders' equity (deficit)                            8,295        9,962      (29,173)     (26,628)     (24,287)

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

OVERVIEW

     The Company develops, markets and supports Unify VISION, an application server solution that enables corporations to deliver enterprise networked applications by integrating legacy, custom-built, and packaged applications with the Internet. The Company also continues to enhance, market and support Unify DataServer, a family of database management system products, and to market and support Unify ACCELL, a family of fourth generation language application development tools. In addition to software products, the Company offers training, consulting and maintenance services to its customers.

     The Company was founded in 1980 to develop a UNIX-based database and in 1990 began focusing on the development of application development tools compatible with the Company's database as well as databases offered by other companies such as Oracle and Informix. In response to the expected growth in client/server computing, the Company determined in 1992 to concentrate its product development efforts on advanced client/server development tools. This resulted in the introduction of an initial version of Unify VISION in December 1993 which was directed at entry-level workgroup applications. In March 1995, the Company introduced Unify VISION 2.0, an advanced application development environment for the development, deployment and management of high-end, business critical client/server applications. With the introduction of Unify VISION 3.0 in September 1996 and its companion product, VISION/Web, in January 1997, the Company began to compete at the enterprise level with a strong intranet and Internet focus. In May 1998, the Company introduced Unify VISION 4.0's component products, VISION AppServer and VISION AppBuilder, and began targeting large organizations with a need to quickly integrate legacy, custom-built, and packaged applications with the Internet.

     With the introduction of Unify VISION 3.0 and VISION/Web in fiscal 1997 and Unify VISION 4.0 in May 1998, the Company increasingly has been in a position to compete for larger, enterprise-level sales transactions. However, such transactions tend to have much longer sales cycles which, in the short term, have adversely impacted the Company's revenues. Although the Company believes that these developments represent a significant opportunity for the Company, it cannot predict whether or when the Company will be able to capitalize on this opportunity.

     The Company's strategy is to aggressively market and enhance its graphical product, Unify VISION. The Company continues to support its extensive installed base of Unify DataServer and Unify ACCELL character products, which the Company believes represents a significant source of potential customers for Unify VISION. The Company also generates significant revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of its graphical and character products and from services for the periods indicated:

                                                                                           Years Ended April 30,
                                                                           ----------------------------------------------
                                                                               1998              1997             1996
                                                                           -----------       -----------      -----------
                                                                                            (In thousands)
         License revenues:
             Graphical                                                     $     7,627       $     5,332      $     5,009
             Character                                                           7,953             9,524           15,435
                                                                           -----------       -----------      -----------
                Total license revenues                                          15,580            14,856           20,444
         Services revenues                                                       9,229             9,380            9,721
                                                                           -----------       -----------      -----------
                Total revenues                                             $    24,809       $    24,236      $    30,165
                                                                           -----------       -----------      -----------
                                                                           -----------       -----------      -----------

     The Company is currently focusing its product development and sales and marketing resources principally on Unify VISION. The Company expects that its ability to achieve significant revenue growth in the future will be substantially dependent upon the success of Unify VISION. The Company also expects that revenues from Unify DataServer and ACCELL may continue to decline. As a result, factors adversely affecting the pricing of or demand for Unify VISION could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

     The Company licenses its software through its direct sales force in the United States, Europe and Japan and through distributors and VARs worldwide. Revenues from distributors and VARs accounted for approximately 57%, 48%, and 60% of the Company's software license revenues for fiscal 1998, 1997 and 1996, respectively. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining existing and establishing additional relationships with distributors and VARs worldwide.

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

                                                                                       Years Ended April 30,
                                                                           -------------------------------------------
                                                                             1998              1997             1996
                                                                           --------          -------          --------
Revenues:
    Software licenses                                                          62.8%            61.3%             67.8%
    Services                                                                   37.2             38.7              32.2
                                                                           --------          -------          --------
       Total revenues                                                         100.0            100.0             100.0
                                                                           --------          -------          --------

Cost of revenues:
    Software licenses                                                           2.6              5.2               6.8
    Services                                                                   17.7             18.5              14.4
                                                                           --------          -------          --------
       Total cost of revenues                                                  20.3             23.7              21.2
                                                                           --------          -------          --------

Gross margin                                                                   79.7             76.3              78.8
                                                                           --------          -------          --------

Operating expenses:
    Product development                                                        23.1             28.8              19.3
    Selling, general and administrative                                        66.1             97.4              62.7
                                                                           --------          -------          --------
       Total operating expenses                                                89.2            126.2              82.0
                                                                           --------          -------          --------
       Loss from operations                                                    (9.5)           (49.9)             (3.2)
Other income, net                                                               0.5              2.2               0.6
                                                                           --------          -------          --------
       Loss before income taxes                                                (9.0)           (47.7)             (2.6)
Provision for income taxes                                                     (0.7)            (0.8)             (0.5)
                                                                           --------          -------          --------
       Net loss                                                                (9.7)%          (48.5)%            (3.1)%
                                                                           --------          -------          --------
                                                                           --------          -------          --------

COMPARISON OF YEARS ENDED APRIL 30, 1998 AND 1997

     TOTAL REVENUES

     The Company's total revenues include software license revenues from sales of its graphical and character products and service revenues for customer maintenance, consulting and training. Total revenues for fiscal 1998 increased 2% to $24.8 million from $24.2 million for fiscal 1997. Growth in graphical license revenues of $2.3 million more than offset the $1.6 million decline in character license revenues while service revenues remained stable during fiscal 1998 as compared to fiscal 1997. The Company expects that revenues from its character products may continue to decline in future periods and is currently focusing its product development and sales and marketing resources principally on its graphical products. The Company also expects that it will continue to experience extended customer evaluation and decision-making processes for large, complex Unify VISION sales transactions over the next several quarters. The Company expects that in the near term it is possible that a significant portion of Unify VISION sales to new customers may be for pilot programs and therefore modest in size.

     International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from distributors and resellers in all international locations accounted for 54% of total revenues in fiscal 1998 and 60% of total revenues in fiscal 1997.

     SOFTWARE LICENSES. Total software license revenues for fiscal 1998 increased 5% to $15.6 million from $14.9 million for fiscal 1997. Graphical license revenues increased 43% to $7.6 million in fiscal 1998 from $5.3 million in fiscal 1997, primarily due to Unify VISION sales to a single customer totaling $2.1 million in fiscal 1998. Character license revenues decreased 16% to $8.0 million in fiscal 1998 from $9.5 million in fiscal 1997, principally due to the general decline in demand for character products and the Company's focus on its graphical products in fiscal 1998.

     SERVICES. Service revenues for fiscal 1998 decreased 2% to $9.2 million from $9.4 million for fiscal 1997. Fiscal 1998 customer maintenance revenues declined $0.6 million while consulting and training revenues grew $0.5 million. The decrease in service revenues during this period was primarily the result of the continuing impact of the fiscal 1997 decline in initial customer maintenance contracts relating to significantly lower character license revenues in that year. The Company expects customer maintenance revenues to continue to decline until significant growth in graphical license revenues is achieved. The increase in consulting and training revenues was due to the Company's focus on providing complete customer solutions during fiscal 1998.

     COST OF REVENUES

     COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan, royalties paid for licensed technology, costs related to funded development contracts, and amortization of capitalized software development costs. Cost of software licenses for fiscal 1998 decreased to $0.6 million, or 4% of software license revenues, as compared to $1.3 million, or 9% of software license revenues, for fiscal 1997. The decreases in cost of software licenses in absolute dollars and as a percentage of license revenues were due to production efficiencies achieved in the U.S. and Japan. The Company does not expect to achieve significant additional production efficiencies in fiscal 1999. There was no amortization of capitalized software development costs in fiscal 1998 or 1997.

     COST OF SERVICES. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services for fiscal 1998 of $4.4 million, or 48% of service revenues, were comparable to total cost of services for fiscal 1997. Customer support costs decreased $0.3 million or 12% while consulting and training costs increased $0.2 million or 12% in fiscal 1998 as compared to fiscal 1997. As the Company continues to increase its emphasis on providing comprehensive application development solutions in fiscal 1999, it expects that consulting service costs may increase.

     OPERATING EXPENSES

     PRODUCT DEVELOPMENT. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses for fiscal 1998 decreased to $5.7 million, or 23% of total revenues, as compared to $7.0 million, or 29% of total revenues, for fiscal 1997. The decreases in product development expenses in absolute dollars and as a percentage of total revenues were primarily due to a fiscal 1998 decrease in contract staffing from the level of staffing required to complete Unify VISION 3.0 and VISION/Web in a timely manner in fiscal 1997 and to the purchase of third party source code for $0.5 million during fiscal 1997. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore expects to continue to devote significant resources to product development in fiscal 1999.

     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. See Note 1 of Notes to Consolidated Financial Statements. In accordance with this policy, there were no capitalizable software development costs in fiscal 1998 or 1997.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services, facilities expenses and bad debt. SG&A expenses for fiscal 1997 included charges totaling $2.4 million for bad debt, staff realignments and related asset write-offs (see "Comparison of Years Ended April 30, 1997 and 1996 - Operating Expenses"). Excluding these charges, SG&A expenses for fiscal 1998 decreased to $16.4 million, or 66% of total revenues, as compared to $21.2 million, or 87% of total revenues, for fiscal 1997. The fiscal 1998 decreases in SG&A expenses in absolute dollars and as a percentage of total revenues were primarily due to the Company's continuing close management of expenses and realignment of staff during fiscal 1998. The

Company expects that fiscal 1999 SG&A expenses will fluctuate from quarter to quarter primarily due to variability in marketing program spending and sales commission expense.

     OTHER INCOME, NET. Other income, net, consists of the minority interest in the Company's Japanese joint venture, exchange gains and losses, and interest earned by the Company on its cash, cash equivalents and short-term investments, offset by interest expense on long-term debt. Other income was $0.1 million in fiscal 1998 and $0.5 million in fiscal 1997, with the decrease consisting principally of lower interest income relating to the decline in the Company's cash balances during fiscal 1998 and losses on liquidation of the Company's Benelux and German subsidiaries, offset by lower interest expense relating to the retirement of the Company's stockholder line of credit in July 1997. The Company's subsidiaries in Europe and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, financial condition and cash flows could be materially adversely affected.

     PROVISION FOR INCOME TAXES. The Company recorded no federal income tax provision for fiscal 1998 and 1997 due to net losses in those periods. The Company recorded tax provisions in those years which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. At April 30, 1998, the Company had available federal net operating loss carryforwards of approximately $26.0 million.

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

     The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The Company has provided a full valuation allowance against its net deferred tax assets as it has determined that it is more likely than not that the deferred tax assets will not be realized. The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses and uncertainty regarding future operating results, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years.

COMPARISON OF YEARS ENDED APRIL 30, 1997 AND 1996

     TOTAL REVENUES

     Total revenues for fiscal 1997 decreased 20% to $24.2 million from $30.2 million for fiscal 1996. A significant decline in character license revenues was only slightly offset by growth in graphical license revenues while service revenues remained relatively stable during fiscal 1997 as compared to fiscal 1996. International revenues accounted for 60% and 56% of total revenues for fiscal 1997 and 1996, respectively.

     SOFTWARE LICENSES. Total software license revenues for fiscal 1997 decreased 27% to $14.9 million from $20.4 million for fiscal 1996. Graphical license revenues increased 6% to $5.3 million in fiscal 1997 from $5.0 million in fiscal 1996. Fiscal 1997 graphical license revenues included a single $1.1 million order from a customer based in China. The related receivable was subsequently written off as a bad debt. Excluding this order, the decline in fiscal 1997 graphical license revenues primarily reflects the longer sales cycles for Unify VISION which the Company began experiencing in the second half of fiscal 1997. Character license revenues decreased 38% to $9.5 million in fiscal 1997 from $15.4 million in fiscal
1996, principally due to the general decline in demand for character products and the Company's focus on its graphical products in fiscal 1997.

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

     COST OF SERVICES. Cost of services for fiscal 1997 increased slightly to $4.5 million, or 48% of service revenues, as compared to $4.3 million, or 45% of service revenues, for fiscal 1996.

     OPERATING EXPENSES

     PRODUCT DEVELOPMENT. Product development expenses for fiscal 1997 increased to $7.0 million, or 29% of total revenues, as compared to $5.8 million, or 19% of total revenues, for fiscal 1996. The increase in product development expenses in absolute dollars was primarily due to an increase in contract staff required to complete Unify VISION 3.0 and VISION/Web and to the purchase of third party source code for $0.5 million during fiscal 1997. The increase in product development expenses as a percentage of total revenues was the result of lower total revenues and higher product development expenses in fiscal 1997. There were no capitalizable software development costs in fiscal 1997 or 1996.

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

     Excluding the above-mentioned charges for bad debt, staff realignments and related asset write-offs, SG&A expenses for fiscal 1997 increased to $21.2 million, or 87% of total revenues, as compared to $18.9 million, or 63% of total revenues, for fiscal 1996. The fiscal 1997 increase in SG&A expenses in absolute dollars was primarily due to higher spending for marketing programs targeted at increasing the Company's visibility, promotional activities for the introduction of Unify VISION 3.0 and VISION/Web, and additional professional services costs incurred as a result of becoming a publicly traded company. These higher fiscal 1997 SG&A costs were partially offset by lower sales commission expense relating to the fiscal 1997 decline in software license revenues. The increase in SG&A expenses as a percentage of total revenues is attributable to the fiscal 1997 decline in total revenues combined with the increase in SG&A expenses in absolute dollars compared to fiscal 1996.

     OTHER INCOME, NET. Other income, net, was $0.5 million in fiscal 1997 and $0.2 million in fiscal 1996, with the increase consisting principally of interest income on net proceeds from the Company's June 1996 initial public offering of common stock.

     PROVISION FOR INCOME TAXES. The Company recorded no federal income tax provision for fiscal 1997 and 1996 due to net losses in those periods. The Company recorded tax provisions in those years which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1998, the Company had cash, cash equivalents and short-term investments of $10.7 million, compared to $16.6 million at April 30, 1997. Working capital decreased to $6.6 million at April 30, 1998 from $7.6 million at April 30, 1997.

     The Company's operating activities used cash of $3.7 million in fiscal 1998, $8.9 million in fiscal 1997 and $1.1 million in fiscal 1996. Cash used in operating activities in all three periods was primarily for operating losses. In fiscal 1998, the Company's investing activities consisted primarily of net sales of short-term investments and purchases of property and equipment. In fiscal 1997, the Company's investing activities consisted principally of investment of the net proceeds from its IPO in corporate debt securities and purchases of property and equipment. In fiscal 1996, the Company's investing activities consisted principally of purchases of property and equipment. Cash used by financing activities represented primarily retirement of the stockholder line of credit partially offset by sales of common stock in fiscal 1998. Cash provided by financing activities consisted principally of net proceeds from the Company's IPO in fiscal 1997 and advances under its stockholder line of credit in fiscal 1996.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"s). SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires that an enterprise report, by major components and as a single total, the change in its net assets from nonowner sources during the period. SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet identified its SFAS No. 131 reporting segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") Nos. 97-2, SOFTWARE REVENUE RECOGNITION and 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP Nos. 97-2 and 98-4 supercede SOP 91-1 and are effective for transactions entered into for fiscal years beginning after December 15, 1997.

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

YEAR 2000 COMPLIANCE

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruption (the "Year 2000" issue). The Company sought to identify all significant internal applications and business processes that would require modification to ensure Year 2000 compliance during fiscal 1996 and believes that all appropriate modification and testing of those applications and business processes were completed by the end of fiscal 1997. An assessment of the readiness of significant vendors and other external entities with which the Company electronically interacts is ongoing. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not required to provide disclosures regarding market risk in this Annual Report on Form 10-K as its market capitalization is less than $2.5 billion. Such disclosures will be provided in the Company's Annual Report on Form 10-K for the year ending April 30, 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information which are filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 30, 1996, the Audit Committee of the Company's Board of Directors approved a change in the Company's independent accountants for the fiscal year ending April 30, 1997, from KPMG Peat Marwick LLP ("KPMG") to Deloitte & Touche LLP ("Deloitte & Touche"). The report of KPMG for the fiscal year ended April 30, 1996 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal year ended April 30, 1996 and the interim period from May 1, 1996 through August 29, 1996 there were no disagreements between the Company and KPMG on any accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(v) of Item 304 of Regulation S-K occurred during the Company's fiscal year ended April 30, 1996 or the period from May 1, 1996 through August 29, 1996.

     The Company did not consult with Deloitte & Touche during the fiscal year ended April 30, 1996 or the period from May 1, 1996 through August 29, 1996 on any matter which was the subject of any disagreement or any reportable event or on the application of accounting principles to a specified transaction, either completed or proposed.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item which relates to the Company's directors and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 1998 annual meeting of stockholders (the "1998 Annual Meeting of Stockholders") and is incorporated herein by reference. The information required by this item which relates to the Company's executive officers and key employees is included under the caption "Executive Officers" in
Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Executive Compensation and Other Matters Certain Relationships and Related Transactions" in the Company's proxy statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM
     10-K:

     1.  FINANCIAL STATEMENTS                                                                       Page Number
                                                                                                    -----------
         Report of Deloitte & Touche LLP, Independent Auditors                                          32
         Report of KPMG Peat Marwick LLP, Independent Auditors                                          33
         Consolidated Balance Sheets as of April 30, 1998 and 1997                                      34
         Consolidated Statements of Operations for the years ended April 30, 1998,
              1997 and 1996                                                                             35
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              April 30, 1998, 1997 and 1996                                                             36
         Consolidated Statements of Cash Flows for the years ended April 30, 1998,
              1997 and 1996                                                                             37
         Notes to Consolidated Financial Statements                                                     38


     2.  FINANCIAL STATEMENT SCHEDULES

         Schedule II  -  Valuation and Qualifying Accounts                                              50

         All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.


     3.  EXHIBITS - See Item 14(c) below.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 1998.

(c)  EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

3.1     Restated Certificate of Incorporation of the Company (1)
3.2     Bylaws of the Registrant (1)
4.1     Form of Stock Certificate (1)
4.2 Series E Stock Purchase Agreement by and among the Company and the purchasers named therein, dated April 2, 1992 (1)
10.1* Employment Agreement by and between Reza Mikailli and the Registrant dated March 31, 1995 (1)
10.2*   1991 Stock Option Plan, as amended (1)
10.3*   1996 Employee Stock Purchase Plan (1)
10.4    Form of Indemnification Agreement (1)

10.5 Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and Artificial Intelligence Research (1)
16.0    Letter Regarding Change in Certifying Accountant (2)
21.1    Subsidiaries of the Registrant (1)
23.1    Consent of Deloitte & Touche LLP, Independent Auditors
23.2    Consent of KPMG Peat Marwick LLP, Independent Auditors
27.0    Financial Data Schedule
_________________________________

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

                        UNIFY CORPORATION

                        By:    /s/                 REZA MIKAILLI
                               -----------------------------------------------
                                                   Reza Mikailli
                               PRESIDENT, CHIEF EXECUTIVE OFFICER, ACTING VICE
                             PRESIDENT, FINANCE AND ADMINISTRATION, AND DIRECTOR
                           (PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER)

Dated:  July 17, 1998



                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reza Mikailli his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purpose as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                            TITLE                                     DATE
                  ---------                                            -----                                     ----
   /s/          REZA MIKAILLI                          President, Chief Executive Officer, Acting           July 17, 1998
-----------------------------------------------        Vice President, Finance and Administration,
                Reza Mikailli                          and Director (Principal Executive and
                                                       Principal Financial Officer)


   /s/       ARTHUR C. PATTERSON                       Director                                             July 17, 1998
-----------------------------------------------
             Arthur C. Patterson


   /s/           ROEL PIEPER                           Director                                             July 17, 1998
-----------------------------------------------
                 Roel Pieper


   /s/       STEVEN D. WHITEMAN                        Director                                             July 17, 1998
-----------------------------------------------
             Steven D. Whiteman

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Unify Corporation:

We have audited the accompanying consolidated balance sheets of Unify Corporation and subsidiaries (the "Company") as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended April 30, 1998 and 1997 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
May 18, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Unify Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Unify Corporation and subsidiaries for the year ended April 30, 1996. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended April 30, 1996 as listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Unify Corporation and subsidiaries for the year ended April 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP

Mountain View, California
May 17, 1996

                                UNIFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                               April 30,        April 30,
                                                                                                 1998             1997
                                                                                             -----------      -----------
                         ASSETS

Current assets:
    Cash and cash equivalents                                                                $     5,279      $     9,513
    Short-term investments                                                                         5,460            7,133
    Accounts receivable, net of allowances of $563 in 1998 and $485
        in 1997                                                                                    5,568            4,557
    Prepaid expenses and other current assets                                                        779              526
                                                                                             -----------      -----------
            Total current assets                                                                  17,086           21,729

Property and equipment, net                                                                        1,925            2,415
Other assets                                                                                          88              294
                                                                                             -----------      -----------
            Total assets                                                                     $    19,099      $    24,438
                                                                                             -----------      -----------
                                                                                             -----------      -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                        $        18      $     2,378
    Accounts payable                                                                               1,041            1,586
    Amounts due to minority interest stockholders                                                    756              830
    Accrued compensation and related expenses                                                      1,889            1,972
    Other accrued liabilities                                                                      3,076            3,797
    Deferred revenue                                                                               3,745            3,531
                                                                                             -----------      -----------
            Total current liabilities                                                             10,525           14,094

Long-term debt, net of current portion                                                                 4               58
Commitments and contingencies (Note 11)
Minority interest                                                                                    275              324

Stockholders' equity:
    Preferred stock, $0.001 par value;  5,000,000 shares authorized;
        no shares issued or outstanding in 1998 and 1997                                               -                -
    Common stock, $0.001 par value;  40,000,000 shares authorized;
         8,345,257 and 8,064,434 shares outstanding in 1998 and 1997,
         respectively                                                                                  8                8
    Additional paid-in capital                                                                    53,474           52,965
    Notes receivable from stockholders                                                              (216)            (207)
    Cumulative translation adjustments                                                              (521)            (767)
    Accumulated deficit                                                                          (44,450)         (42,037)
                                                                                             -----------      -----------
            Total stockholders' equity                                                             8,295            9,962
                                                                                             -----------      -----------
            Total liabilities and stockholders' equity                                       $    19,099      $    24,438
                                                                                             -----------      -----------
                                                                                             -----------      -----------


         See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                           Years Ended April 30,
                                                                           ----------------------------------------------
                                                                               1998              1997             1996
                                                                           -----------       -----------      -----------
Revenues:
    Software licenses                                                      $    15,580       $    14,856      $    20,444
    Services                                                                     9,229             9,380            9,721
                                                                           -----------       -----------      -----------
        Total revenues                                                          24,809            24,236           30,165
                                                                           -----------       -----------      -----------

Cost of revenues:
    Software licenses                                                              647             1,266            2,059
    Services                                                                     4,389             4,493            4,332
                                                                           -----------       -----------      -----------
        Total cost of revenues                                                   5,036             5,759            6,391
                                                                           -----------       -----------      -----------

Gross margin                                                                    19,773            18,477           23,774
                                                                           -----------       -----------      -----------

Operating expenses:
    Product development                                                          5,733             6,974            5,805
    Selling, general and administrative                                         16,389            23,604           18,920
                                                                           -----------       -----------      -----------
        Total operating expenses                                                22,122            30,578           24,725
                                                                           -----------       -----------      -----------

        Loss from operations                                                    (2,349)          (12,101)            (951)
Other income, net                                                                  118               538              176
                                                                           -----------       -----------      -----------
        Loss before income taxes                                                (2,231)          (11,563)            (775)
Provision for income taxes                                                        (182)             (192)            (163)
                                                                           -----------       -----------      -----------
        Net loss                                                           $    (2,413)      $   (11,755)     $      (938)
                                                                           -----------       -----------      -----------
                                                                           -----------       -----------      -----------

Net loss per share, basic and diluted                                      $     (0.29)       $    (1.68)      $    (0.89)
                                                                           -----------       -----------      -----------
                                                                           -----------       -----------      -----------
Shares used in computing net loss per share,
    basic and diluted                                                            8,206             7,008            1,049
                                                                           -----------       -----------      -----------
                                                                           -----------       -----------      -----------



          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)


                                                                           Notes                                    Total
                                                         Additional      Receivable  Cumulative      Accum-     Stockholders'
                                        Common Stock      Paid-In          from      Translation     ulated        Equity
                                    Shares      Amount    Capital      Stockholders  Adjustments     Deficit      (Deficit)
                                   ---------   ------    ---------     ------------  -----------   ----------   -------------
Balances at May 1, 1995            1,340,344     $  1     $  2,159       $  (515)     $  (682)     $ (27,591)     $ (26,628)

  Exercise of stock options          776,897        1          341          (182)           -              -            160
  Exercise of warrants                13,571        -           48             -            -              -             48
  Repurchase of common stock        (246,737)       -         (432)          432            -              -              -
  Redeemable preferred stock
    dividend accrual                       -        -            -             -            -         (1,753)        (1,753)
  Imputed interest on stock-
    holder line of credit                  -        -           72             -            -              -             72
  Translation adjustments                  -        -            -             -         (134)             -           (134)
  Net loss                                 -        -            -             -            -           (938)          (938)
                                   ---------     ----     --------       -------      -------      ---------      ---------
Balances at April 30, 1996         1,884,075        2        2,188          (265)        (816)       (30,282)       (29,173)

  Public offering of common
    stock, net of offering
    expenses of $3,046             2,187,000        2       23,196             -            -              -         23,198
  Conversion of redeemable
    preferred stock and accrued
    dividends to common stock      3,566,297        4       26,722             -            -              -         26,726
  Exercise of warrants               183,790        -           35             -            -              -             35
  Exercise of stock options          225,143        -          144             -            -              -            144
  Issuance of common stock
    under employee stock
    purchase plan                    107,550        -          526             -            -              -            526
  Repurchase of common stock         (89,421)       -          (40)            -            -              -            (40)
  Imputed interest on stock-
    holder line of credit                  -        -          194             -            -              -            194
  Collection of notes receivable
    from stockholders, net of
    interest accrual                       -        -            -            58            -              -             58
  Translation adjustments                  -        -            -             -           49              -             49
  Net loss                                 -        -            -             -            -        (11,755)       (11,755)
                                   ---------     ----     --------       -------      -------      ---------      ---------
Balances at April 30, 1997         8,064,434        8       52,965          (207)        (767)       (42,037)         9,962

  Exercise of stock options           70,945        -           43             -            -              -             43
  Issuance of common stock
    under employee stock
    purchase plan                    222,522        -          469             -            -              -            469
  Repurchase of common stock         (12,644)       -           (3)            -            -              -             (3)
  Accrual of interest on notes
    receivable from stockholders           -        -            -            (9)           -              -             (9)
  Liquidation of subsidiaries              -        -            -             -          332              -            332
  Translation adjustments                  -        -            -             -          (86)             -            (86)
  Net loss                                 -        -            -             -            -         (2,413)        (2,413)
                                   ---------     ----     --------       -------      -------      ---------      ---------
Balances at April 30, 1998         8,345,257     $  8     $ 53,474       $  (216)     $  (521)     $ (44,450)     $   8,295
                                   ---------     ----     --------       -------      -------      ---------      ---------
                                   ---------     ----     --------       -------      -------      ---------      ---------


            See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Years Ended April 30,
                                                                             ---------------------------------------------
                                                                                 1998              1997          1996
                                                                             ----------        ----------        ---------
Cash flows from operating activities:
    Net loss                                                                 $  (2,413)        $ (11,755)        $   (938)
    Adjustments to reconcile net loss to cash used in
    operating activities:
        Depreciation                                                             1,155             1,235              979
        Loss on disposal of property and equipment                                   -               774                -
        Amortization of capitalized software                                         -                 -              582
        Provision for losses on accounts receivable                                237             1,551              (42)
        Minority interest                                                          (49)             (171)            (366)
        Imputed interest on stockholder line of credit                               -               194               72
        Liquidation of subsidiaries                                                332                 -                -
        Changes in operating assets and liabilities:
            Accounts receivable                                                 (1,300)           (1,133)          (1,008)
            Prepaid expenses and other current assets                             (262)              315             (184)
            Accounts payable                                                      (559)             (245)           1,068
            Amounts due to minority interest stockholders                          (24)             (391)            (336)
            Accrued compensation and related expenses                              (78)              363              292
            Litigation settlements                                                   -              (148)            (226)
            Other accrued liabilities                                             (919)            1,474             (472)
            Deferred revenue                                                       225              (989)            (491)
                                                                             ---------         ---------         ---------
Net cash used in operating activities                                           (3,655)           (8,926)          (1,070)
                                                                             ---------         ---------         --------

Cash flows from investing activities:
    Purchases of available-for-sale securities                                  (6,981)          (12,695)               -
    Sales of available-for-sale securities                                       8,655             5,562                -
    Purchases of property and equipment                                           (666)           (1,058)            (784)
    Other assets                                                                   234               (33)               8
                                                                             ---------         ---------         --------
Net cash provided by (used in) investing activities                              1,242            (8,224)            (776)
                                                                             ---------         ---------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                    509            23,863              208
    Borrowings under stockholder line of credit                                      -                 -            1,000
    Principal payments under debt obligations                                   (2,414)             (294)            (428)
    Collection of notes receivable from stockholders, net of  interest accrual      (9)               58                -
    Additional investment in subsidiary by minority interest stockholders            -                 -              591
                                                                             ---------         ---------         --------
Net cash provided by (used in) financing activities                             (1,914)           23,627            1,371
                                                                             ----------        ---------         --------

Effect of exchange rate changes on cash                                             93                 8             (273)
                                                                             ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                            (4,234)            6,485             (748)
Cash and cash equivalents, beginning of year                                     9,513             3,028            3,776
                                                                             ---------         ---------         --------
Cash and cash equivalents, end of year                                       $   5,279         $   9,513         $  3,028
                                                                             ---------         ---------         --------
                                                                             ---------         ---------         --------


Supplemental schedule of noncash investing and financing activities:
    Conversion of redeemable preferred stock and accrued dividends
        to common stock                                                      $       -         $  26,726         $      -
                                                                             ---------         ---------         --------
                                                                             ---------         ---------         --------
    Common stock canceled in return for notes receivable from stockholders   $       -         $       -         $   (250)
                                                                             ---------         ---------         --------
                                                                             ---------         ---------         --------
    Unify VISION software, maintenance and training exchanged for
        financial applications software, support and training                $       -         $       -         $  1,050
                                                                             ---------         ---------         --------
                                                                             ---------         ---------         --------

Cash paid during the year for:
    Interest                                                                 $     330         $      77         $    167
                                                                             ---------         ---------         --------
                                                                             ---------         ---------         --------
    Income taxes                                                             $     162         $     186         $    232
                                                                             ---------         ---------         --------
                                                                             ---------         ---------         --------

        See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     Unify Corporation (the "Company") develops, markets and supports Unify VISION, an application server solution that enables corporations to deliver enterprise networked applications by integrating legacy, custom-built, and packaged applications with the Internet. The Company also enhances, markets and supports Unify DataServer, a family of database management system products, and markets and supports Unify ACCELL, a family of fourth generation language application development tools.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Unify Japan KK, which is 51% owned by the Company. All significant intercompany balances and transactions have been eliminated. Net income or loss applicable to minority interest stockholders is included in other income, net (see Note 7).

     The functional currencies of the Company's foreign subsidiaries are their local currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income and accumulated in a separate component of stockholders' equity.

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

     SHORT-TERM INVESTMENTS

     The Company's short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The investments are carried at fair value, which approximated cost at April 30, 1998 and 1997. Material unrealized gains or losses are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of long-term debt is based upon current interest rates for debt instruments with comparable maturities and characteristics and materially approximate their carrying values. It is not practicable to determine the fair value of amounts due to minority interest stockholders because of the nature of the related party relationships.

     CONCENTRATIONS OF CREDIT RISK AND CREDIT EVALUATIONS

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of temporary cash investments, including corporate debt securities. The Company places its temporary cash investments primarily with three financial institutions.

     The Company licenses its products principally to companies in North America, Europe and Japan and no customer accounted for more than 10% of consolidated revenues in the years ended April 30, 1998, 1997 and 1996. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses.

     REVENUE RECOGNITION

     Software license revenue is recognized when a noncancelable license agreement has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the resulting receivable is probable. Service revenue includes maintenance revenue, which is recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Fees for maintenance are billed in advance and included in deferred revenue until recognized. The Company's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 91-1, SOFTWARE REVENUE RECOGNITION. See also RECENTLY ISSUED ACCOUNTING STANDARDS below.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years.

     CAPITALIZED SOFTWARE

     Software development costs are accounted for in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility, which for the Company is usually upon completion of a working model. Amortization of capitalized software development costs is computed on a product-by-product basis as the greater of the ratio of current product revenues to the total of current and anticipated product revenues or the straight-line method over the software's estimated economic life, generally one to three years.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     INCOME TAXES

     Deferred taxes are recorded for the difference between the financial statement and tax basis of the Company's assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries as they are considered to be permanently invested.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued
SFAS No. 128, EARNINGS PER
SHARE. In accordance with the provisions of this statement, the Company adopted SFAS No. 128 in the third quarter of fiscal 1998 and restated earnings per share data for prior periods to conform with the provisions of SFAS No. 128.

     SFAS No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for all years presented as their effect would be antidilutive.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued two new SFASs. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires that an enterprise report, by major components and as a single total, the change in its net assets from nonowner sources during the period. SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet identified its SFAS No. 131 reporting segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") Nos. 97-2, SOFTWARE REVENUE RECOGNITION and 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP Nos. 97-2 and 98-4 supercede SOP 91-1 and are effective for transactions entered into for fiscal years beginning after December 15, 1997.

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

     RECLASSIFICATIONS

     Certain items in the fiscal 1997 and 1996 consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation. These reclassifications had no effect on net loss or stockholders' equity.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.   SHORT-TERM INVESTMENTS

     Short-term investments at April 30, 1998 consisted of $1,900,000 and $1,560,000 in U.S. government and corporate debt securities, respectively, maturing within one year and $2,000,000 in municipal bonds maturing after 10 years. Short-term investments at April 30, 1997 consisted entirely of corporate debt securities maturing within one year. There were no material realized or unrealized gains or losses on short-term investments during fiscal 1998 or 1997.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at April 30 consisted of the following (in thousands):

                                                                 1998             1997
                                                             -----------      -----------
         Equipment                                           $     5,108      $     7,024
         Furniture and leasehold improvements                      1,435            1,463
                                                             -----------      -----------
                                                                   6,543            8,487
         Less accumulated depreciation and amortization           (4,618)          (6,072)
                                                             -----------      -----------
         Property and equipment, net                         $     1,925      $     2,415
                                                             -----------      -----------
                                                             -----------      -----------

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

4.   LONG-TERM DEBT

     Long-term debt at April 30 consisted of the following (in thousands):

                                                                                                  1998             1997
                                                                                             -----------      -----------
         Unsecured line of credit with redeemable preferred stockholders,
              interest at 3.75%, due July 1997                                               $         -      $     2,217
         Other long-term debt                                                                         22              219
                                                                                             -----------      -----------
                                                                                                      22            2,436
         Less current portion                                                                        (18)          (2,378)
                                                                                             -----------      -----------
         Long-term debt, net of current portion                                              $         4      $        58
                                                                                             -----------      -----------
                                                                                             -----------      -----------

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

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

     STOCK OPTION PLAN

     Under the 1991 Stock Option Plan (the "Option Plan"), the Company may grant options to purchase up to 2,700,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

     A summary of stock option activity under the Option Plan is as follows:

                                                                                              Weighted
                                                                               Number         Average
                                                                                of            Exercise
                                                                               Shares          Price
                                                                             ----------      ----------
         Outstanding at May 1, 1995                                             825,790      $     0.69
              Granted  (weighted average fair value of $0.42)                 1,083,075            1.70
              Exercised                                                        (776,897)           0.44
              Canceled/expired                                                 (253,511)           1.03
                                                                             ----------
         Outstanding at April 30, 1996                                          878,457            2.00
              Granted  (weighted average fair value of $1.80)                   543,665            4.06
              Exercised                                                        (225,143)           0.64
              Canceled/expired                                                 (286,123)           4.76
                                                                             ----------
         Outstanding at April 30, 1997                                          910,856            2.70
              Granted  (weighted average fair value of $1.25)                   356,750            2.54
              Exercised                                                         (70,945)           0.60
              Canceled/expired                                                 (259,641)           2.87
                                                                             ----------
         Outstanding at April 30, 1998                                          937,020            2.75
                                                                             ----------
                                                                             ----------

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     At April 30, 1998 and 1997, 14,293 and 76,515 shares of common stock were subject to repurchase by the Company at weighted average exercise prices of $0.92 and $0.58 per share, respectively. During fiscal 1997, options to purchase 124,653 shares of common stock were repriced from a weighted average exercise price of $7.15 to a weighted average exercise price of $3.17, which was equal to fair market value at the dates of repricing.

     Additional information regarding options outstanding at April 30, 1998 is as follows:

                                                Options Outstanding                  Options Exercisable
                                   -------------------------------------------    --------------------------
                                                      Average         Weighted                      Weighted
            Range of                                 Remaining        Average                       Average
            Exercise                 Number         Contractual       Exercise      Number          Exercise
             Prices                Outstanding      Life (Years)       Price      Outstanding        Price
          ------------             -----------      ------------      --------    -----------       --------
          $0.35 - 1.40               190,744            7.29          $  1.08       120,906         $  1.00
           1.75 - 2.38               199,812            5.42             2.33        82,512            2.37
           2.44 - 3.00               213,895            9.97             2.82        37,529            2.79
           3.38 - 3.56               154,000            8.81             3.55        42,811            3.56
                  4.20               178,569            7.77             4.20       104,460            4.20
                                   ---------                                      ---------
           0.35 - 4.20               937,020            7.84             2.75       388,218            2.61
                                   ---------                                      ---------
                                   ---------                                      ---------

     Options to purchase 224,600 and 253,205 shares at weighted average prices of $1.84 and $0.63 were exercisable at April 30, 1997 and 1996. At April 30, 1998, 706,081 shares were reserved for future grants under the Option Plan.

     STOCK PURCHASE PLAN

     Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees may purchase the Company's common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months' duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Common stock issued under the Purchase Plan during fiscal 1998 and 1997 totaled 222,522 and 107,550 shares at weighted average prices of $2.10 and $4.89, respectively. The weighted average fair values of the fiscal 1998 and 1997 awards were $0.91 and $2.98 per share, respectively. No shares were issued under the Purchase Plan during fiscal 1996. At April 30, 1998, 519,928 shares were reserved for future issuances under the Purchase Plan.

     ADDITIONAL STOCK PLAN INFORMATION

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models also

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method for the periods prior to the Company's IPO and the Black-Scholes option pricing model for subsequent periods, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 67% in fiscal 1998 and 60% in fiscal 1997; risk-free interest rates, 5.8% in fiscal 1998, 6.1% in fiscal 1997 and 5.9% in fiscal 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $3,029,000 or $0.37 per share in fiscal 1998, $12,399,000 or $1.77 per share in fiscal 1997 and $979,000 or $0.93 per share in fiscal 1996. In accordance with SFAS No. 123, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation. Consequently, the fiscal 1998, 1997 and 1996 pro forma adjustments are not indicative of pro forma adjustments for future periods, when the calculation will apply to all applicable stock options.

     NOTES RECEIVABLE FROM STOCKHOLDERS

     At April 30, 1995, the Company held notes from four of its officers which were non-recourse, non-interest bearing and due upon the earlier of the sale of the related shares or the year 2000. In fiscal 1996, 246,737 shares owned by one of these officers, who had left the Company, were reacquired by the Company in exchange for cancellation of the related $432,000 note. In fiscal 1997, two former officers sold a total of 31,712 shares of common stock in connection with the IPO and the Company received $70,000 in full payment of the related notes.

     In fiscal 1996, one of the Company's current officers exercised stock options to purchase 346,931 shares of common stock at prices ranging from $0.35 to $1.40 per share and exchanged his $13,000 non-recourse, non-interest bearing note for 37,800 common shares originally purchased in fiscal 1994 for a full recourse note totaling $195,000 which bears interest at 5% annually and is secured by the shares of common stock. The note and accrued interest are due upon the earlier of the sale of the related shares by the officer or the year 1999. Notes receivable from stockholders at April 30, 1998 consists of the principal amount of this note and accrued interest thereon.

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

6.   PROVISION FOR INCOME TAXES

     The Company recorded no federal income tax provision for the years ended April 30, 1998, 1997 and 1996 due to net losses in those periods. The Company recorded tax provisions in those years which were primarily related to foreign income tax withholding on software license royalties paid to the Company by certain licensees. Operating loss before income taxes and income tax expense, which consisted of current tax expense, for the years ended April 30 were as follows (in thousands):

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                                             1998              1997             1996
                                                                        -----------       -----------      ------------
         Domestic                                                       $    (1,537)      $   (10,989)     $     1,243
         Foreign                                                               (694)             (574)          (2,018)
                                                                        -----------       -----------      ------------
              Total operating loss before income taxes                  $    (2,231)      $   (11,563)     $      (775)
                                                                        -----------       -----------      ------------
                                                                        -----------       -----------      ------------

         Foreign withholding taxes                                      $       108       $       189      $       151
         State income taxes                                                      74                 3               12
                                                                        -----------       -----------      -----------
              Total income tax expense                                  $       182       $       192      $       163
                                                                        -----------       -----------      -----------
                                                                        -----------       -----------      -----------

     Income tax expense for the years ended April 30, 1998, 1997 and 1996 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

                                                                             1998              1997             1996
                                                                        -----------       -----------      -----------
         Computed tax benefit                                           $      (781)      $    (4,047)     $      (264)
         Increases (reductions) in tax expense resulting from:
              Foreign losses subject to foreign income tax
                  expense not subject to U.S. tax                                 -                 -              382
              Foreign withholding taxes                                         108               189              151
              Benefit from utilization of federal net operating
                  loss deduction                                                  -                 -             (136)
              Increase in valuation allowance for deferred tax
                  assets - nonutilization of U.S. tax loss                      921             3,874                -
              Other                                                             (66)              176               30
                                                                        -----------       -----------      -----------
         Actual income tax expense                                      $       182       $       192      $       163
                                                                        -----------       -----------      -----------
                                                                        -----------       -----------      -----------

     The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                                                                1998             1997
                                                                           -----------      -----------
         Deferred tax assets:
              Net operating loss carryforwards                             $    11,884      $    10,481
              Reserves and other accruals                                          617            1,620
              Deferred maintenance revenue                                         902              791
              Foreign tax credits                                                  941              833
              Other                                                                561              343
                                                                           -----------      -----------
              Total deferred tax assets                                         14,905           14,068
         Deferred tax liabilities, principally depreciation                        (83)            (167)
         Valuation allowance                                                   (14,822)         (13,901)
                                                                           -----------      -----------
         Net deferred tax assets                                           $         -      $         -
                                                                           -----------      -----------
                                                                           -----------      -----------

     Due primarily to an increase in the deferred tax asset recorded for net operating loss carryforwards, the valuation allowance increased by $921,000 in the year ended April 30, 1998. Due primarily to increases in the deferred tax assets recorded for net operating loss carryforwards and for reserves and other accruals, the valuation allowance increased by $3,874,000 in the year ended April 30, 1997.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     At April 30, 1998, the Company had approximately $26,048,000 in federal net operating loss carryforwards, approximately $6,738,000 in state net operating loss carryforwards, approximately $7,081,000 in foreign net operating loss carryforwards and approximately $941,000 in foreign tax credit carryforwards which expire in various years through fiscal 2013.

NOTE 7.    OTHER INCOME, NET

     Other income, net for the years ended April 30 consisted of the following (in thousands):

                                                          1998              1997             1996
                                                       -----------       -----------      -----------
         Interest income                               $       509       $       923      $        81
         Interest expense                                     (113)             (407)            (234)
         Foreign currency loss                                 (46)             (149)             (37)
         Minority interest                                      49               171              366
         Loss on liquidation of subsidiaries                  (332)                -                -
         Other                                                  51                 -                -
                                                       -----------       -----------      -----------
         Other income, net                             $       118       $       538      $       176
                                                       -----------       -----------      -----------
                                                       -----------       -----------      -----------

NOTE 8.    EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30:

                                                                         1998              1997             1996
                                                                    -----------       -----------      -----------
         NET LOSS (NUMERATOR):
         Net loss, basic and diluted                                $    (2,413)      $   (11,755)     $      (938)
                                                                    -----------       -----------      -----------
                                                                    -----------       -----------      -----------

         SHARES (DENOMINATOR):
         Weighted average shares of common stock outstanding              8,251             7,212            1,297
         Weighted average common shares subject to repurchase               (45)             (204)            (248)
                                                                    -----------       -----------      -----------
              Average shares outstanding, basic and diluted               8,206             7,008            1,049
                                                                    -----------       -----------      -----------
                                                                    -----------       -----------      -----------

         PER  SHARE AMOUNT:
         Net loss per share, basic and diluted                      $    (0.29)       $    (1.68)      $    (0.89)
                                                                    -----------       -----------      -----------
                                                                    -----------       -----------      -----------

         ANTIDILUTIVE SHARES:                                             1,075             1,469            4,811
                                                                    -----------       -----------      -----------
                                                                    -----------       -----------      -----------

NOTE 9.    RELATED PARTY TRANSACTIONS

     The Company, Sumitomo Metals Industries, Ltd. ("SMI") and Artificial Intelligence Research, Ltd. ("AIR") are related parties as they own 51%, 34% and 15% interests, respectively, in Unify Japan KK ("Unify Japan").

     TRANSACTIONS WITH AIR

     Unify Japan has been exclusive distributor and master licensee for the Company's products in Japan since July 1994. From that time until January 1998, AIR purchased software licenses from Unify Japan as a

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


nonexclusive subdistributor. In January 1998, Unify Japan purchased AIR's subdistributor rights in exchange for the cancellation of 30 million yen (approximately $230,000) of receivables due from AIR. This amount was recorded as a prepaid asset as the value of the distributor rights acquired and is being amortized as certain OEM revenues occur. Accumulated amortization was 5.5 million yen (approximately $42,000) at April 30, 1998.

     Total revenues include revenues from AIR of $492,000, $1,170,000 and $1,870,000 in the years ended April 30, 1998, 1997 and 1996, respectively. Cost of software licenses includes charges from AIR to duplicate and ship the Japanese versions of all Unify products sold in Japan totaling $106,000 and $384,000 in fiscal 1997 and 1996, respectively. Cost of services includes contract labor from AIR to provide customer support totaling $333,000 in fiscal 1996. Product development expense includes contract labor from AIR to provide software porting and translation services totaling $1,160,000 in fiscal 1996. Amounts due from minority interest stockholders of $405,000 at April 30, 1997 (none at April 30, 1998) represent amounts payable by AIR to Unify Japan for the purchase of software licenses and related services and are included in accounts receivable, net.

     TRANSACTIONS WITH SMI

     Total fiscal 1998 revenues include revenues from SMI of $722,000. In fiscal 1995, SMI advanced Unify Japan 45 million yen, or $543,000, for the translation of Unify VISION software and related documentation from English to Japanese. Under the terms of the joint development agreement, SMI receives a 40% discount from list price on purchases of the translated software for its internal use. The agreement also granted SMI a 10% royalty on sales of the Japanese version of Unify VISION from its release for shipment to regular customers, which occurred in August 1995, through December 1996. Software license revenues for fiscal 1996 include approximately $450,000 in funded development revenue relating to this translation project, recognized ratably as the related product development expenses of approximately $880,000 were incurred. Royalties due SMI under the joint development agreement were not significant. In fiscal 1995, SMI also made a refundable prepayment of 72 million yen to Unify Japan for the purchase of software licenses for the Japanese version of Unify VISION; revenue for this prepayment was deferred until shipment of product. Unify Japan shipped SMI 48 million yen (approximately $424,000) and 24 million yen (approximately $236,000) of Japanese product against this prepayment during fiscal 1997 and 1996, respectively.

     Unify Japan leases office space from SMI; rent expense for this office space totaled approximately $112,000, $143,000 and $150,000 in fiscal 1998, 1997 and 1996, respectively. Unify Japan also paid SMI approximately $169,000 and $143,000 for the services of SMI employees in fiscal 1998 and 1997, respectively.

     In September 1995, Unify Japan entered into a 100 million yen, loan agreement with a bank affiliated with SMI. The loan bears interest at the Japanese prime rate (approximately 1% at April 30, 1998), is secured by the assets of Unify Japan and is due in September 1998. At April 30, 1998, 100 million yen, or $756,000, was outstanding under this loan agreement. Amounts due to minority interest stockholders at April 30, 1998 and 1997 consisted primarily of the balances due under this loan agreement.

10.   EMPLOYEE RETIREMENT PLAN

     The Company maintains a 401(k) profit sharing plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company voluntarily matches 35% of participating employees' contributions up to 6% of each employee's annual compensation. In fiscal 1998 and 1997, the Company contributed $99,000 and $84,000 to the 401(k) Plan. The Company did not contribute to the 401(k) Plan in fiscal 1996.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases office space and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 1998 were as follows (in thousands):

         Years Ending April 30,
         1999                          $1,277
         2000                             956
         2001                             559
         2002                              61
         2003                              22
                                       ------
                                       $2,875
                                       ------
                                       ------

     Rent expense under operating leases was $1,561,000, $1,648,000 and $1,622,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

     LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.

12.  SEGMENT INFORMATION

     The Company operates in one industry segment: developing, marketing and supporting application server solutions that enable corporations to deliver enterprise networked applications by integrating legacy, custom-built, and packaged applications with the Internet. The distribution of revenues, operating loss and assets by geographic area for the years ended April 30 was as follows (in thousands):

                                                            1998              1997             1996
                                                       -----------       -----------      -----------
         Revenues:
              United States                            $    14,865       $    13,283      $    15,858
              Japan                                          3,057             3,181            4,913
              Europe                                         6,887             7,772            9,394
                                                       -----------       -----------      -----------
                  Total revenues                       $    24,809       $    24,236      $    30,165
                                                       -----------       -----------      -----------
                                                       -----------       -----------      -----------
         Operating loss:
              United States                            $    (1,040)      $    (9,322)     $       965
              Japan                                           (161)             (294)            (543)
              Europe                                        (1,148)           (2,485)          (1,373)
                                                       -----------       -----------      ------------
                  Total operating loss                 $    (2,349)      $   (12,101)     $      (951)
                                                       -----------       -----------      -----------
                                                       -----------       -----------      -----------

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Identifiable assets:
              United States                            $     5,056       $     3,032      $     7,686
              Japan                                          1,089             1,295            1,692
              Europe                                         4,194             3,526            3,660
                                                       -----------       -----------      -----------
                  Subtotal identifiable assets              10,339             7,853           13,038
              Corporate assets                              10,231            17,292            4,784
              Eliminations                                  (1,471)             (707)          (4,825)
                                                       -----------       -----------      -----------
                  Total assets                         $    19,099       $    24,438      $    12,997
                                                       -----------       -----------      -----------
                                                       -----------       -----------      -----------

     United States revenues include export sales of approximately $3,500,000, $3,600,000 and $2,700,000 in the years ended April 30, 1998, 1997 and 1996, respectively. Export sales have been made primarily to customers in Australia, the Pacific Rim and Latin America. Intercompany sales are at prices intended to provide a profit after marketing, support and general and administrative costs. United States operating income (loss) is net of corporate product development and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment.

                                                                    SCHEDULE II

                                UNIFY CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


                                                                                           Additions
                                                             Additions     Deductions:    (Deductions):     Balance
                                             Balance at      Charged to     Write-offs      Transfers          at
                                             Beginning       Operating         of            Between         End of
                                             of Period       Expenses        Accounts       Accounts         Period
                                             ----------      ----------    ----------      -----------     ---------
Allowance for doubtful accounts
receivable
     Year ended April 30, 1996               $   1,043       $     (42)     $    (232)      $   (286)      $     483
     Year ended April 30, 1997                     483           1,551         (1,698)           149             485
     Year ended April 30, 1998                     485             237           (159)             -             563

Allowance for amounts due from
minority interest stockholders
     Year ended April 30, 1996                     492               -              -           (110)            382
     Year ended April 30, 1997                     382               -              -            (56)            326
     Year ended April 30, 1998                     326               -              -              -             326

Allowance for long-term accounts
receivable
     Year ended April 30, 1996                       -               -              -            396             396
     Year ended April 30, 1997                     396               -              -            (93)            303
     Year ended April 30, 1998                     303               -            (46)             -             257

                              UNIFY CORPORATION
                              INDEX TO EXHIBITS

                                                                                            PRIOR FILING
                                                                                            OR SEQUENTIAL
EXHIBIT                                                                                      PAGE NUMBER
 NO.                           DESCRIPTION                                                      HEREIN
-------                        -----------                                                  -------------
 3.1      Restated Certificate of Incorporation of the Company                                   (1)
 3.2      Bylaws of the Registrant                                                               (1)
 4.1      Form of Stock Certificate                                                              (1)
 4.2      Series E Stock Purchase Agreement by and among the Company and the purchasers
                  named therein, dated April 2, 1992                                             (1)
 10.1*    Employment Agreement by and between Reza Mikailli and the Registrant dated
                  March 31, 1995                                                                 (1)
 10.2*    1991 Stock Option Plan, as amended                                                     (1)
 10.3*    1996 Employee Stock Purchase Plan                                                      (1)
 10.4     Form of Indemnification Agreement                                                      (1)
 10.5     Joint Venture Agreement, dated September 3, 1990, as amended, by and among the
                  Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and
                  Artificial Intelligence Research                                               (1)
 16.0     Letter Regarding Change in Certifying Accountant                                       (2)
 21.1     Subsidiaries of the Registrant                                                         (1)
 23.1     Consent of Deloitte & Touche LLP, Independent Auditors                                 52
 23.2     Consent of KPMG Peat Marwick LLP, Independent Auditors                                 53
 27.0     Financial Data Schedule                                                                54

----------------------
(1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2) Incorporated by reference to the exhibit of the same number filed with Registrant's Form 8-K/A on September 20, 1996.

 * Exhibit pertains to a management contract or compensatory plan or arrangement.