Form 10-Q
period 1998-07-31
UNIFY CORP
filed 1998-09-09
CIK 880562

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

OR

[     ]     Transition report pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER: 001-11807

                           ---------------------------

                                UNIFY CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                    94-2710559
------------------------------             -------------------------------
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

    8,437,296 shares of Common Stock, $0.001 par value, as of August 31, 1998

-------------------------------------------------------------------------------

                                UNIFY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------

 PART I.               FINANCIAL INFORMATION

 Item 1.               Financial Statements

                       Condensed Consolidated Balance Sheets as of
                          July 31, 1998 and April 30, 1998................................         3

                       Condensed Consolidated Statements of Operations for
                           the three months ended July 31, 1998 and 1997..................         4

                       Condensed Consolidated Statements of Cash Flows
                           for the three months ended July 31, 1998 and 1997..............         5

                       Notes to Condensed Consolidated Financial Statements...............         6

 Item 2.               Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..................         8


 PART II.              OTHER INFORMATION

 Item 6.               Exhibits and Reports on Form 8-K....................................        13

 SIGNATURE  ...............................................................................        14


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                   UNIFY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (IN THOUSANDS)


                                                                         July 31,          April 30,
                                                                           1998              1998
                                                                         ---------         ---------
                                                                        (unaudited)       (audited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $  5,297          $  5,279
   Short-term investments                                                   5,149             5,460
   Accounts receivable, net                                                 4,884             5,568
   Prepaid expenses and other current assets                                  824               779
                                                                         --------          --------
      Total current assets                                                 16,154            17,086

Property and equipment, net                                                 1,858             1,925
Other assets                                                                   68                88
                                                                         --------          --------
      Total assets                                                       $ 18,080          $ 19,099
                                                                         --------          --------
                                                                         --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                     $     --          $     18
   Accounts payable                                                         1,099             1,041
   Amounts due to minority interest stockholders                              527               756
   Accrued compensation and related expenses                                1,469             1,889
   Other accrued liabilities                                                2,888             3,076
   Deferred revenue                                                         3,114             3,745
                                                                         --------          --------
      Total current liabilities                                             9,097            10,525

Long-term debt, net of current portion                                          3                 4
Minority interest                                                             239               275

Stockholders' equity:
   Common stock                                                                 8                 8
   Additional paid-in capital                                              53,631            53,474
   Notes receivable from stockholders                                        (219)             (216)
   Cumulative translation adjustments                                        (487)             (521)
   Accumulated deficit                                                    (44,192)          (44,450)
                                                                         --------          --------
      Total stockholders' equity                                            8,741             8,295
                                                                         --------          --------
      Total liabilities and stockholders' equity                         $ 18,080          $ 19,099
                                                                         --------          --------
                                                                         --------          --------



     See accompanying notes to condensed consolidated financial statements.

                                               UNIFY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)

                                                              Three Months Ended July 31,
                                                              ---------------------------
                                                                1998                1997
                                                              --------            --------
 Revenues:
   Software licenses                                           $ 4,242             $ 2,869
   Services                                                      2,418               2,265
                                                              --------            --------
 Total revenues                                                  6,660               5,134
                                                              --------            --------

 Cost of revenues:
   Software licenses                                               226                 233
   Services                                                      1,053               1,081
                                                              --------            --------
      Total cost of revenues                                     1,279               1,314
                                                              --------            --------

 Gross margin                                                    5,381               3,820
                                                              --------            --------

 Operating expenses:
   Product development                                           1,449               1,448
   Selling, general and administrative                           3,653               4,560
                                                              --------            --------
      Total operating expenses                                   5,102               6,008
                                                              --------            --------

      Income (loss) from operations                                279              (2,188)
 Other income, net                                                  23                  60
                                                              --------            --------
      Income (loss) before income taxes                            302              (2,128)
 Provision for income taxes                                        (44)                (47)
                                                              --------            --------
      Net income (loss)                                        $   258             $(2,175)
                                                              --------            --------
                                                              --------            --------

 Net income (loss) per share, basic and diluted                $  0.03             $ (0.27)
                                                              --------            --------
                                                              --------            --------

 Shares used in computing net income (loss) per share:

   Basic                                                         8,388               8,180
                                                              --------            --------
                                                              --------            --------
   Diluted                                                       8,524               8,180
                                                              --------            --------
                                                              --------            --------







     See accompanying notes to condensed consolidated financial statements.

                               UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Three Months  Ended July 31,
                                                                        ----------------------------
                                                                          1998                1997
                                                                        -------               -------

 Cash flows from operating activities:

   Net income (loss)                                                    $   258               $(2,175)
   Reconciliation of net income (loss) to net cash used
   in operating activities:
      Depreciation                                                          276                   264
      Provision for losses on accounts receivable                           113                    42
      Minority interest                                                     (36)                  (63)
      Liquidation of Benelux subsidiary                                      --                   136
   Changes in operating assets and liabilities:
         Accounts receivable                                                510                   447
         Prepaid expenses and other current assets                          (60)                   77
         Accounts payable                                                    69                   275
         Amounts due to minority interest stockholders                     (182)                  (29)
         Accrued compensation and related expenses                         (411)                 (371)
         Other accrued liabilities                                         (180)                 (675)
         Deferred revenue                                                  (594)                 (502)
                                                                        -------               -------
            Net cash used in operating activities                          (237)               (2,574)
                                                                        -------               -------
 Cash flows from investing activities:
   Purchases of available-for-sale securities                            (1,250)               (3,543)
   Sales of available-for-sale securities                                 1,561                 3,998
   Purchases of property and equipment                                     (212)                 (218)
   Other assets                                                              20                   166
                                                                        -------               -------
            Net cash provided by investing activities                       119                   403
                                                                        -------               -------


 Cash flows from financing activities:
   Principal payments under debt obligations                                (19)               (2,260)
   Proceeds from issuance of common stock, net                              157                   327
   Accrual of interest on notes receivable from stockholders                 (3)                   (2)
                                                                        -------               -------
            Net cash provided by (used in) financing activities             135                (1,935)
                                                                        -------               -------

 Effect of exchange rate changes on cash                                      1                   (64)
                                                                        -------               -------
 Net increase (decrease) in cash and cash equivalents                        18                (4,170)
 Cash and cash equivalents, beginning of period                           5,279                 9,513
                                                                        -------               -------
 Cash and cash equivalents, end of period                               $ 5,297               $ 5,343
                                                                        -------               -------
                                                                        -------               -------

 Supplemental schedule of noncash investing and financing activities:
 Cash paid during the period for:

   Interest                                                             $    26               $   250
                                                                        -------               -------
                                                                        -------               -------
   Income taxes                                                         $    32               $    31
                                                                        -------               -------
                                                                        -------               -------



     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position as of July 31, 1998 and April 30, 1998, the results of operations for the three months ended July 31, 1998 and 1997, and the cash flows for the three months ended July 31, 1998 and 1997. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998 as filed with the SEC.

2.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:


                                                                     Three Months Ended  July 31,
                                                                     ----------------------------
                                                                      1998                 1997
                                                                     -------              -------
         NET INCOME (LOSS)  (NUMERATOR):
         Net income (loss), basic and diluted                        $   258              $(2,175)
                                                                     -------              -------
                                                                     -------              -------
         SHARES  (DENOMINATOR):
         Weighted average shares of common stock
              outstanding, basic                                       8,388                8,180
         Weighted average common equivalent shares
              outstanding                                                136                   --
                                                                     -------              -------
         Weighted average shares of common stock
              outstanding, diluted                                     8,524                8,180
                                                                     -------              -------
                                                                     -------              -------

         PER SHARE AMOUNT:
         Net income (loss) per share, basic and diluted              $  0.03              $ (0.27)
                                                                     -------              -------
                                                                     -------              -------

         ANTIDILUTIVE SHARES:                                            433                  706
                                                                     -------              -------
                                                                     -------              -------


                       UNIFY CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   COMPREHENSIVE INCOME

     Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income includes foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income (loss) was as follows:



                                                Three Months Ended July 31,
                                               -----------------------------
                                                 1998                 1997
                                                -------              -------
         Net income (loss)                      $   258              $(2,175)
         Other comprehensive loss, net of tax       (34)                 (71)
                                                -------              -------
         Total comprehensive income (loss)      $   224              $(2,246)
                                                -------              -------
                                                -------              -------


NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS No. 133 on the Company's financial statements.

                                UNIFY CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE SOFTWARE INDUSTRY AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K UNDER "BUSINESS - RISK FACTORS." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SEC, PARTICULARLY THE COMPANY'S ANNUAL REPORTS ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in
Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998 as filed with the SEC.

RESULTS OF OPERATIONS

REVENUES

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

                                UNIFY CORPORATION

                                        Three Months Ended July 31,
                                        ---------------------------
                                         1998                1997
                                        ------              ------
         License revenues:
            Graphical                   $2,150              $1,257
            Character                    2,092               1,612
                                        ------              ------
               Total license revenues    4,242               2,869
         Services revenues               2,418               2,265
                                        ------              ------
               Total revenues           $6,660              $5,134
                                        ------              ------
                                        ------              ------


     Total revenues for the quarter ended July 31, 1998 increased 30% over the same quarter of the prior year to $6.7 million. Graphical license revenues of $2.2 million in the first quarter of fiscal 1999 were 71% higher than the same quarter of the prior year. The growth in graphical license revenues was primarily attributable to several sales in the $250,000 to $500,000 range; fewer similar sales occurred in the same quarter of fiscal 1998. Because of factors such as those described in "Volatility of Stock Price and General Risk Factors Affecting Quarterly Results," especially continuing longer sales cycles associated with enterprise-level sales transactions, there can be no assurance that the Company will be able to maintain the same level of graphical license revenues as recorded for the quarter ended July 31, 1998. Character license revenues increased 30% over the same quarter of the prior year to $2.1 million, reflecting normal fluctuation in the level of character license revenues. Service revenues remained relatively constant in the first quarter of fiscal 1999 as compared to the same quarter of the previous year.

     International revenues were comparable at 52% and 50% of total revenues in the quarters ended July 31, 1998 and 1997, respectively.

COST OF REVENUES

     Cost of software licenses were stable in absolute dollars and represented 5% and 8% of license revenues for the quarters ended July 31, 1998 and 1997, respectively. The decrease in cost of software licenses as a percentage of license revenues in the fiscal 1999 quarter was due to economies of scale associated with the growth in license revenues.

     Cost of services were comparable at $1.1 million, or 44% and 48% of service revenues in the first quarters of fiscal 1999 and 1998, respectively. Within total services, the levels of customer maintenance and consulting and training revenues and expenses were also stable in the first quarter of fiscal 1999 as compared with the same quarter of the prior year. As the Company continues to increase its emphasis on providing comprehensive application development solutions in fiscal 1999 it expects that consulting service costs may increase.

                                UNIFY CORPORATION

PRODUCT DEVELOPMENT

     Product development expenses were stable at $1.4 million and represented 22% and 28% of total revenues for the quarters ended July 31, 1998 and 1997, respectively. The decrease in product development expenses as a percentage of total revenues was due to the growth in first quarter fiscal 1999 license revenues as compared to the same quarter of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 1998 decreased to $3.7 million, or 55% of total revenues, as compared to $4.6 million, or 89% of total revenues, for the same quarter of the prior year. SG&A expenses decreased in absolute dollars compared to the same period of the prior year as the Company continued to closely manage expenses. The decrease in SG&A expenses as a percentage of total revenues was attributable to the decrease in absolute dollars as well as to the increase in first quarter fiscal 1999 license revenues as compared to the same quarter of the prior year. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

     The Company recorded tax provisions for the quarters ended July 31, 1998 and 1997 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

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

                                UNIFY CORPORATION

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

     In particular, due to the foregoing factors and due to longer sales cycles associated with Unify VISION 4.0, the operating results of the Company for the quarter ending October 31, 1998 are subject to significant uncertainty. The Company has incurred net losses in five of the last eight fiscal quarters and in each of the last five fiscal years. Although the Company recorded small operating profits for the quarters ended January 31, 1998, April 30, 1998 and July 31, 1998, there can be no assurance regarding the Company's continued profitability.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1998, the Company had cash, cash equivalents and short-term investments of $10.4 million, compared to $10.7 million at April 30, 1998. Working capital increased to $7.1 million at July 31, 1998 from $6.6 million at April 30, 1998.

     The Company's operating activities used cash of $0.2 million during the three months ended July 31, 1998. Investing activities during the period generated cash of $0.1 million, consisting principally of net sales of short term investments of $0.3 million offset by equipment purchases of $0.2 million. Cash provided by financing activities during the period was $0.1 million, representing primarily proceeds from issuance of common stock.

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

                                UNIFY CORPORATION

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

                      Exhibit 27  Financial Data Schedule

               (b)    Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the quarter ended July 31, 1998.

                                UNIFY CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   September 9, 1998           Unify Corporation
                                    (REGISTRANT)



                                    By:

                                    Reza Mikailli
                                    ------------------------------------------
                                    Reza Mikailli
                                    President, Chief Executive Officer, Acting
                                    Vice President, Finance and Administration, and Director (Principal Executive, Financial and Accounting Officer)