Form 10-Q
period 1998-10-31
UNIFY CORP
filed 1998-12-15
CIK 880562

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                  -----------------

                                     Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998
 OR

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                        Commission File Number:   001-11807

                          -------------------------------

                                 UNIFY  CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                        94-2710559
-------------------------------                -------------------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                               NUMBER)

                        100 CENTURY CENTER COURT, SUITE 302
                            SAN JOSE, CALIFORNIA  95112
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                             TELEPHONE:  (408) 451-2000
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
                        YES     X              NO
                              -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    8,469,336  shares of Common Stock, $0.001 par value, as of November 30, 1998

                                 UNIFY CORPORATION
                                     FORM 10-Q

                                       INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
              October 31, 1998 and April 30, 1998. . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations for
              the three and six months ended October 31, 1998
              and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows
              for the six months ended October 31, 1998 and 1997 . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . . . .    6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . .    8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .   14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   15


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                 UNIFY CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                  October 31,      April 30,
                                                      1998            1998
                                                  -----------      ---------
ASSETS                                            (unaudited)      (audited)
Current assets:
   Cash and cash equivalents                        $  6,049       $  5,279
   Short-term investments                              4,300          5,460
   Accounts receivable, net                            5,679          5,568
   Prepaid expenses and other current assets             759            779
                                                    --------       --------
      Total current assets                            16,787         17,086

Property and equipment, net                            1,723          1,925
Other assets                                              78             88
                                                    --------       --------
      Total assets                                  $ 18,588       $ 19,099
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                $      -       $     18
   Accounts payable                                    1,268          1,041
   Amounts due to minority interest stockholders         615            756
   Accrued compensation and related expenses           1,682          1,889
   Other accrued liabilities                           2,750          3,076
   Deferred revenue                                    2,542          3,745
                                                    --------       --------
      Total current liabilities                        8,857         10,525

Long-term debt, net of current portion                     -              4
Minority interest                                        248            275

Stockholders' equity:
   Common stock                                            8              8
   Additional paid-in capital                         53,594         53,474
   Notes receivable from stockholders                   (221)          (216)
   Cumulative translation adjustments                   (562)          (521)
   Accumulated deficit                               (43,336)       (44,450)
                                                    --------       --------
      Total stockholders' equity                       9,483          8,295
                                                    --------       --------
      Total liabilities and stockholders' equity    $ 18,588       $ 19,099
                                                    --------       --------
                                                    --------       --------





       See accompanying notes to condensed consolidated financial statements.

                                 UNIFY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)



                                            Three Months Ended              Six Months Ended
                                                 October 31,                    October 31,
                                           ----------------------        ----------------------
                                             1998           1997           1998           1997
                                           -------        -------        -------        -------
Revenues:
   Software licenses                       $ 4,726        $ 3,994        $ 8,968        $ 6,863
   Services                                  2,474          2,270          4,892          4,535
                                           -------        -------        -------        -------
      Total revenues                         7,200          6,264         13,860         11,398
                                           -------        -------        -------        -------

Cost of revenues:
   Software licenses                           236            130            462            363
   Services                                  1,074          1,143          2,127          2,224
                                           -------        -------        -------        -------
      Total cost of revenues                 1,310          1,273          2,589          2,587
                                           -------        -------        -------        -------

Gross margin                                 5,890          4,991         11,271          8,811
                                           -------        -------        -------        -------

Operating expenses:
   Product development                       1,484          1,526          2,933          2,974
   Selling, general and administrative       3,606          4,296          7,259          8,856
                                           -------        -------        -------        -------
      Total operating expenses               5,090          5,822         10,192         11,830
                                           -------        -------        -------        -------

      Income (loss) from operations            800           (831)         1,079         (3,019)
Other income, net                              100            141            123            201
                                           -------        -------        -------        -------
      Income (loss) before income taxes        900           (690)         1,202         (2,818)
Provision for income taxes                     (44)           (43)           (88)           (90)
                                           -------        -------        -------        -------
      Net income (loss)                    $   856        $  (733)       $ 1,114        $(2,908)
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

Net income (loss) per share,
basic and diluted                          $  0.10        $ (0.09)       $  0.13        $ (0.35)
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

Shares used in computing net
income (loss) per share:
   Basic                                     8,435          8,252          8,414          8,201
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------
   Diluted                                   8,547          8,252          8,538          8,201
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

        See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                 Six Months Ended October 31,
                                                                 ----------------------------
                                                                      1998          1997
                                                                 ----------        -------
Cash flows from operating activities:
   Net income (loss)                                                $ 1,114        $(2,908)
   Reconciliation of net income (loss) to net cash used
   in operating activities:
      Depreciation                                                      554            530
      Provision for losses on accounts receivable                       181             80
      Minority interest                                                 (27)           (37)
      Liquidation of Benelux subsidiary                                   -            136
      Changes in operating assets and liabilities:
         Accounts receivable                                            (84)           388
         Prepaid expenses and other current assets                       32            117
         Accounts payable                                               188           (457)
         Amounts due to minority interest stockholders                 (198)           (19)
         Accrued compensation and related expenses                     (239)           (34)
         Other accrued liabilities                                     (359)          (790)
         Deferred revenue                                            (1,288)          (293)
                                                                 ----------        -------
            Net cash used in operating activities                      (126)        (3,287)
                                                                 ----------        -------

Cash flows from investing activities:
   Net sales of available-for-sale securities                         1,160          1,689
   Purchases of property and equipment                                 (344)          (430)
   Other assets                                                          12            168
                                                                 ----------        -------
            Net cash provided by investing activities                   828          1,427
                                                                 ----------        -------

Cash flows from financing activities:
   Principal payments under debt obligations                            (22)        (2,298)
   Proceeds from issuance of common stock, net                          211            331
   Repurchase of common stock                                           (91)             -
   Accrual of interest on notes receivable from stockholders             (5)            (5)
                                                                 ----------        -------
            Net cash provided by (used in) financing activities          93         (1,972)
                                                                 ----------        -------

Effect of exchange rate changes on cash                                 (25)           (62)
                                                                 ----------        -------
Net increase (decrease) in cash and cash equivalents                    770         (3,894)
Cash and cash equivalents, beginning of period                        5,279          9,513
                                                                 ----------        -------
Cash and cash equivalents, end of period                             $6,049         $5,619
                                                                 ----------        -------
                                                                 ----------        -------

Supplemental schedule of noncash investing and financing
 activities:
Cash paid during the period for:
   Interest                                                          $   81         $  274
                                                                 ----------        -------
                                                                 ----------        -------
   Income taxes                                                      $   54         $   80
                                                                 ----------        -------
                                                                 ----------        -------


        See accompanying notes to condensed consolidated financial statements.

                                  UNIFY CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998 as filed with the SEC.


2.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:


                                                         Three Months Ended           Six Months Ended
                                                             October 31,                  October 31,
                                                      ---------------------------------------------------
                                                        1998          1997           1998           1997
                                                      ------        -------         ------        -------
NET INCOME (LOSS)  (NUMERATOR):
Net income (loss), basic and diluted                  $  856        $  (733)        $1,114        $(2,908)
                                                      ------        -------         ------        -------
                                                      ------        -------         ------        -------

SHARES  (DENOMINATOR):
Weighted average shares of common
   stock outstanding, basic                            8,435          8,252          8,414          8,201
Weighted average common equivalent
   shares outstanding                                    112              -            124              -
                                                      ------        -------         ------        -------
Weighted average shares of common
   stock outstanding, diluted                          8,547          8,252          8,538          8,201
                                                      ------        -------         ------        -------
                                                      ------        -------         ------        -------

PER SHARE AMOUNT:
Net income (loss) per share,
   basic and diluted                                  $ 0.10        $ (0.09)        $ 0.13        $ (0.35)
                                                      ------        -------         ------        -------
                                                      ------        -------         ------        -------

ANTIDILUTIVE SHARES:                                     528            544            533            694
                                                      ------        -------         ------        -------
                                                      ------        -------         ------        -------

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

                                                        Three Months Ended            Six Months Ended
                                                            October 31,                  October 31,
                                                        -------------------         ---------------------
                                                        1998           1997           1998           1997
                                                        ----          -----         ------        -------
Net income (loss)                                       $856          $(733)        $1,114        $(2,908)
Other comprehensive income (loss),
   net of tax                                            (75)            (8)           (41)            63
                                                        ----          -----         ------        -------
Total comprehensive income (loss)                       $781          $(741)        $1,073        $(2,845)
                                                        ----          -----         ------        -------
                                                        ----          -----         ------        -------


4.   STOCK REPURCHASE PROGRAM

     In September 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 of its outstanding common shares. During the second quarter of fiscal 1999, 32,500 common shares were reacquired under this program at an average price of $2.80.


5.   NEW ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

REVENUES

     The Company's strategy focuses on the marketing and enhancement of its graphical product, Unify VISION. The Company continues to support its installed base of character products, which the Company believes represents a significant source of potential customers for Unify VISION. The Company also generates a significant portion of its revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of its graphical and character products and from services for the periods indicated:

                              UNIFY CORPORATION

                                           Three Months Ended              Six Months Ended
                                               October 31,                   October 31,
                                          ---------------------        ----------------------
                                           1998           1997           1998           1997
                                          -------       -------        -------        -------
License revenues:
   Graphical                              $2,719         $2,008        $ 4,869        $ 3,265
   Character                               2,007          1,986          4,099          3,598
                                          -------       -------        -------        -------
      Total license revenues               4,726          3,994          8,968          6,863
Services revenues                          2,474          2,270          4,892          4,535
                                          -------       -------        -------        -------
      Total revenues                      $7,200         $6,264        $13,860        $11,398
                                          -------       -------        -------        -------
                                          -------       -------        -------        -------

     Total revenues for the three and six months ended October 31, 1998 increased 15% and 22%, respectively, over the same periods of the prior year. License revenues from graphical products for the three and six months ended October 31, 1998 were 35% and 49% higher, respectively, than for the same periods of the prior year, reflecting increased customer acceptance of those products. Because of factors such as those described in "Volatility of Stock Price and General Risk Factors Affecting Quarterly Results," there can be no assurance that the Company will be able to maintain the same level of graphical product license revenues as recorded for the quarter ended October 31, 1998. License revenues from character products were comparable at $2 million in each of the quarters ended October 31, 1998 and 1997. Character license revenues for the six months ended October 31, 1998 increased 14% over the same period of the prior year due to the timing of certain larger orders. Service revenues for the three and six months ended October 31, 1998 increased 9% and 8%, respectively, over the same periods of the prior year due to an increase in customer maintenance contracts associated with higher license revenues in the fiscal 1999 periods.

     International revenues increased to 56% and 54% of total revenues in the three and six months ended October 31, 1998 from 47% and 49% of total revenues in the three and six months ended October 31, 1997. European revenues were unusually strong during the fiscal 1999 periods, primarily due to improved penetration of Unify VISION into VAR accounts as a result of a renewed focus on those accounts which began in the fourth quarter of fiscal 1998.

COST OF REVENUES

     Cost of software licenses represented 5% of software license revenues for the three and six months ended October 31, 1998 and were comparable to cost of software licenses in the same periods of the prior year.

     Cost of services for the three and six months ended October 31, 1998 decreased 6% and 4% compared to the same periods of the prior year, primarily due to temporarily lower headcount in the U.S. customer maintenance organization during the first half of fiscal 1999. Cost of services for the three and six months ended October 31, 1998 decreased as a percentage of service revenues to 43% from approximately 50% in the same periods of the prior year primarily due to higher service revenues and lower service costs in the fiscal 1999 periods. Within total services, the mix of customer maintenance and consulting and training revenues and expenses were relatively stable in the second quarter and first six months of fiscal 1999 as compared with the same periods of the prior year.

                                 UNIFY CORPORATION

PRODUCT DEVELOPMENT

     Product development expenses for the quarters ended October 31, 1998 and 1997 were comparable at $1.5 million and represented 21% and 24% of total revenues for those periods. Product development expenses for the six months ended October 31, 1998 and 1997 were also stable at approximately $3.0 million and represented 21% and 26% of total revenues for those periods. The decreases in product development expenses as a percentage of total revenues were due to the growth in license revenues during the fiscal 1999 periods as compared to the same periods of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 1998 decreased to $3.6 million, or 50% of total revenues, as compared to $4.3 million, or 69% of total revenues, for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 1998 decreased to $7.3 million, or 52% of total revenues, as compared to $8.9 million, or 78% of total revenues, for the same period of the prior year. Fiscal 1999 SG&A expenses decreased in absolute dollars compared to the same periods of the prior year primarily due to a cost control program which began in the second quarter of fiscal 1998 and included lower headcount and a flattening of the management structure in sales, marketing and finance. The decreases in SG&A expenses as a percentage of total revenues were attributable to the decreases in absolute dollars as well as to the increase in fiscal 1999 license revenues as compared to the same periods of the prior year. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

     The Company recorded tax provisions for the three and six months ended October 31, 1998 and 1997 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

YEAR 2000 COMPLIANCE

INTRODUCTION

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruption (the "Year 2000" issue).

                                 UNIFY CORPORATION

STATE OF READINESS

     The Company believes that its current products are fully Year 2000 compliant. All current Unify products use four digit years for all internal manipulations and representations. The Company has informed its customers that it will be phasing out support for certain older versions of Unify products that are not Year 2000 compliant by December 15, 1999. However, there can be no assurance that the Company's products will function properly with other potentially non-compliant products, including third party software and hardware. Additionally, there can be no assurance that the Company's products contain or will contain all features and functionality considered necessary by customers, distributors, resellers and system integrators to be Year 2000 compliant. If Unify's products cannot manage and manipulate data related to the Year 2000, the result could be a material adverse effect on the Company's business.

     The Company sought to identify all significant internal applications and business processes that would require modification to ensure Year 2000 compliance during fiscal 1996 and believes that, with the exception of its accounting systems and certain older equipment and software, all appropriate modification and testing of those applications and processes were completed by the end of fiscal 1997. With regard to its accounting systems, the reprogramming necessary for Year 2000 compliance has been identified and is underway; the Company expects that reprogramming and testing of these systems will be complete by the end of fiscal 1999. With regard to the older equipment and software, primarily personal computers and related software, upgrades and replacements have been identified and are in the process of being ordered and installed. The Company expects that installation and testing of new equipment and software will be complete by the end of fiscal 1999. However, no assurance can be given that the Company will not experience unanticipated material costs caused by undetected errors or defects in its internal systems.

     An assessment of the readiness of significant suppliers and service providers with which the Company electronically interacts is ongoing. To date, the Company is not aware of any significant supplier or service provider with a Year 2000 issue that would materially impact the Company's business, operating results or financial condition. However, the Company has no means of ensuring that suppliers and service providers will be Year 2000 compliant. The inability of suppliers and service providers to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company.

COSTS

     The costs incurred in addressing the Year 2000 issue are being expensed as incurred in compliance with generally accepted accounting principles. The total cost to date of these Year 2000 compliance activities is approximately $400,000 and the cost of future Year 2000 compliance activities is estimated to be $500,000. Funding of these costs will come from existing cash resources and future operating cash flows.

RISKS

     The Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issue in a variety of ways. Many companies are expending

                                 UNIFY CORPORATION


significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. The impact of the foregoing on the Company's business, operating results and financial condition is not determinable.

CONTINGENCY PLANS

     The Company currently expects that the Year 2000 issue will not pose significant internal operational problems. However, a delay in implementing new information systems, or a failure to fully identify all Year 2000 dependencies in Unify's internal systems or in the systems of the Company's suppliers and service providers could have material adverse consequences, including delays in the delivery of products. Therefore, the Company is developing contingency plans for continuing operations should these types of problems arise. The Company believes that its contingency plans will be complete and tested by the end of fiscal 1999.

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

                                 UNIFY CORPORATION


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

     In particular, due to the foregoing factors and due to longer sales cycles associated with Unify VISION 4.0, the operating results of the Company for the quarter ending January 31, 1999 are subject to significant uncertainty. The Company has incurred net losses in four of the last eight fiscal quarters and in each of the last five fiscal years. Although the Company recorded small operating profits in each of the four quarters ended October 31, 1998, there can be no assurance regarding the Company's continued profitability.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1998, the Company had cash, cash equivalents and short-term investments of $10.3 million, compared to $10.7 million at April 30, 1998. Working capital increased to $7.9 million at October 31, 1998 from $6.6 million at April 30, 1998.

     The Company's operating activities used cash of $0.1 million during the six months ended October 31, 1998. Investing activities during the period generated cash of $0.8 million, consisting principally of net sales of short term investments of $1.2 million offset by equipment

                                 UNIFY CORPORATION


purchases of $0.3 million. Cash provided by financing activities during the period was $0.1 million, representing primarily proceeds of $0.2 million from the issuance of common stock offset by the acquisition of $0.1 million in common stock under the Company's stock repurchase program.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of the Company's stockholders held on October 2, 1998, the following matters were voted upon:

          1. The election of each of the nominees for director were approved with the following votes:

                                        In Favor      Withheld
                                        ---------     --------
               Reza Mikailli            7,255,192      16,110
               Arthur C. Patterson      7,252,516      16,786
               Roel Pieper              7,256,009      15,293
               Steven D. Whiteman       7,256,009      15,293

          2. The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending April 30, 1999. Of the total shares voting on the foregoing resolution, 7,262,021 voted in favor, 2,100 voted against, and 7,181 abstained.

ITEM 5.   OTHER INFORMATION

          Gary Pado, Corporate Controller, was named Vice President, Finance, and Chief Financial Officer effective November 16, 1998.

                                 UNIFY CORPORATION


          Jeremy Jackson, Managing Director, Europe and International Sales, was named Vice President, Europe and International Operations effective November 16, 1998.

          Roel Pieper, Director, resigned his position effective November 17, 1998 due to a change in employment which resulted in his relocation to Europe.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               Exhibit 10.1   Employment Agreement by and between
                              Reza Mikailli and the Registrant dated
                              May 1, 1998
               Exhibit 27     Financial Data Schedule


          (b)  Reports on Form 8-K
               The Company filed no reports on Form 8-K during the quarter ended October 31, 1998.

                                 UNIFY CORPORATION

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   December 15, 1998          Unify Corporation
                                   (REGISTRANT)



                                   By:


                                   Gary Pado
                                   -------------------------------------------
                                   Gary Pado
                                   Vice President, Finance, and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer)