Form 10-Q
period 1999-01-31
UNIFY CORP
filed 1999-03-10
CIK 880562

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

  8,640,863 shares of Common Stock, $0.001 par value, as of February 28, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNIFY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
                 January 31, 1999 and April 30, 1998..................      3

             Condensed Consolidated Statements of Operations for
                 the three and nine months ended January 31, 1999
                 and 1998.............................................      4

             Condensed Consolidated Statements of Cash Flows
                 for the nine months ended January 31, 1999 and 1998..      5

             Notes to Condensed Consolidated Financial Statements.....      6

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........      8


PART II.     OTHER INFORMATION

Item 5.      Other Information........................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................     14


SIGNATURE  ...........................................................     15


PART I.       FINANCIAL INFORMATION
ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                       January 31,      April 30,
                                                                          1999            1998
                                                                       ----------      ----------
ASSETS                                                                 (unaudited)        (1)
Current assets:
   Cash and cash equivalents                                            $  6,255       $  5,279
   Short-term investments                                                  4,300          5,460
   Accounts receivable, net                                                7,567          5,568
   Prepaid expenses and other current assets                                 678            779
                                                                        --------       --------
      Total current assets                                                18,800         17,086

Property and equipment, net                                                1,552          1,925
Other assets                                                                  76             88
                                                                        --------       --------
      Total assets                                                      $ 20,428       $ 19,099
                                                                        --------       --------
                                                                        --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                    $      -       $     18
   Accounts payable                                                          989          1,041
   Amounts due to minority interest stockholders                             626            756
   Accrued compensation and related expenses                               1,390          1,889
   Other accrued liabilities                                               2,923          3,076
   Deferred revenue                                                        3,063          3,745
                                                                        --------       --------
      Total current liabilities                                            8,991         10,525

Long-term debt, net of current portion                                         -              4
Minority interest                                                            237            275

Stockholders' equity:
   Common stock                                                                9              8
   Additional paid-in capital                                             53,862         53,474
   Notes receivable from stockholders                                       (149)          (216)
   Cumulative translation adjustments                                       (594)          (521)
   Accumulated deficit                                                   (41,928)       (44,450)
                                                                        --------       --------
      Total stockholders' equity                                          11,200          8,295
                                                                        --------       --------
      Total liabilities and stockholders' equity                        $ 20,428       $ 19,099
                                                                        --------       --------
                                                                        --------       --------

(1) Derived from the audited consolidated financial statements for the year ended April 30, 1998.

    See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              Three Months Ended   Nine Months Ended
                                                  January 31,          January 31,
                                             -------------------   -----------------
                                              1999       1998       1999        1998
                                             ------     ------     -------    -------
Revenues:
   Software licenses                         $5,343     $4,154     $14,311    $11,017
   Services                                   2,734      2,348       7,626      6,883
                                             ------     ------     -------    -------
      Total revenues                          8,077      6,502      21,937     17,900
                                             ------     ------     -------    -------

Cost of revenues:
   Software licenses                            172        111         634        474
   Services                                   1,088      1,051       3,215      3,275
                                             ------     ------     -------    -------
      Total cost of revenues                  1,260      1,162       3,849      3,749
                                             ------     ------     -------    -------

Gross margin                                  6,817      5,340      18,088     14,151
                                             ------     ------     -------    -------

Operating expenses:
   Product development                        1,457      1,358       4,390      4,332
   Selling, general and administrative        3,933      3,926      11,192     12,782
                                             ------     ------     -------    -------
      Total operating expenses                5,390      5,284      15,582     17,114
                                             ------     ------     -------    -------

      Income (loss) from operations           1,427         56       2,506     (2,963)
Other income, net                                53         72         176        273
                                             ------     ------     -------    -------
      Income (loss) before income taxes       1,480        128       2,682     (2,690)
Provision for income taxes                      (72)       (52)       (160)      (142)
                                             ------     ------     -------    -------
      Net income (loss)                      $1,408     $   76     $ 2,522    $(2,832)
                                             ------     ------     -------    -------
                                             ------     ------     -------    -------

Net income (loss) per share:
   Basic                                     $ 0.17     $ 0.01     $  0.30    $ (0.35)
                                             ------     ------     -------    -------
                                             ------     ------     -------    -------
   Diluted                                   $ 0.15     $ 0.01     $  0.28    $ (0.35)
                                             ------     ------     -------    -------
                                             ------     ------     -------    -------

Shares used in computing net
income (loss) per share:
   Basic                                      8,523      8,282       8,494      8,179
                                             ------     ------     -------    -------
                                             ------     ------     -------    -------
   Diluted                                    9,355      8,418       9,088      8,179
                                             ------     ------     -------    -------
                                             ------     ------     -------    -------

    See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine Months Ended January 31,
                                                                -----------------------------
                                                                     1999            1998
                                                                     ----            ----
Cash flows from operating activities:
   Net income (loss)                                               $ 2,522         $(2,832)
   Reconciliation of net income (loss) to net cash used
   in operating activities:
      Depreciation                                                     826             798
      Provision for losses on accounts receivable                      481              57
      Minority interest                                                (38)            (84)
      Compensation expense recorded on forgiveness
         of notes receivable from stockholders                          75               -
      Liquidation of Benelux subsidiary                                  -             136
      Changes in operating assets and liabilities:
         Accounts receivable                                        (2,316)           (867)
         Prepaid expenses and other current assets                     113            (129)
         Accounts payable                                              (81)           (522)
         Amounts due to minority interest stockholders                (212)            (26)
         Accrued compensation and related expenses                    (521)           (276)
         Other accrued liabilities                                    (166)           (473)
         Deferred revenue                                             (760)             37
                                                                   -------          -------
            Net cash used in operating activities                      (77)         (4,181)
                                                                   -------          -------

Cash flows from investing activities:
   Purchases of available-for-sale securities                       (2,300)         (5,309)
   Sales of available-for-sale securities                            3,460           9,300
   Purchases of property and equipment                                (450)           (518)
   Other assets                                                         12             234
                                                                   -------         -------
            Net cash provided by investing activities                  722           3,707
                                                                   -------         -------

Cash flows from financing activities:
   Principal payments under debt obligations                           (22)         (2,341)
   Proceeds from issuance of common stock, net                         547             507
   Repurchase of common stock                                         (159)              -
   Accrual of interest on notes receivable from stockholders            (8)             (7)
                                                                   -------         -------
            Net cash provided by (used in) financing activities        358          (1,841)
                                                                   -------         -------

Effect of exchange rate changes on cash                                (27)           (109)
                                                                   -------         -------
Net increase (decrease) in cash and cash equivalents                   976          (2,424)
Cash and cash equivalents, beginning of period                       5,279           9,513
                                                                   -------         -------
Cash and cash equivalents, end of period                           $ 6,255         $ 7,089
                                                                   -------         -------
                                                                   -------         -------
Cash paid during the period for:
   Interest                                                        $   108         $   321
                                                                   -------         -------
                                                                   -------         -------
   Income taxes                                                    $    68         $   116
                                                                   -------         -------
                                                                   -------         -------

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

2.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share amounts):

                                              Three Months Ended          Nine Months Ended
                                                  January 31,                January 31,
                                             -------------------        --------------------
                                              1999         1998          1999         1998
                                             ------       ------        ------       -------
NET INCOME (LOSS) (NUMERATOR):
Net income (loss), basic and diluted         $1,408       $   76        $2,522       $(2,832)
                                             ------       ------        ------       -------
                                             ------       ------        ------       -------

SHARES (DENOMINATOR):
Weighted average shares of common
 stock outstanding, basic                     8,523        8,282         8,494         8,179
Weighted average common equivalent
 shares outstanding                             832          136           594             -
                                             ------       ------        ------       -------
Weighted average shares of common
 stock outstanding, diluted                   9,355        8,418         9,088         8,179
                                             ------       ------        ------       -------
                                             ------       ------        ------       -------

PER SHARE AMOUNT:
Net income (loss) per share, basic           $ 0.17       $ 0.01        $ 0.30       $ (0.35)
Reduction in net income per share
 due to weighted average common
 equivalent shares                            (0.02)           -         (0.02)            -
                                             ------       ------        ------       -------
Net income (loss) per share, diluted         $ 0.15       $ 0.01        $ 0.28       $ (0.35)
                                             ------       ------        ------       -------
                                             ------       ------        ------       -------

ANTIDILUTIVE SHARES:                              -          794            22             -
                                             ------       ------        ------       -------
                                             ------       ------        ------       -------

3.   COMPREHENSIVE INCOME

     Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income includes foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income (loss) was as follows (in thousands):

                                             Three Months Ended         Nine Months Ended
                                                 January 31,               January 31,
                                             -----------------        --------------------
                                              1999        1998         1999         1998
                                             ------       ----        ------       -------
Net income (loss)                            $1,408       $ 76        $2,522       $(2,832)
Foreign currency translation                    (32)       (42)          (73)           21
                                             ------       ----        ------       -------
Total comprehensive income (loss)            $1,376       $ 34        $2,449       $(2,811)
                                             ------       ----        ------       -------
                                             ------       ----        ------       -------

4.   STOCK REPURCHASE PROGRAM

     In September 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 of its outstanding common shares. At January 31, 1999, a total of 52,500 common shares had been reacquired under this program at an average price of $3.04 per share.

5.   NOTE RECEIVABLE FROM STOCKHOLDER

     In November 1998, the Company entered into a new employment agreement with one if its officers which was effective May 1, 1998. Under the terms of this new agreement, the Company's note receivable from this officer in the principal amount of $195,000 will be forgiven at the rate of $25,000 per quarter, contingent upon the officer's continued employment with the Company. Accordingly, $75,000 in debt forgiveness was recorded as a charge to compensation expense in the third quarter of fiscal 1999.

6.   NEW ACCOUNTING PRONOUNCEMENTS

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

                                UNIFY CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE SOFTWARE INDUSTRY AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K UNDER "BUSINESS -- RISK FACTORS." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SEC, PARTICULARLY THE COMPANY'S ANNUAL REPORTS ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

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

RESULTS OF OPERATIONS

REVENUES

     The Company's strategy focuses on the marketing and enhancement of its graphical product, Unify VISION. In February 1999, the Company released Unify VISION 5.0 which enables customers to deliver e-commerce applications by integrating Microsoft Internet and Windows client/server applications with UNIX application services. Unify continues to support its installed base of character products, which the Company believes represents a significant source of potential customers for Unify VISION. The Company also generates a significant portion of its revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of its graphical and character products and from services for the periods indicated (in thousands):

                                UNIFY CORPORATION

                                              Three Months Ended          Nine Months Ended
                                                 January 31,                  January 31,
                                             -------------------        ---------------------
                                              1999         1998          1999           1998
                                             ------       ------       --------       -------
License revenues:
   Graphical                                 $3,139       $2,022        $ 8,008       $ 5,287
   Character                                  2,204        2,132          6,303         5,730
                                             ------       ------        -------       -------
      Total license revenues                  5,343        4,154         14,311        11,017
Services revenues                             2,734        2,348          7,626         6,883
                                             ------       ------        -------       -------
      Total revenues                         $8,077       $6,502        $21,937       $17,900
                                             ------       ------        -------       -------
                                             ------       ------        -------       -------

     Total revenues for the three and nine months ended January 31, 1999 increased 24% and 23%, respectively, over the same periods of the prior year. License revenues from graphical products for the three and nine months ended January 31, 1999 were 55% and 51% higher, respectively, than for the same periods of the prior year, reflecting increased customer acceptance of Unify VISION. Because of factors such as those described in "Volatility of Stock Price and General Risk Factors Affecting Quarterly Results," there can be no assurance that the Company will be able to maintain the same level of graphical product license revenues as recorded for the quarter ended January 31, 1999. License revenues from character products were stable at approximately $2.2 million in each of the quarters ended January 31, 1999 and 1998. Character license revenues of $6.3 million for the nine months ended January 31, 1999 increased 10% over the same period of the prior year due to the timing of certain larger orders. Service revenues for the three and nine months ended January 31, 1999 increased 16% and 11%, respectively, over the same periods of the prior year principally due to an increase in customer maintenance contracts associated with higher license revenues in the fiscal 1999 periods.

     International revenues decreased to 48% and 52% of total revenues in the three and nine months ended January 31, 1999 from 61% and 54% of total revenues in the three and nine months ended January 31, 1998. The decrease in international revenues as a percentage of total revenues for the three months ended January 31, 1999 is primarily attributable to the faster growth of U.S. revenues during the period. U.S. revenues increased 68% in the third quarter of fiscal 1999 compared to the same period of the prior year due to improved acceptance of the Company's graphical products in that market. International revenues as a percentage of total revenues were similar in the nine months ended January 31, 1999 and 1998 as both U.S. and European revenues for that period increased 28% while revenues in the rest of the world were stable. The revenue increases in absolute dollars in the U.S. and in Europe in the nine months ended January 31, 1999 were due to improved penetration of Unify VISION in Value Added Reseller ("VAR") accounts as a result of a renewed focus on those accounts.

COST OF REVENUES

     Cost of software licenses represented 3% of software licenses for the three months ended January 31, 1999 and 1998 and 4% of software license revenues for the nine months ended January 31, 1999 and 1998.

                                UNIFY CORPORATION

     Cost of services for the three and nine months ended January 31, 1999 in absolute dollars were comparable to the same periods of the prior year as headcount in the U.S. customer maintenance organization stabilized in the third quarter of fiscal 1999. Cost of services for the three and nine months ended January 31, 1999 decreased as a percentage of service revenues to 40% and 42%, respectively, from 45% and 48% in the same periods of the prior year primarily due to more efficient utilization of service personnel.

PRODUCT DEVELOPMENT

     Product development expenses for the quarters ended January 31, 1999 and 1998 were comparable at $1.5 million and $1.4 million, respectively, and represented 18% and 21% of total revenues for those periods. Product development expenses for the nine months ended January 31, 1999 and 1998 were also stable at $4.4 million and $4.3 million, respectively, and represented 20% and 24% of total revenues for those periods. The decreases in product development expenses as a percentage of total revenues were due to the growth in total revenues during the fiscal 1999 periods as compared to the same periods of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 1999 and 1998 were comparable at $3.9 million and represented 49% and 60% of total revenues for those periods. SG&A expenses for the nine months ended January 31, 1999 decreased to $11.2 million, or 51% of total revenues, as compared to $12.8 million, or 71% of total revenues, for the same period of the prior year. Fiscal 1999 SG&A expenses were comparable or decreased in absolute dollars compared to the same periods of the prior year primarily due to a cost control program which began in the second quarter of fiscal 1998 and included lower headcount and a flattening of the management structure in sales, marketing and finance. The decreases in SG&A expenses as a percentage of total revenues were attributable to the decreases in absolute dollars as well as to the increase in fiscal 1999 total revenues as compared to the same periods of the prior year. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

     The Company recorded tax provisions for the three and nine months ended January 31, 1999 and 1998 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

                                UNIFY CORPORATION

YEAR 2000 COMPLIANCE

INTRODUCTION

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruption (the "Year 2000" issue).

STATE OF READINESS

     The Company believes that its current products are fully Year 2000 compliant. All current Unify products use four-digit years for all internal manipulations and representations. The Company has informed its customers that it will be phasing out support for certain older versions of Unify products that are not Year 2000 compliant by December 15, 1999. However, there can be no assurance that the Company's products will function properly with other potentially non-compliant products, including third party software and hardware. Additionally, there can be no assurance that the Company's products contain or will contain all features and functionality considered necessary by customers, distributors, resellers and system integrators to be Year 2000 compliant. If Unify's products cannot manage and manipulate data related to the Year 2000, the result could be a material adverse effect on the Company's business.

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

                                UNIFY CORPORATION

COSTS

     The costs incurred in addressing the Year 2000 issue are being expensed as incurred in compliance with generally accepted accounting principles. The total cost to date of these Year 2000 compliance activities is approximately $550,000 and the cost of future Year 2000 compliance activities is estimated to be approximately $350,000. Funding of these costs will come from existing cash resources and future operating cash flows.

RISKS

     The Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issue in a variety of ways. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. The impact of the foregoing on the Company's business, operating results and financial condition is not determinable.

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

                                UNIFY CORPORATION

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

     The Company also expects that its operating results will be affected by seasonal trends. The Company believes that, in general, it is likely it will experience relatively higher revenues in fiscal quarters ending April 30 and relatively lower revenues in fiscal quarters ending July 31 as a result of efforts by its direct and channel sales forces to meet fiscal year-end sales quotas. The Company also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

     Due to the foregoing factors, the operating results of the Company for the quarter ending April 30, 1999 are subject to significant uncertainty. The Company has incurred net losses in three of the last eight fiscal quarters and in each of the last five fiscal years. Although the Company recorded operating profits in each of the five quarters ended January 31, 1999, there can be no assurance regarding the Company's continued profitability.

                                UNIFY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1999, the Company had cash, cash equivalents and short-term investments of $10.6 million, compared to $10.7 million at April 30, 1998. Working capital increased to $9.8 million at January 31, 1999 from $6.6 million at April 30, 1998.

     The Company's operating activities used cash of $0.1 million during the nine months ended January 31, 1999. Investing activities during the period generated cash of $0.7 million, consisting principally of net sales of short term investments of $1.2 million offset by equipment purchases of $0.5 million. Cash provided by financing activities during the period was $0.4 million, representing primarily proceeds of $0.5 million from the issuance of common stock offset by the acquisition of $0.2 million in common stock under the Company's stock repurchase program.

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

PART II.      OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

              The address and telephone number on the cover of this Form 10-Q reflect a new principal executive office for the Company.

              On February 1, 1999, John Davis joined the Company as Vice President, Business Development.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     Exhibit 27          Financial Data Schedule

              (b)    Reports on Form 8-K

                     The Company filed no reports on Form 8-K during the quarter ended January 31, 1999.

                                UNIFY CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 1999                   Unify Corporation

                                       (REGISTRANT)

                                       By:

                                       /s/ Gary Pado
                                       ---------------------------------------
                                       Gary Pado
                                       Vice President, Finance, and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)