Form 10-K
period 1999-04-30
UNIFY CORP
filed 1999-07-19
CIK 880562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1999
                                                        OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from             to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 1999 as reported on the Nasdaq National Market, was approximately $108,436,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 1999, the Registrant had 8,841,771 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K to the extent stated herein.

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

ITEM 1.      BUSINESS

THE COMPANY

Unify Corporation ("Unify" or the "Company") develops, markets and supports Internet application server solutions that enable information technology
("IT") organizations to deliver electronic commerce ("e-commerce") applications by integrating enterprise, custom-built, and packaged applications with the Internet. The Company was initially incorporated in California in 1980 and was reincorporated in Delaware in 1996.

The tremendous success of Amazon.com, eBay, and other e-commerce pioneers has provided a compelling incentive for companies both large and small to develop their own strategies for conducting business over the Internet. E-commerce is fast becoming a competitive reality. According to Forrester Research, Inc., the market for business-to-business e-commerce is expected to grow from $43 billion during 1998 to $1.3 trillion in 2003. In spite of this immense potential, serious technological challenges exist. To date, companies seeking to implement sophisticated e-commerce solutions have generally needed to develop costly and complex applications which require the integration of many different vendor components. Unify believes that the market is urgently in need of open, standards-based solutions that simplify the decision to move to e-commerce.

Unify is strategically positioned to address these market demands with solutions that are based on a long-term commitment to open, standards-based computing. The Company currently offers two products targeted toward the e-commerce application development market. Unify VISION is an open, standards-based Internet application server coupled with an object oriented, repository-based application component framework. In June 1999, the Company announced Unify eWave Engine, an enterprise-caliber pure Java application server. Unify eWave Engine is scheduled for general shipment in August 1999 and represents the first in a family of Java-based Unify eWave products that will be designed to deliver a robust foundation for e-commerce application development. Unify VISION and the Unify eWave product family are referred to in this document as the Company's "Internet" products.

The Company also continues to enhance, market and support Unify DataServer, a family of database management system products, and to market and support ACCELL/SQL, a family of application development tools. Collectively, these products are referred to in this document as the Company's "client/server" products. In addition to software products, the Company offers training, consulting and maintenance services to its customers.

The principal geographic markets for the Company's products are in the Americas, Europe, Japan, Asia Pacific and Australasia. The Company's customers consist primarily of end-users, vertical application partners ("VAPs") and distributors. The Company markets its products directly to end-users through its sales organizations in the United States, the United Kingdom, France and Japan and indirectly to end-users through its distributors and VAPs in the Americas, Europe, Japan, Asia Pacific, Australasia, South Africa, India, and Russia. Unify's products are being utilized by customers in a wide range of industries, including telecommunications, financial services, commercial industries, and government.

PRODUCTS

The Company's products include its Internet products, Unify VISION and Unify eWave Engine, and its client/server products, Unify DataServer and the ACCELL/SQL product family. Unify VISION is comprised of Unify VISION AppServer ("VISION AppServer") and Unify VISION AppBuilder ("VISION AppBuilder"). VISION AppServer is an open, standards-based Internet application server that is designed to enable IT organizations to integrate enterprise, custom-built, and packaged applications with the Internet. The development environment for VISION AppServer is VISION AppBuilder, an object oriented, repository-based component framework designed to enable developers to rapidly create and easily modify application components. Unify eWave Engine is an enterprise-caliber pure Java application server. Unify DataServer is a family of database management system products and ACCELL/SQL is a family of application development tools. Unify's Internet products support the development of applications and the storage of data in most major foreign languages.

UNIFY VISION APPSERVER

VISION AppServer is an open, standards-based Internet application server that is designed to enable IT organizations to bridge enterprise, custom-built, and packaged applications to create e-commerce and Internet solutions. Its universal client architecture enables users to access server-based application services from all leading client technologies, including Windows and HTML-based and Java-based applications. VISION AppServer's Parallel Dynamic Scaleable Architecture delivers a high level of performance, availability and scalability by offering server replication, load balancing, fail-over and recovery, and publish-and-subscribe capabilities, all based on a high performance, fully asynchronous messaging architecture. Integrated application management services lower total cost of ownership by allowing organizations to effectively manage their applications from a single point of control. VISION AppServer is available for Microsoft Windows NT/98/95, Red
Hat Linux, and for all leading UNIX server platforms.

UNIVERSAL ACCESS. With VISION AppServer, IT departments can deploy application services across a common, robust environment and make those services available to clients across and outside of the enterprise. VISION AppServer provides universal access to a broad range of clients, whether it be an Internet browser running HTML or Java for order entry, a Windows desktop running Active-X-enabled financial applications, or a UNIX workstation running a CORBA-based manufacturing system.

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

DYNAMIC SCALABLE SERVICES. VISION AppServer is based on a unique system architecture that provides scalability at every level of the system. VISION AppServer provides high performance peer-to-peer asynchronous messaging as well as an integrated publish-and-subscribe event model across heterogeneous platforms. Applications services are managed using a method called dynamic binding. Application services are dynamically registered as well as located by utilizing Distributed Name Services ("DNS"). DNS acts like an on-line directory, tracking each of the services that are running on application servers. This allows application services to be located, added and moved to other servers without requiring reconfiguration at either the client or application server level. Application services can also be replicated both within a server, taking full advantage of multiprocessor systems, and across servers. By replicating services, total throughput can be scaled up effectively by either adding processors or adding new application servers to the network. VISION AppServer provides load balancing between the available servers automatically. And since services can be added dynamically, replicated services can be expanded without the reconfiguration of clients and without interrupting the operation of on-line systems. Continuous availability of applications is provided by allowing services to be replicated across multiple servers. In the event of server or network failure, VISION AppServer automatically reroutes messages to available servers. VISION AppServer also provides asynchronous messaging capabilities so that services can perform several operations in parallel, thereby minimizing transaction response time and maximizing server resource utilization. Finally, VISION AppServer provides a powerful business event model based on the underlying publish-and-subscribe technology. Any service can define a business event and make that event available to the network. When an event occurs, as defined by specific business rules, a service can "publish" that event and its associated information for registered clients or "subscribers." Subscribing clients are asynchronously notified of the event and can take appropriate action. VISION AppServer tracks the location of publishers and subscribers and manages the event notification process. By utilizing business events, costly polling, and thus excessive network and CPU utilization, is significantly reduced. In addition, business components can be developed autonomously and event publishers are independent of subscribing clients. Thus, as new business components are deployed, existing components remain unaffected.

SUPPORT FOR ENTERPRISE ENVIRONMENTS. In order to effectively integrate computing environments in which a multitude of products and standards are used and deployed, VISION AppServer's architecture embraces existing and emerging industry standards. For example, networking protocols such as TCP/IP and HTTP, database systems such as Oracle, IBM DB2 and Sybase Adaptive server, as well as application management protocols such as SNMP are supported standards within the VISION AppServer environment. Many corporations have adopted an enterprise-wide systems management strategy. VISION AppServer provides built-in application instrumentation coupled with seamless integration to leading enterprise management systems, including Tivoli TME10, BMC Patrol, Hewlett Packard OpenView, Microsoft SMS and SNMP-based systems. By integrating application services with the enterprise management infrastructure, IT departments can view and manage the entire system (networks, platforms, databases and applications) from a single central management console. Finally, as distributed environments become mission-critical, security and access are some of the most crucial issues facing organizations today. VISION AppServer ensures that services are properly configured, deployed and accessible to authorized users across the network. VISION AppServer supports this requirement by adapting to SSL3 and Secure HTTP for browser-based computing, DBMS-provided security systems and existing security infrastructure.

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

UNIFY VISION APPBUILDER

VISION AppServer's companion product, VISION AppBuilder, is an object oriented, repository-based component framework that is designed to enable developers to rapidly create and easily modify application components. Its powerful, pre-built components reduce the need for developers to address the complexities of the underlying technologies, enabling them to focus on the business components and processes that make up the heart of their applications. For example, a service class is provided that is network-aware without additional coding. Interfaces to services are automatically generated without the need for developers to define and maintain Interface Definition Language. For client component development, a GUI class is provided which can perform database operations directly. In addition to supporting components developed in C, C++ and Java, VISION AppBuilder provides a high-level business language that allows developers to focus on defining business rules rather than on the complexity of the underlying technologies. The business language abstracts the notions of distributed computing as well as databases, operating systems, and user interfaces. For example, simple statements within the business language allow a business event to be defined, published and subscribed to. Similarly, database operations are implemented using standard SQL with support for native vendor-specific operations. By providing this high-level programming paradigm, components can be developed using dramatically fewer lines of code. To enable the sharing and reuse of components, VISION AppBuilder stores component definitions in a shared object repository. Access to components can be restricted to a particular project or shared across multiple projects. Simultaneous access to component definitions is controlled automatically. For supporting configuration management, VISION AppBuilder integrates with popular version control systems such as Intersolv PVCS, SCCS and RCS. VISION AppBuilder supports the software distribution process by automatically generating configuration management information for the distribution systems found in products such as Microsoft SMS and Tivoli TME10.

UNIFY EWAVE ENGINE

As an Enterprise JavaBeans 1.1 compliant Java application server, Unify eWave Engine is designed to provide maximum throughput, performance and reliability to accommodate high-volume, enterprise-strength applications. Unify eWave Engine is equipped with replication capabilities that allow application services to be duplicated across multiple servers. Load balancing capabilities automatically distribute the workload across each application server hosting replicated services, thus optimizing available resources and transaction response time. Unify eWave Engine's publish and subscribe services allow client applications to be asynchronously notified when events that the applications are interested in occur, thereby increasing system efficiency.

Role-based security, database connection pooling, thread pooling, and the incorporation of a transaction manager in Unify eWave Engine serve to simplify security, enhance Internet site performance, and improve transactional integrity. The ability to multiplex all messages between two machines across a single network socket to limit the network resources used for communication adds to the overall performance and scalability of Unify eWave Engine. Support for COM, DCOM, RMI, and HTTP, coupled with an integrated Java Server Pages Engine, enable Unify eWave Engine to provide universal access to clients. Unify eWave Engine is designed to automatically provide performance management metrics such as response times, data flow, and resource utilization. This information allows system administrators and performance analysts to resolve response time issues quickly. Developed purely in Java, Unify eWave Engine offers support across all leading server platforms, including UNIX, Windows NT/98/95, and Red Hat Linux. Unify eWave Engine is scheduled to be available for general shipment in August 1999.

UNIFY DATASERVER

Unify DataServer is a family of database management products that is designed to scale from small departmental systems to large, high volume, on-line transaction processing (OLTP) systems. At the entry level, Unify DataServer is designed to be a high performance, easy-to-use product with minimal maintenance and memory requirements that can quickly accommodate the growth of user requirements over time. When used with Unify VISION, Unify DataServer allows developers to create graphical applications and migrate existing database applications to enterprise network and Internet environments.

Unify DataServer contains several features found only in the most advanced database systems. These features include on-line backup, synchronous and asynchronous disk transfers, stored procedures, and multiple-optimized access methods such as direct key, hashing, record-to-record links, and b-trees. Its scaleable architecture is effective on both single and multi-processor platforms, in systems ranging from small departmental systems to large on-line transaction processing systems.

Unify DataServer supports the ANSI SQL standard and industry-standard ODBC and JDBC interfaces to provide access to hundreds of third-party tools and products. Unify DataServer products provide a variety of database access methods that deliver high performance across a wide variety of environments and deployment configurations. Unify DataServer products support Red Hat Linux and all major UNIX platforms.

ACCELL/SQL

Unify's ACCELL/SQL is a family of UNIX-based and Linux-based application development tools designed for the cost-effective development of mission-critical enterprise network applications. They are designed to maximize developer productivity through tight integration of fourth generation language ("4GL") technologies and optimized database features in a flexible development environment. ACCELL/SQL's modular architecture combines an application generator, a 4GL, and an interactive debugging facility with an ANSI standard database interface and network connectivity components.

Developers can use the ACCELL/SQL application generator to create forms from scratch or can use automatically created default forms. Through ACCELL/SQL's powerful 4GL, logic can be added to a form quickly and easily, building intelligence into the application. With ACCELL/SQL's "programming by exception" feature, developers can use the application generator to create the majority of the application without coding and use the 4GL to complete only the most sophisticated features. ACCELL/SQL's 4GL is an event-driven programming language with powerful features supporting more than 250 4GL statements, data types and functions. ACCELL/SQL provides the flexibility to run a single application on both character and graphical user interfaces without coding changes. For example, while some users run the character-based application on terminals, others can run the same application in Motif on UNIX and Linux or Microsoft Windows from workstations or PCs. ACCELL/SQL's database independent technology supports native interfaces to leading database products including Oracle, Informix, Sybase and Unify DataServer.

CUSTOMERS AND MARKETS

As of April 30, 1999, the Company had licensed Unify VISION to over 300 customers worldwide and Unify DataServer and ACCELL/SQL products to over 2,000 customers worldwide. Unify has licensed its products to industry leaders such as:

     Telecommunications:   AT&T, Air Touch Cellular, GTE, Lucent, NTT Group
     Financial Services:   Bear Stearns, Citicorp, Credit Lyonnais, Fannie Mae,
                           Merrill Lynch
     Commercial:           American Airlines, Disney, Hewlett Packard,
                           Motorola, Sony, Westinghouse
     Government:           General Dynamics, Lockheed Martin, National Security
                           Agency, U.S. Air Force

The Company's target end-user customers currently include large commercial and government organizations with a need to deliver e-commerce applications by quickly integrating legacy, custom-built, and packaged applications with the Internet. No customer accounted for more than 10% of the Company's total revenues for fiscal 1999, 1998 or 1997. The Company's segment data is presented in Note 11 of Notes to Consolidated Financial Statements.

SALES AND MARKETING

Unify markets its products and professional services domestically through a combination of direct sales and indirect sales channels, including VAPs, distributors, system integrators ("SIs") and business alliance partners.

The Company's marketing efforts are primarily directed at broadening the market for Unify VISION and Unify eWave Engine by increasing awareness of the unique application integration solution which these products provide and at supporting the Company's direct and indirect sales channels. Marketing activities include conducting public relations and product seminars, publishing newsletters, direct mailings, preparing other marketing materials, coordinating the Company's participation in industry programs and forums, establishing and maintaining close relationships with business alliance partners, and establishing and maintaining close relationships with recognized industry analysts. The Company also maintains a site on the Internet at www.unify.com.

The Company markets its products internationally through subsidiaries in the United Kingdom, France and Japan and through distributors and VAPs in Europe, Japan, Asia Pacific, Australasia, Latin America, South Africa, India, and Russia. International revenues accounted for 51%, 54% and 60% of total revenues in fiscal 1999, 1998 and 1997, respectively.

The Company intends to complement its domestic and international direct sales efforts with the expansion of its indirect sales channels. Indirect sales channels include VAPs, SIs, independent software vendors ("ISVs"), business alliance partners, original equipment manufacturers ("OEMs") and distributors. Such indirect sales channels leverage the Company's own sales, support and consulting resources in providing complete solutions to customers. The Company believes that the features of Unify VISION and Unify eWave Engine which facilitate rapid development and deployment of complex applications are particularly well-suited for use by VAPs, SIs, and ISVs, for which time to market is a principal concern. The Company currently has approximately 400 VAP, SI, and ISV customers and intends to recruit selected new customers, particularly VAPs. Unify has also developed business alliances with hardware partners, database vendors, and complementary technology partners that include, among others, International Business Machines Corporation ("IBM"), Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Microsoft Corporation ("Microsoft"), Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase"), Red Hat Software, Inc. ("Red Hat"), and The Santa Cruz Operation, Inc. ("SCO"). The Company plans to continue to actively participate in joint marketing programs with its current business alliance partners as well as to selectively recruit new business alliance partners and OEMs. Finally, the Company has a network of international distributors which supplements its targeted direct sales presence. Unify intends to strategically expand this distribution network as well.

In addition, the Company plans to continue to leverage its installed base of over 2,000 Unify DataServer and ACCELL/SQL customers. The Company's sales and marketing strategy in part targets this installed base with the objective of generating Unify VISION and Unify eWave Engine revenues as this customer base migrates to enterprise network and Internet applications. The Company also continues to market its Unify DataServer and ACCELL/SQL product families, thereby serving those of its customers that are not yet ready to move to enterprise network and Internet environments.

As of April 30, 1999, the Company had 42 employees engaged in sales and marketing activities, 19 in North America, 16 in Europe, and 7 in Japan. The Company intends to expand its sales and marketing staff and make additional investments in marketing and advertising during fiscal 2000.

PROFESSIONAL SERVICES

The Company believes that superior professional services, including product support and maintenance, consulting services and customer training, are critical for achieving and maintaining customer satisfaction and for assisting customers in successfully integrating enterprise applications with the Internet. Due to the complexity of enterprise network computing and the emergence of the Internet, support services must be able to address issues which arise from components of the customer's system beyond the Company's products such as multiple databases, computing platforms and operating systems. The Company has extensive experience in supporting database and application development products.

SUPPORT

The Company offers modular customer support programs which can be customized to match the customers' development cycles and modified as needs change. All support levels provide telephone, e-mail and facsimile access, enabling customers to log inquiries for resolution by the Company's support staff. Service levels can be tailored by customers to select preferred call response time, information reporting, and other features including 24-hour a day, seven day a week support. The Company currently has annual maintenance contracts with approximately 900 customers. During each of the past three fiscal years, over 80% of the Company's support customers have renewed their support contracts.

CONSULTING

The full range of consulting services which the Company provides through its own consulting organization as well as through partnerships with third party solution providers is an important part of the Company's strategy of delivering complete customer solutions. The objective of Unify's consulting services organization ("UCS") is to help first-time as well as experienced users derive the maximum value from their investment in the Company's technologies. UCS provides the level of consulting support necessary to meet customer-defined needs. This means that UCS is prepared to guide customers on development plans, assist with hands-on development tasks, or take complete responsibility for project completion. Engagement terms can range from the use of a single consultant for completion of a one week task to a full project team engaged to complete an effort that stretches over several months. The rapid emergence of the Internet has created new consulting opportunities which the Company intends to pursue in fiscal 2000.

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

As of April 30, 1999, the Company had a total of 30 employees engaged in providing professional services, 19 in support and 11 in consulting and training. Of those employees, 18 were located in the United States, 7 were located in Europe and 5 were located in Japan. The Company intends to expand its professional services staff during fiscal 1999.

PRODUCT DEVELOPMENT

The computer software industry is highly competitive and rapidly changing. Since its inception, the Company has made substantial investments in product development and anticipates that it will continue to commit significant resources to product development in the future to enhance its existing product lines and to develop new products to meet new market opportunities. Most of the Company's current software products have been developed internally; however, the Company has acquired certain software components from third parties in the past and expects that it will do so again in the future.

The Company's principal fiscal 1999 development projects included work on Unify eWave Engine as well as several Unify VISION projects such as enhanced access for clients, secure transactions on the Internet, support for new operating environments and third party products, and enhanced Unify VISION programming features. The Company's principal development projects for fiscal 2000 currently include completion of Unify eWave Engine and additional Java-based software development for the Unify eWave product family as well as Unify VISION projects such as enhanced CORBA support, integration of third party graphical components, automated data access through the Internet, improved conversion from ACCELL/SQL applications, and enhanced programming features. Due to various factors, the Company may change the development projects that it pursues in fiscal 2000 or may not be successful in completing these projects. Even if completed, the Company cannot be sure that such projects will be completed without errors or that the products which result from such projects will achieve market acceptance.

The Company's product development activities are conducted primarily at its Sacramento, California facility. As of April 30, 1999, the Company had a total of 45 employees and contractors in product development and porting, including 26 development engineers. The market for qualified development engineers remains highly competitive. The Company's product development expenditures for fiscal 1999, 1998, and 1997 were $5.9 million, $5.7 million and $7.0 million, respectively, representing approximately 19%, 23% and 29% of total revenues for those periods. The Company intends to continue to devote significant resources to product development in fiscal 2000.

COMPETITION

The Company has experienced and expects to continue to experience intense competition from current and future competitors. With the introduction of VISION AppServer and VISION AppBuilder in May 1998, the Company began competing with Internet application server vendors including Allaire Corporation ("Allaire") and SilverStream Software, Inc. ("SilverStream"), among others. In addition, Unify competes with e-commerce solution providers, among them IBM, Oracle, and Informix. The Company also continues to compete with vendors of traditional enterprise network development tools including, among others, Forte Software, Inc. ("Forte"), Oracle, and Sybase.

For its Unify DataServer and ACCELL/SQL products, the Company's business generally derives from sales of license upgrades or additional deployment licenses. As a result, the competitive factors are generally the consideration by a customer as to whether to develop a new application rather than whether to use a competitor's products with the existing application built using the Company's products. Vendors of products competitive to the Company's Unify DataServer and ACCELL/SQL products include companies such as Oracle, Sybase and Informix, among others.

Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. The Company also expects to face additional competition as other established and emerging companies enter the Internet application server, e-commerce, and enterprise network development tools markets and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results, and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

The Company believes that the most significant competitive factors include ease of application development and deployment; application management functionality; product performance and quality; product architecture; customer support; consulting and training services; and price. The Company believes that it presently competes favorably with respect to each of these factors. However, the Company's market is continually evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors; the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

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

Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to defend such claim or obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have a material adverse effect on the Company's business, operating results, and financial condition. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and prevent the Company from developing and selling its products. Any of these situations could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company is dependent on third-party suppliers for software which is embedded in certain of its products. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products, which could require payment of substantial fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could materially adversely affect the Company's business, operating results, and financial condition.

EMPLOYEES

As of April 30, 1999, the Company had a total of 133 employees, including 38 in product development, 42 in sales and marketing, 30 in support, consulting, and training, and 23 in finance, information systems, operations and general administration. Of these employees, 92 were located in the United States, 26 were located in Europe, and 15 were located in Japan.

The success of the Company depends in large part upon its ability to attract and retain qualified employees, particularly senior management, engineering, direct sales, and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining key employees. Any failure by the Company to attract and retain qualified senior management, engineering, direct sales, and support personnel could materially adversely affect the Company's business, operating results, and financial condition. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning the Company's executive officers:

Name                 Age                 Position with the Company
----                 ---         ----------------------------------------------
Reza Mikailli         47         President, Chief Executive Officer, and Director
John Davis            39         Vice President, Business Development
Jeremy Jackson        38         Vice President, Europe and International Operations
Walter Kopp           41         Vice President, Product Development
Richard Medeiros      56         Vice President, Americas Sales
Gary Pado             36         Vice President, Finance and Chief Financial Officer
Frank Verardi         50         Vice President, Professional Services
----------------

REZA MIKAILLI has been President and Chief Executive Officer and a Director of the Company since November 1994, after serving as Senior Vice President of Products from October 1992 to November 1994. From 1989 to 1992, Mr. Mikailli was Vice President of Product Development at Informix Corporation, a manufacturer of computer database and application development tool products. Mr. Mikailli holds an M.S. in Computer Science from Santa Clara University, and a B.S. in Computer Science and an M.S. in Mathematics from the University of Tehran, Iran.

JOHN DAVIS joined the Company in February 1999 as Vice President of Business Development. From October 1996 to February 1999, Mr. Davis served as Vice President of Marketing at Transamerica Intellitech, a provider of software and data products for the real estate, lending and direct marketing industries. From June 1993 to October 1996, he was Chief Executive Officer and President of IntelleCapital, Inc., a professional services firm specializing in brand marketing and sales expertise. Mr. Davis was Senior Product and Marketing Manager at Nike, Inc., an athletic products manufacturer, from 1990 to 1993. He received a B.A. in Political Science from Stanford University and an M.B.A. from the Columbia University Graduate School of Business.

JEREMY JACKSON has been Vice President of Europe and International Operations since November 1998, after serving as Managing Director of Europe and International Operations from February 1997 to November 1998 and European Marketing Director from May 1995 to February 1997. From January 1992 to May 1995, Mr. Jackson held local board level positions in the United Kingdom and later served as Regional Manager, Middle East and Africa Operations at Informix Corporation, a manufacturer of computer database and application development tool products. From May 1990 to January 1992, he served as Senior Marketing Manager, United Kingdom at Unisys, a computer manufacturer. Mr. Jackson received a B.Sc. in Operational Research and Computational Science from Leeds University, United Kingdom.

WALTER KOPP joined the Company in 1987 as Engineering Manager. In 1992, Mr. Kopp was named Director of Software Development, in January 1995 he was appointed Director of Product Development and in February 1997 he became Vice President of Product Development. Previously, he was Manager of Software Tools at ROLM Corporation, a manufacturer of telecommunications equipment, and a Systems Engineer and Systems Programmer at Data General, a computer manufacturer. Mr. Kopp holds a B.S. in Computer Science from Cornell University and an M.S. in Computer Science from the University of Massachusetts.

RICHARD MEDEIROS joined the Company in February 1997 as Vice President of Americas Sales. From November 1992 to February 1997, Mr. Medeiros was Vice President of North America Sales for Synon Corporation, an application development tools company. From 1989 to 1992, he was Vice President and Area Manager of Direct Sales and Latin American Sales for Cognos Corporation, a 4GL and end-user software products company. Mr. Medeiros has also held senior sales and sales management positions with IBM, Harris Corporation, Olivetti and Computer Corporation of America. He received a B.S. in Marketing and an M.B.A. from San Jose State University.

GARY PADO has been Vice President of Finance and Chief Financial Officer at Unify since November 1998, after serving as Corporate Controller from April 1998 to November 1998 and Accounting Director from August 1997 to April 1998. From July 1996 to August 1997, Mr. Pado was Controller at Vanir Development Company, Inc., a real estate development company, and from September 1991 to July 1996 he was Controller at Sacramento Cable Television, a cable television provider. Previously, he was Division Controller at Camray Construction, Inc., a home builder, and an accountant at Ernst & Whinney and Price Waterhouse. Mr. Pado received a B.A in Business and Economics from the University of California at Santa Barbara and is a Certified Public Accountant.

FRANK VERARDI joined the Company in August 1988 as Manager of Consulting Services and was named Director of Client Services in 1989. In November 1995, Mr. Verardi was appointed Vice President of Worldwide Product Delivery and Customer Support and in May 1999 he became Vice President of Professional Services. Before joining Unify, Mr. Verardi held various positions with Computer Sciences Corporation where his most recent assignment was Director of Commercial Professional Services. Mr. Verardi received a B.S. in Computer Science from California State University, Chico.

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

HISTORY OF OPERATING LOSSES; TRANSITION OF BUSINESS

The Company has incurred net losses in four of the past five fiscal years and revenues from the Company's older client/server products decreased in four of the last five fiscal years. These declines were partially or wholly offset by sales of Unify VISION. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of its current and future Internet products. License revenues from Unify's Internet products were $11.8 million, $7.6 million, and $5.3 million for fiscal 1999, 1998 and 1997, respectively, and represented 58%, 49% and 36% of total license revenues for those years, respectively. No assurance can be given that Unify's current or future Internet products will achieve market acceptance or that the Company will maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATING QUARTERLY RESULTS AND SEASONALITY; UNCERTAINTY OF OPERATING RESULTS IN FIRST FISCAL QUARTER

The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; the results of international expansion; currency fluctuations; and general domestic and international economic and political conditions. Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from $250,000 to approximately $1 million, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for Internet and e-commerce application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected.

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

LENGTHY SALES CYCLE

The Company's products are typically used to develop applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's larger business process re-engineering initiative or implementation of enterprise network or Internet computing. As a result, the licensing and implementation of the Company's software products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. The Company's business, operating results, and financial condition could be materially adversely affected if customers reduce or delay orders. There can be no assurance that the Company will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

DEPENDENCE ON NEW PRODUCT ACCEPTANCE; DEPENDENCE ON GROWTH OF INTERNET AND E-COMMERCE TOOLS MARKET

The Company currently expects its Internet products and related services to account for an increasingly significant percentage of the Company's future revenues and accordingly the Company is devoting a substantial portion of its resources to these products. As a result, factors adversely affecting the pricing of or demand for Unify's Internet products such as, but not limited to, competition or technological change, would have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new and enhanced versions of its Internet products. There can be no assurance that the Company will timely and successfully develop, introduce and sell such new or enhanced versions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview;" "Business - Products" and "- Product Development."

To date, a limited number of the Company's customers have completed the development and deployment of Internet and e-commerce applications using its Internet products. If the Company's customers are not able to successfully develop and deploy Internet and e-commerce applications with Unify VISION and Unify eWave Engine, the viability of these products could be questioned and the Company's reputation could be damaged, which could have material adverse effects on the Company's business, operating results, and financial condition. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers of its client/server products. If these existing customers fail to migrate to Internet and e-commerce applications, purchase competitive products, or have difficulty deploying applications built with Unify's Internet products, the Company's relationships with these customers, revenues from sales of the Company's Internet products and other products, and the Company's business, operating results, and financial condition could be materially adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Despite the growth in sales of Unify's Internet products, there can be no assurance that the market for Internet and e-commerce applications and associated development tools will continue to grow. If the Internet and e-commerce market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially adversely affected.

ANTICIPATED DECLINE IN REVENUE FROM MATURE PRODUCTS

A significant portion of the Company's revenues to date have been attributable to its client/server products. Revenues derived from the sales of these products declined in four of the last five fiscal years. While the Company expects that this decline may continue, revenues from the sales of these products will continue to represent an important portion of the Company's revenues for at least the next few years. Although the Company is continuing to selectively invest in the development, sales, marketing and support of such products, there can be no assurance that revenues from such products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results, and financial condition would be materially adversely affected. See "Business Products;" "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTENSE COMPETITION

The Company has experienced and expects to continue to experience intense competition from current and future competitors. With the introduction of VISION AppServer and VISION AppBuilder in May 1998, the Company began competing with Internet application server vendors including Allaire and SilverStream, among others. In addition, Unify competes with e-commerce solution providers, among them IBM, Oracle, and Informix. The Company also continues to compete with vendors of traditional enterprise network development tools including, among others, Forte, Oracle and Sybase. Companies offering products competitive with the Company's Unify DataServer and ACCELL/SQL products include Oracle, Sybase and Informix, among others.

Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. The Company expects to face additional competition as other established and emerging companies enter the Internet application server, e-commerce, and enterprise network development tools markets and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results, and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition. See "Business - Competition."

RAPID TECHNOLOGICAL CHANGE

The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Unify VISION and new products on a timely basis that keep pace with such technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Unify VISION and new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or products or that such enhancements or products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If the release dates of any future Unify VISION enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Unify VISION, which could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business -Product Development."

DEPENDENCE ON INDIRECT SALES CHANNELS

A significant portion of the Company's total revenues are derived from indirect sales channels, including VAPs and distributors. Revenues from VAPs and distributors accounted for approximately 59%, 57%, and 48% of the Company's software license revenues for fiscal 1999, 1998 and 1997, respectively. The success of the Company therefore depends in part upon the performance of its indirect sales channels, over which the Company has limited influence. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining and expanding its indirect sales channels worldwide. The loss of any of the Company's major channel partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new channel partners could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business - Sales and Marketing."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES

Revenues derived from international customers accounted for 51%, 54% and 60% of total revenues in fiscal 1999, 1998 and 1997, respectively. A key component of the Company's longer-term strategy is its planned further expansion into international markets. If the revenues generated by international operations are not adequate to offset the expense of establishing, expanding and maintaining such operations, the Company's business, operating results, and financial condition will be materially adversely affected. Although the Company has had international operations for a number of years, there can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, and financial condition. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Sales and Marketing" and
Note 11 of Notes to Consolidated Financial Statements.

EUROPEAN MONETARY CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Economic Community ("EEC") entered into a three-year transition phase during which a common currency, the "Euro," was introduced. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries in both the Euro and existing national currencies. On January 1, 2002, the Euro will become the sole currency in these countries.

During the transition phase, the Company will continue to evaluate the impact of conversion to the Euro on its business. In particular, Unify is reviewing whether its internal software systems can process transactions denominated either in current national currencies or in the Euro, including converting currencies using computation methods specified by the EEC. The Company is also reviewing the potential cost if it must modify or replace any of its internal software systems. Finally, Unify is analyzing the effect of the conversion to the Euro on the prices of its products in the affected countries.

Based on current information and the Company's initial evaluation, it does not expect the cost of any necessary corrective action to have a material adverse effect on its business. However, the Company will continue to evaluate the impact of these and other possible effects of the conversion to the Euro on its business. There can be no guarantee that the costs associated with conversion to the Euro will not have a material adverse effect on the Company's business, operating results, and financial position in the future.

SOFTWARE DEFECTS AND POTENTIAL RELEASE DELAYS

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have a material adverse effect upon the Company's business, operating results, and financial condition. See "Business - Product Development."

PRODUCT LIABILITY

The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The sale and support of current and future Internet products by the Company may involve the risk of such claims, any of which are likely to be substantial in light of the use of these products in the development of core business applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

YEAR 2000 COMPLIANCE

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruption (the "Year 2000" issue). The Company believes that its current products are fully Year 2000 compliant. All current Unify products use four-digit years for all internal manipulations and representations. The Company has informed its customers that it will be phasing out support for certain older versions of Unify products that are not Year 2000 compliant by December 15, 1999. However, the Company's products are generally integrated with other systems involving sophisticated computer hardware and software products that the Company cannot adequately evaluate for Year 2000 compliance. There can be no assurance that the Company's products will function properly with other potentially non-compliant products, including such third party software and hardware. Additionally, there can be no assurance that the Company's products contain or will contain all features and functionality considered necessary by customers, VAPs, system integrators, and distributors to be Year 2000 compliant. If Unify's products cannot manage and manipulate data related to the Year 2000, the result could be a material adverse effect on the Company's business. The Company may face claims based on Year 2000 problems in other companies' products or issues arising from the integration of multiple products within an overall system.

Although the Company has not been a party to any litigation or arbitration proceeding involving its products or services related to Year 2000 compliance issues, the Company may in the future be required to defend its products or services in such proceedings or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 issues, regardless of the merits of such disputes, and any liability the Company may have for such Year 2000 related damages, could materially adversely affect the Company's business, operating results, and financial condition.

The Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issue in a variety of ways. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase e-commerce and Internet application software products such as those offered by the Company. The impact of the foregoing on the Company's business, operating results and financial condition is not determinable.

The Company sought to identify all significant internal applications and business processes that would require modification to ensure Year 2000 compliance during fiscal 1996 and believes that, with the exception of its accounting systems and certain older equipment and software, all appropriate modification and testing of those applications and processes were completed by the end of fiscal 1997. With regard to its accounting systems, the reprogramming necessary for Year 2000 compliance has been identified and is underway; the Company expects that reprogramming and testing of these systems will be complete by the end of the second quarter of fiscal 2000. With regard to the older equipment and software, primarily personal computers and related software, upgrades and replacements have been identified and are in the process of being ordered and installed. The Company expects that installation and testing of new equipment and software will be complete by the end of the second quarter of fiscal 2000. However, no assurance can be given that the Company will not experience unanticipated material costs caused by undetected errors or defects in its internal systems.

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

DEPENDENCE UPON KEY PERSONNEL

The Company's success depends largely on the efforts and abilities of certain key personnel. The loss of the services of one or more of the Company's executive officers or the inability to attract and retain additional senior management could have a material adverse effect on the Company's business, operating results, and financial condition. In particular, the loss of the services of Mr. Reza Mikailli, the Company's President and Chief Executive Officer, would materially adversely affect the Company. The Company does not have key man insurance on the life of Mr. Mikailli. Loss of other key management personnel could also have a material adverse effect on the Company's business, operating results, and financial condition. See "Business
- Employees."

The success of the Company also depends in large part upon the ability of the Company to attract and retain qualified employees, particularly highly skilled engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining key personnel. Any failure by the Company to attract and retain engineering, direct sales and support personnel would materially adversely affect the Company's business, operating results, and financial condition. See "Business - Employees."

MANAGEMENT OF GROWTH

The Company's potential expansion may significantly strain the Company's management, financial, customer support, operational and other resources. If the Company achieves successful market acceptance of its current and future Internet products, the Company may undergo a period of rapid growth. To accommodate this growth, the Company is continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of its internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company's business, operating results, and financial condition. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's future operations. Any rapid growth could require that the Company secure additional facilities or expand in its current facilities. Any move to new facilities or expansion of its present facilities could be disruptive and could have a material adverse effect on the Company's business, operating results, and financial condition.

THIRD-PARTY LICENSES

The Company is dependent on third-party suppliers for software which is embedded in certain of its products. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner the Company could be required to develop an alternative approach to developing its products, which could require payment of substantial fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results, and financial condition. See "Business - Intellectual Property."

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

Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to defend such claim or obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have a material adverse effect on the Company's business, operating results, and financial condition. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from developing and selling its products. Any of these situations could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business - Intellectual Property."

FUTURE CAPITAL NEEDS

The Company believes that current cash, cash equivalents and short-term investments will be sufficient to meet its cash requirements during the next 12 months. Thereafter, depending on its operating results, the Company may require additional equity or debt financing to meet its working capital or capital equipment requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. The sale of additional equity or other securities will result in dilution of the Company's stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

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

ITEM 2.      PROPERTIES

The Company maintains its headquarters in San Jose, California in a 2,000 square foot facility under a lease which expires in August 2003. The Company also leases 30,000 square feet of administrative and engineering space in Sacramento, California under a lease which expires in October 2000. In addition, the Company leases a domestic sales and support office in Reston, Virginia as well as international sales and support offices in the United Kingdom, France and Japan. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.      LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol UNFY. The following table sets forth the high and low closing sales prices as reported by Nasdaq for shares of the Company's common stock for the periods indicated.

                                         High                   Low
                                       --------              ---------
             FISCAL 1999
             Fourth Quarter            $ 16.56               $ 12.00
             Third Quarter               12.63                  3.00
             Second Quarter               3.00                  2.13
             First Quarter                3.50                  2.16

             FISCAL 1998
             Fourth Quarter               2.31                  1.75
             Third Quarter                3.00                  2.00
             Second Quarter               4.00                  2.13
             First Quarter                3.00                  2.06


COMMON STOCKHOLDERS OF RECORD

At June 30, 1999, there were approximately 145 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

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

                                                                                Years Ended April 30,
                                                           --------------------------------------------------------------
                                                              1999         1998         1997         1996         1995
                                                           ----------    ---------    ---------    ---------    ---------
                                                                         (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
    Software licenses                                      $   20,320    $  15,580    $  14,856    $  20,444    $  17,995
    Services                                                   10,490        9,229        9,380        9,721       10,854
                                                           ----------    ---------    ---------    ---------    ---------
       Total revenues                                          30,810       24,809       24,236       30,165       28,849
                                                           ----------    ---------    ---------    ---------    ---------

Cost of revenues:
    Software licenses                                             849          647        1,266        2,059        2,787
    Services                                                    4,404        4,389        4,493        4,332        5,786
                                                           ----------    ---------    ---------    ---------    ---------
       Total cost of revenues                                   5,253        5,036        5,759        6,391        8,573
                                                           ----------    ---------    ---------    ---------    ---------

Gross margin                                                   25,557       19,773       18,477       23,774       20,276
                                                           ----------    ---------    ---------    ---------    ---------

Operating expenses:
    Product development                                         5,928        5,733        6,974        5,805        5,324
    Selling, general and administrative                        15,151       16,389       23,604       18,920       15,431
                                                           ----------    ---------    ---------    ---------    ---------
       Total operating expenses                                21,079       22,122       30,578       24,725       20,755
                                                           ----------    ---------    ---------    ---------    ---------
       Income (loss) from operations                            4,478       (2,349)     (12,101)        (951)        (479)
Other income, net                                                 175          118          538          176          392
                                                           ----------    ---------    ---------    ---------    ---------
       Income (loss) before income taxes                        4,653       (2,231)     (11,563)        (775)         (87)
Provision for income taxes                                       (231)        (182)        (192)        (163)        (392)
                                                           ----------    ---------   ----------    ---------    ---------
       Net income (loss)                                   $    4,422    $  (2,413)  $  (11,755)   $    (938)   $    (479)
                                                           ==========    =========   ==========    =========    =========

Net income (loss) per share:
    Basic                                                  $     0.52    $  (0.29)    $  (1.68)    $  (0.89)    $  (0.49)
                                                           ==========    =========    =========    =========    =========
    Diluted                                                $     0.49    $  (0.29)    $  (1.68)    $  (0.89)    $  (0.49)
                                                           ==========    =========    =========    =========    =========
Shares used in computing net income (loss) per share:
    Basic                                                       8,555        8,206        7,008        1,049          973
                                                           ==========    =========    =========    =========    =========
    Diluted                                                     9,051        8,206        7,008        1,049          973
                                                           ==========    =========    =========    =========    =========

                                                                                      April 30,
                                                           --------------------------------------------------------------
                                                              1999         1998         1997         1996         1995
                                                           ----------    ---------    ---------    ---------    ---------
                                                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments          $   11,387    $  10,739    $  16,646    $   3,028    $   3,776
Working capital (deficit)                                      11,932        6,561        7,635       (3,183)      (3,116)
Total assets                                                   22,934       19,099       24,438       12,997       12,681
Long-term debt, net of current portion                              -            4           58        2,456        1,488
Redeemable preferred stock                                          -            -            -       26,726       24,973
Total stockholders' equity (deficit)                           13,326        8,295        9,962      (29,173)     (26,628)


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

OVERVIEW

Founded in 1980, the Company develops, markets and supports Internet application server solutions that enable information technology organizations to deliver e-commerce applications by integrating enterprise, custom-built, and packaged applications with the Internet. The Company offers two products targeted toward the e-commerce application development market. Unify VISION is an open, standards-based Internet application server coupled with an object oriented, repository-based application component framework. Since the introduction of Unify VISION 3.0 in September 1996, the Company has focused on application server products for the Internet. VISION 5.0 was released in January 1999 and marked the beginning of the Company's emphasis on application server solutions for the e-commerce market. In June 1999, the Company announced Unify eWave Engine, an enterprise-caliber pure Java application server. Unify eWave Engine is scheduled for general shipment in August 1999 and represents the first in a family of Java-based Unify eWave products that will be designed to deliver a robust foundation for e-commerce application development. Unify VISION and the Unify eWave product family are referred to in this document as the Company's "Internet" products.

The Company also continues to enhance, market and support Unify DataServer, a family of database management system products, and to market and support ACCELL/SQL, a family of fourth generation language application development tools. Collectively, these products are referred to in this document as the Company's "client/server" products. In addition to software products, the Company offers training, consulting and maintenance services to its customers.

The Company's strategy is to aggressively market and enhance its Internet products. The Company continues to support its extensive installed base of client/server products, which the Company believes represents a significant source of potential customers for its Internet products. The Company also generates significant revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of its Internet and client/server products and from services for the periods indicated:

                                                       Years Ended April 30,
                                            ----------------------------------------------
                                               1999              1998             1997
                                            -----------       -----------      -----------
                                                             (In thousands)
         License revenues:
             Internet products              $    11,816       $     7,627      $     5,332
             Client/server products               8,504             7,953            9,524
                                            -----------       -----------      -----------
                Total license revenues           20,320            15,580           14,856
         Services revenues                       10,490             9,229            9,380
                                            -----------       -----------      -----------
                Total revenues              $    30,810       $    24,809      $    24,236
                                            ===========       ===========      ===========

The Company is currently focusing its product development and sales and marketing resources principally on its Internet products. The Company expects that its ability to achieve significant revenue growth in the future will be substantially dependent upon the success of its current and future Internet products. The Company also expects that revenues from its older client/server products may continue to decline. As a result, factors adversely affecting the pricing of or demand for Unify VISION, Unify eWave Engine, and future products could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company licenses its software through its direct sales force in the United States, Europe and Japan and through vertical application partners, distributors and other partners worldwide. Revenues from partners accounted for approximately 59%, 57% and 48% of the Company's software license revenues for fiscal 1999, 1998 and 1997, respectively. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining existing and establishing additional relationships with partners worldwide.

The Company recognizes software license revenue when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivable is deemed probable by management. Software licenses include both development and deployment licenses, with pricing for Unify VISION generally based upon the number of developers or end users, as applicable. Customer maintenance revenues are recognized ratably over the maintenance period. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as the services are performed.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                                Years Ended April 30,
                                                     ---------------------------------------------
                                                        1999             1998              1997
                                                     ----------        ---------        ----------
         Revenues:
             Software licenses                           66.0 %           62.8 %            61.3 %
             Services                                    34.0             37.2              38.7
                                                     --------          -------          --------
                Total revenues                          100.0            100.0             100.0
                                                     --------          -------          --------

         Cost of revenues:
             Software licenses                            2.8              2.6               5.2
             Services                                    14.3             17.7              18.5
                                                     --------          -------          --------
                Total cost of revenues                   17.1             20.3              23.7
                                                     --------          -------          --------

         Gross margin                                    82.9             79.7              76.3
                                                     --------          -------          --------

         Operating expenses:
             Product development                         19.2             23.1              28.8
             Selling, general and administrative         49.2             66.1              97.4
                                                     --------          -------          --------
                Total operating expenses                 68.4             89.2             126.2
                                                     --------          -------          --------
                Income (loss) from operations            14.5            (9.5)            (49.9)
         Other income, net                                0.6              0.5               2.2
                                                     --------          -------          --------
                Income (loss) before income taxes        15.1            (9.0)            (47.7)
         Provision for income taxes                     (0.7)            (0.7)             (0.8)
                                                     --------          -------          --------
                Net income (loss)                        14.4 %          (9.7) %          (48.5) %
                                                     ========          =======          ========


REVENUES

TOTAL REVENUES. The Company's total revenues include software license revenues from sales of its Internet and client/server products and service revenues for customer maintenance, consulting and training. Total revenues for fiscal 1999 grew 24% to $30.8 million from $24.8 million for fiscal 1998. License revenues from Internet products were $4.2 million or 55% higher in fiscal 1999 while license revenues from client/server products remained relatively stable and service revenues increased $1.3 million or 14% as compared to fiscal 1998. Total revenues for fiscal 1998 increased 2% to $24.8 million from $24.2 million for fiscal 1997. Growth in Internet product license revenues of $2.3 million more than offset the $1.6 million decline in client/server product license revenues while service revenues remained stable during fiscal 1998 as compared to fiscal 1997. The Company expects that revenues from its older, client/server products may decline in future periods and is currently focusing its product development and sales and marketing resources principally on its Internet products.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from vertical application partners, distributors, and other partners in all international locations accounted for 51%, 54% and 60% of total revenues in fiscal 1999, 1998 and 1997, respectively.

SOFTWARE LICENSES. Total software license revenues for fiscal 1999 increased 30% to $20.3 million from $15.6 million for fiscal 1998. License revenues from Internet products increased 55% to $11.8 million in fiscal 1999 from $7.6 million for fiscal 1998, reflecting improved customer acceptance of Unify VISION. Improved penetration of Unify VISION was particularly strong in vertical application partner accounts as a result of a renewed focus on those customers in fiscal 1999. License revenues from client/server products increased modestly to $8.5 million for fiscal 1999 from $8.0 million for fiscal 1998. The results for client/server products were better than expected in light of the age of these product lines and the Company's primary focus on marketing and selling its Internet products. Because of these factors, the Company anticipates that revenues from its client/server products may decline in the future.

Total software license revenues for fiscal 1998 increased 5% to $15.6 million from $14.9 million for fiscal 1997. License revenues from Internet products increased 43% to $7.6 million for fiscal 1998 from $5.3 million for fiscal 1997, primarily due to Unify VISION sales to a single customer totaling $2.1 million in fiscal 1998. License revenues from client/server products decreased 16% to $8.0 million for fiscal 1998 from $9.5 million for fiscal 1997, principally due to the general decline in demand for these older products and the Company's focus on its Internet products in fiscal 1998.

SERVICES. Total service revenues for fiscal 1999 increased 14% to $10.5 million from $9.2 million for fiscal 1998 after declining 2% from $9.4 million for fiscal 1997. Customer maintenance revenues increased $0.8 million in fiscal 1999, primarily due to an increase in initial customer maintenance contracts associated with higher license revenues in that period. Customer maintenance revenues decreased $0.6 million in fiscal 1998, principally due to the continuing impact of the fiscal 1997 decline in initial customer maintenance contracts relating to significantly lower client/server license revenues in that year. Consulting and training revenues grew $0.5 million in fiscal 1999 and in fiscal 1998, primarily due to the Company's focus on providing comprehensive application development solutions during those periods.

COST OF REVENUES

COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan and royalties paid for licensed technology. Cost of software licenses were stable at 4% of software license revenues for fiscal 1999 and 1998, as compared to 9% of software license revenues for fiscal 1997. The decrease in cost of software licenses as a percentage of license revenues from fiscal 1997 to 1998 was due to production efficiencies achieved in the U.S. and Japan.

COST OF SERVICES. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services in absolute dollars has remained stable at approximately $4.4 million for fiscal 1999, 1998 and 1997, with customer maintenance costs decreasing slightly and consulting and training costs increasing slightly during those periods. Due to the growth in service revenues in fiscal 1999, total cost of services declined to 42% of service revenues in fiscal 1999 from 48% of service revenues in fiscal 1998 and 1997. The rapid emergence of the Internet has created new consulting opportunities. The Company plans to expand its expertise in e-commerce and Internet application development solutions in fiscal 2000 in order to capitalize on these opportunities and as a result it expects that its consulting service costs may increase. Because there is generally a delay between the time additional consulting personnel are hired and when they become fully productive, the Company's results of operations may be adversely affected by the expansion of the Company's consulting services.

OPERATING EXPENSES

PRODUCT DEVELOPMENT. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses for fiscal 1999 increased slightly to $5.9 million, or 19% of total revenues, as compared to $5.7 million, or 23% of total revenues, for fiscal 1998. The decline in product development expenses as a percentage of total revenues was principally due to the increase in total revenues in fiscal 1999. Product development expenses for fiscal 1998 decreased to $5.7 million, or 23% of total revenues, as compared to $7.0 million, or 29% of total revenues, for fiscal 1997. The decreases in product development expenses in absolute dollars and as a percentage of total revenues were primarily due to a fiscal 1998 decrease in contract staffing and to the purchase of third party source code for $0.5 million during fiscal 1997. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore expects to continue to devote significant resources to product development in fiscal 2000.

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. See Note 1 of Notes to Consolidated Financial Statements. In accordance with this policy, there were no capitalizable software development costs in fiscal 1999, 1998 or 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses for fiscal 1999 decreased to $15.2 million, or 49% of total revenues, as compared to $16.4 million, or 66% of total revenues, for fiscal 1998. SG&A expenses for fiscal 1999 were lower in absolute dollars compared to the prior year primarily due to the continuation of the cost control program adopted in the second quarter of fiscal 1998. SG&A expenses decreased as a percentage of total revenues as a result of lower expenses in absolute dollars and higher total revenues in fiscal 1999 as compared to fiscal 1998.

SG&A expenses for fiscal 1997 included charges totaling $2.4 million for bad debt, staff realignments and related asset write-offs. Excluding these charges, SG&A expenses for fiscal 1998 declined to $16.4 million, or 66% of total revenues, as compared to $21.2 million, or 87% of total revenues, for fiscal 1997. The fiscal 1998 decreases in SG&A expenses in absolute dollars and as a percentage of total revenues were principally due to a cost control program which began in the second quarter of fiscal 1998 and included lower headcount and a flattening of the management structure in sales, marketing and finance. The Company expects that fiscal 2000 SG&A expenses will fluctuate from quarter to quarter primarily due to variability in marketing program spending and sales commission expense.

OTHER INCOME, NET. Other income, net consists of the minority interest in the net income or loss of the Company's Japanese subsidiary, exchange gains and losses, interest earned by the Company on its cash, cash equivalents and short-term investments, and interest expense on long-term debt. Other income was $0.2 million in fiscal 1999, $0.1 million in fiscal 1998, and $0.5 million in fiscal 1997. The increase in other income between fiscal 1998 and 1999 was principally due to losses on liquidation of the Company's Benelux and German subsidiaries totaling $0.3 million in fiscal 1998 offset by $0.1 million in lower interest income relating to the Company's lower cash balances in the first part of fiscal 1999. The decrease in other income between fiscal 1997 and 1998 was primarily due to a decline of $0.4 million in interest income relating to the decrease in the Company's cash balances during fiscal 1998 and losses on liquidation of the Company's Benelux and German subsidiaries totaling $0.3 million, offset by a decrease of $0.3 million in interest expense relating to the retirement of the Company's stockholder line of credit in July 1997.

The Company's subsidiaries in the United Kingdom, France and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be materially adversely affected.

PROVISION FOR INCOME TAXES. The Company recorded no significant federal income tax provisions for fiscal 1999, 1998 and 1997 due to the availability of federal net operating loss carryforwards in fiscal 1999 and to net losses in fiscal 1998 and 1997. The Company recorded tax provisions in those years which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. At April 30, 1999, the Company had available federal net operating loss carryforwards of approximately $21.2 million.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company had cash, cash equivalents and short-term investments of $11.4 million, compared to $10.7 million at April 30, 1998. Working capital increased to $11.9 million at April 30, 1999 from $6.6 million at April 30, 1998.

OPERATING CASH FLOWS. The Company generated positive cash flows from operations totaling $0.9 million for fiscal 1999 as compared to cash used in operations of $3.7 million and $8.9 million in fiscal 1998 and 1997, respectively. This increase in operating cash flows was due primarily to improved profitability in fiscal 1999, offset by the effect of a significant increase in accounts receivable. Net income for fiscal 1999 was $4.4 million as compared to net losses of $2.4 million and $11.8 million in fiscal 1998 and 1997, respectively. The increase in accounts receivable at April 30, 1999 as compared to April 30, 1998 was due in part to an increase of $2.0 million in total revenues in the fourth quarter of fiscal 1999 over the same quarter of fiscal 1998.

INVESTING CASH FLOWS. Net cash and cash equivalents used in investing activities totaled $1.4 million as compared to cash generated of $1.2 million in fiscal 1998 and cash used of $8.2 million in fiscal 1997. The Company invested $0.6 million in excess cash generated from profitable operations in fiscal 1999 while it liquidated investments of $1.7 million to support operating losses in fiscal 1998. In fiscal 1997, the Company's investing activities consisted principally of investment of a portion of the net proceeds from its IPO in corporate debt securities and liquidation of some of those investments to support operating losses. Due to the cost control program which began in the second quarter of fiscal 1998, capital expenditures declined from $1.1 million in fiscal 1997 to $0.7 million and $0.6 million in fiscal 1998 and 1999, respectively.

FINANCING CASH FLOWS. Financing activities generated net cash and cash equivalents of $0.6 million in fiscal 1999, used cash of $1.9 million in fiscal 1998, and generated cash of $23.6 million in fiscal 1997. Cash generated by financing activities for fiscal 1999 consisted primarily of the proceeds from the sales of common stock under the Company's stock option and stock purchase plans. In fiscal 1998, cash used in financing was principally for the retirement of a $2.4 million stockholder line of credit offset by proceeds from the sales of common stock totaling $0.5 million. Cash generated by financing activities in fiscal 1997 consisted primarily of the receipt of $23.2 million in net proceeds from the Company's IPO.

SUMMARY. The Company believes that current cash, cash equivalents and short-term investments will be sufficient to meet its cash requirements during the next 12 months. Thereafter, depending on its operating results, the Company may require additional equity or debt financing to meet its working capital or capital equipment requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company.

DISCLOSURES ABOUT MARKET RATE RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $5.3 million at April 30, 1999. The securities in the Company's short-term investment portfolio are generally classified as available for sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $6.1 million at April 30, 1999 and there were no material realized or unrealized gains or losses on short-term investments during fiscal 1999. Unify does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. Unify's short-term investments at April 30, 1999 consisted of $2.1 million in money market funds, which the Company does not believe carry any material interest rate exposure, and $4.0 million in municipal bonds maturing after 20 years, which are exposed to changes in market interest rates as an indicator of changes in the level of long-term bond interest rates. If market interest rates were to change immediately and uniformly by ten percent from levels at April 30, 1999, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

FOREIGN CURRENCY EXCHANGE RATE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. For example, throughout calendar 1997 the U.S. dollar strengthened against the major European currencies, which resulted in lower revenues and expenses recorded for those regions when translated into U.S. dollars. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At April 30, 1999, the Company had $0.8 million, $0.4 million and $0.5 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial statements.

YEAR 2000 COMPLIANCE

INTRODUCTION. Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruption (the "Year 2000" issue).

STATE OF READINESS. The Company believes that its current products are fully Year 2000 compliant. All current Unify products use four-digit years for all internal manipulations and representations. The Company has informed its customers that it will be phasing out support for certain older versions of Unify products that are not Year 2000 compliant by December 15, 1999. However, the Company's products are generally integrated with other systems involving sophisticated computer hardware and software products that the Company cannot adequately evaluate for Year 2000 compliance. There can be no assurance that the Company's products will function properly with other potentially non-compliant products, including third party software and hardware. Additionally, there can be no assurance that the Company's products contain or will contain all features and functionality considered necessary by customers and partners to be Year 2000 compliant. If Unify's products cannot manage and manipulate data related to the Year 2000, the result could be a material adverse effect on the Company's business. The Company may face claims based on Year 2000 problems in other companies' products or issues arising from the integration of multiple products within an overall system.

Although the Company has not been a party to any litigation or arbitration proceeding involving its products or services related to Year 2000 compliance issues, the Company may in the future be required to defend its products or services in such proceedings or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 issues, regardless of the merits of such disputes, and any liability the Company may have for such Year 2000 related damages, could materially adversely affect the Company's business, operating results, and financial condition.

The Company sought to identify all significant internal applications and business processes that would require modification to ensure Year 2000 compliance during fiscal 1996 and believes that, with the exception of its accounting systems and certain older equipment and software, all appropriate modification and testing of those applications and processes were completed by the end of fiscal 1997. With regard to its accounting systems, the reprogramming necessary for Year 2000 compliance has been identified and is underway; the Company expects that reprogramming and testing of these systems will be complete by the end of the second quarter of fiscal 2000. With regard to the older equipment and software, primarily personal computers and related software, upgrades and replacements have been identified and are in the process of being ordered and installed. The Company expects that installation and testing of new equipment and software will be complete by the end of the second quarter of fiscal 2000. However, no assurance can be given that the Company will not experience unanticipated material costs caused by undetected errors or defects in its internal systems.

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

COSTS. The costs incurred in addressing the Year 2000 issue are being expensed as incurred in compliance with generally accepted accounting principles. The total cost to date of these Year 2000 compliance activities is approximately $700,000 and the cost of future Year 2000 compliance activities is estimated to be approximately

$250,000. Funding of these costs will come from existing cash resources and anticipated future operating cash flows.

RISKS. See STATE OF READINESS. Also, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issue in a variety of ways. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase e-commerce and Internet application software products such as those offered by the Company. The impact of the foregoing on the Company's business, operating results and financial condition is not determinable.

CONTINGENCY PLANS. The Company currently expects that the Year 2000 issue will not pose significant internal operational problems. However, a delay in implementing new information systems, or a failure to fully identify all Year 2000 dependencies in Unify's internal systems or in the systems of the Company's suppliers and service providers could have material adverse consequences, including delays in the delivery of products. Therefore, the Company is developing contingency plans for continuing operations should these types of problems arise. The Company believes that its contingency plans will be complete and tested by the end of the second quarter of fiscal 2000.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in Item 6 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations captioned "Disclosures about Market Rate Risk."

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the financial statements and supplementary financial information which are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item which relates to the Company's directors and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 1999 annual meeting of stockholders (the "1999 Annual Meeting of Stockholders") and is incorporated herein by reference. The information required by this item which relates to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Executive Compensation and Other Matters-Certain Relationships and Related Transactions" in the Company's proxy statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM
10-K:


    1.   FINANCIAL STATEMENTS

                                                                                                Page Number
                                                                                                -----------
         Independent Auditors' Report                                                               34
         Consolidated Balance Sheets as of April 30, 1999 and 1998                                  35
         Consolidated Statements of Operations for the years ended April 30, 1999,
              1998 and 1997                                                                         36
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              April 30, 1999, 1998 and 1997                                                         37
         Consolidated Statements of Cash Flows for the years ended April 30, 1999,
              1998 and 1997                                                                         38
         Notes to Consolidated Financial Statements                                                 39


    2.   FINANCIAL STATEMENT SCHEDULES

         Schedule II  -  Valuation and Qualifying Accounts                                          51

         All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    3.   EXHIBITS - See Item 14(c) below.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 1999.


(c)  EXHIBITS

 EXHIBIT
   NO.                                                    DESCRIPTION
 -------                                                  -----------
   3.1     Restated Certificate of Incorporation of the Company  (1)
   3.2     Bylaws of the Registrant  (1)
   4.1     Form of Stock Certificate  (1)
   4.2     Series E Stock Purchase Agreement by and among the Company and the purchasers named therein, dated April 2, 1992 (1)
  10.1*    Employment Agreement by and between Reza Mikailli and the Registrant dated May 1, 1998  (2)
  10.2*    1991 Stock Option Plan, as amended  (1)
  10.3*    1996 Employee Stock Purchase Plan  (1)
  10.4     Form of Indemnification Agreement  (1)
  10.5     Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals
           Industries, Ltd. and Artificial Intelligence Research  (1)
  21.1     Subsidiaries of the Registrant  (1)
  23.1     Independent Auditors' Consent
  27.0     Financial Data Schedule
 -------------------------------------


(1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2) Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-Q on December 15, 1998.

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

                                    UNIFY CORPORATION

                                    By:    /s/     REZA MIKAILLI
                                        -------------------------------
                                                   Reza Mikailli
                               PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)
Dated:  July 19, 1999



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reza Mikailli and Gary Pado and each one of them, acting individually and without the other, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purpose as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                                  DATE
                -------------                             -------                                ------
   /s/          REZA MIKAILLI              President, Chief Executive Officer,               July 19, 1999
 -----------------------------------       and Director (Principal Executive Officer)
                Reza Mikailli


   /s/            GARY PADO                Vice President, Finance and Chief                 July 19, 1999
 -----------------------------------       Financial Officer (Principal Financial
                  Gary Pado                and Accounting Officer)


   /s/       ARTHUR C. PATTERSON           Director                                          July 19, 1999
 -----------------------------------
             Arthur C. Patterson


   /s/       STEVEN D. WHITEMAN            Director                                          July 19, 1999
 -----------------------------------
             Steven D. Whiteman


                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of Unify Corporation:

We have audited the accompanying consolidated balance sheets of Unify Corporation and subsidiaries (the "Company") as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
May 18, 1999


                                     UNIFY CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share data)

                                                                        April 30,          April 30,
                               ASSETS                                     1999               1998
                                                                      -----------        -----------
Current assets:
   Cash and cash equivalents                                          $     5,315        $     5,279
   Short-term investments                                                   6,072              5,460
   Accounts receivable, net of allowances of $941 in 1999
     and $563 in 1998                                                       9,156              5,568
   Prepaid expenses and other current assets                                  732                779
                                                                      -----------        -----------
       Total current assets                                                21,275             17,086

Property and equipment, net                                                 1,417              1,925
Other assets                                                                  242                 88
                                                                      -----------        -----------
       Total assets                                                   $    22,934        $    19,099
                                                                      ===========        ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                  $         -        $        18
   Accounts payable                                                         1,138              1,041
   Amounts due to minority interest stockholders                              608                756
   Accrued compensation and related expenses                                1,650              1,889
   Other accrued liabilities                                                2,621              3,076
   Deferred revenue                                                         3,326              3,745
                                                                      -----------        -----------
       Total current liabilities                                            9,343             10,525

Long-term debt, net of current portion                                          -                  4
Commitments and contingencies (Note 10)
Minority interest                                                             265                275

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
     no shares issued or outstanding in 1999 and 1998                           -                  -
   Common stock, $0.001 par value; 40,000,000 shares authorized;
     8,733,586 and 8,345,257 shares outstanding in 1999 and 1998,
     respectively                                                               9                  8
   Additional paid-in capital                                              54,123             53,474
   Note receivable from stockholder                                          (125)              (216)
   Accumulated other comprehensive income                                    (653)              (521)
   Accumulated deficit                                                    (40,028)           (44,450)
                                                                      -----------        -----------
       Total stockholders' equity                                          13,326              8,295
                                                                      -----------        -----------
       Total liabilities and stockholders' equity                     $    22,934        $    19,099
                                                                      ===========        ===========


          See accompanying notes to consolidated financial statements.


                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                      Years Ended April 30,
                                                          ----------------------------------------------
                                                             1999              1998             1997
                                                          -----------       -----------      -----------
Revenues:
   Software licenses                                      $    20,320       $    15,580      $    14,856
   Services                                                    10,490             9,229            9,380
                                                          -----------       -----------      -----------
     Total revenues                                            30,810            24,809           24,236
                                                          -----------       -----------      -----------

Cost of revenues:
   Software licenses                                              849               647            1,266
   Services                                                     4,404             4,389            4,493
                                                          -----------       -----------      -----------
     Total cost of revenues                                     5,253             5,036            5,759
                                                          -----------       -----------      -----------

Gross margin                                                   25,557            19,773           18,477
                                                          -----------       -----------      -----------

Operating expenses:
   Product development                                          5,928             5,733            6,974
   Selling, general and administrative                         15,151            16,389           23,604
                                                          -----------       -----------      -----------
     Total operating expenses                                  21,079            22,122           30,578
                                                          -----------       -----------      -----------

     Income (loss) from operations                              4,478            (2,349)         (12,101)
Other income, net                                                 175               118              538
                                                          -----------       -----------      -----------
     Income (loss) before income taxes                          4,653            (2,231)         (11,563)
Provision for income taxes                                       (231)             (182)            (192)
                                                          -----------       -----------      -----------
     Net income (loss)                                    $     4,422       $    (2,413)     $   (11,755)
                                                          ===========       ===========      ===========


Net income (loss) per share:
   Basic                                                  $      0.52       $    (0.29)      $    (1.68)
                                                          ===========       ===========      ===========
   Diluted                                                $      0.49       $    (0.29)      $    (1.68)
                                                          ===========       ===========      ===========

Shares used in computing net income (loss) per share:
   Basic                                                        8,555             8,206            7,008
                                                          ===========       ===========      ===========
   Diluted                                                      9,051             8,206            7,008
                                                          ===========       ===========      ===========


                   See accompanying notes to consolidated financial statements.


                                                 UNIFY CORPORATION
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         (In thousands, except share data)



                                                                                Accumulated
                                                                      Note         Other                   Total         Compre-
                                        Common Stock    Additional   Receivable    Compre-     Accum-    Stockholders'    hensive
                                        ------------     Paid-In      from         hensive     ulated      Equity         Income
                                       Shares    Amount  Capital    Stockholder    Income      Deficit    (Deficit)       (Loss)
                                      ---------  ------ ----------  ----------- ------------  --------  --------------  ---------
Balances at May 1, 1996               1,884,075  $   2  $    2,188    $ (265)     $  (816)   $(30,282)   $(29,173)

Comprehensive income (loss)
   Net loss                                   -     -            -        -            -      (11,755)    (11,755)       $(11,755)
   Translation adjustments                    -     -            -        -           49           -          49              49
                                                                                                                         --------
   Total comprehensive income (loss)                                                                                     $(11,706)
                                                                                                                         ========
Public offering of common
   stock, net of offering
   expenses of $3,046                 2,187,000     2       23,196        -            -           -      23,198
Conversion of redeemable
   preferred stock and accrued
   dividends to common stock          3,566,297     4       26,722        -            -           -      26,726
Exercise of warrants                    183,790     -           35        -            -           -          35
Exercise of stock options               225,143     -          144        -            -           -         144
Issuance of common stock
   under employee stock
   purchase plan                        107,550     -          526        -            -           -         526
Repurchase of common stock              (89,421)    -          (40)       -            -           -         (40)
Imputed interest on stock-
   holder line of credit                      -     -          194        -            -           -         194
Collection of notes receivable
   from stockholders, net of
   interest accrual                           -     -            -       58            -           -          58
                                      ---------   ---     --------    -----      -------    --------    --------
Balances at April 30, 1997            8,064,434     8       52,965     (207)        (767)    (42,037)      9,962

Comprehensive income (loss)
   Net loss                                   -     -            -        -            -      (2,413)     (2,413)       $ (2,413)
   Translation adjustments                    -     -            -        -          (86)          -         (86)            (86)
   Liquidation of subsidiaries                -     -            -        -          332           -         332             332
                                                                                                                        --------
   Total comprehensive income (loss)                                                                                    $ (2,167)
                                                                                                                        ========
Exercise of stock options                70,945     -           43        -            -           -          43
Issuance of common stock
   under employee stock
   purchase plan                        222,522     -          469        -            -           -         469
Repurchase of common stock              (12,644)    -           (3)       -            -           -          (3)
Accrual of interest on note
   receivable from stockholder                -     -            -       (9)           -           -          (9)
                                      ---------   ---     --------    -----      -------    --------    --------
Balances at April 30, 1998            8,345,257     8       53,474     (216)        (521)    (44,450)      8,295

Comprehensive income (loss)
   Net income                                 -     -            -        -            -       4,422       4,422        $  4,422
   Translation adjustments                    -     -            -        -         (132)          -        (132)           (132)
                                                                                                                        --------
   Total comprehensive income (loss)                                                                                    $  4,290
                                                                                                                        ========
Exercise of stock options               322,876     1          580        -            -           -         581
Issuance of common stock
   under employee stock
   purchase plan                        117,953     -          228        -            -           -         228
Repurchase of common stock              (52,500)    -         (159)       -            -           -        (159)
Forgiveness of note receivable
   from stockholder, net of
   interest accrual                           -     -            -       91            -           -          91
                                      ---------   ---     --------    -----      -------    --------    --------
Balances at April 30, 1999            8,733,586   $ 9     $ 54,123    $(125)     $  (653)   $(40,028)   $ 13,326
                                      =========   ===     ========    =====      =======    ========    ========

          See accompanying notes to consolidated financial statements.


                                              UNIFY CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                                          Years Ended April 30,
                                                                             ---------------------------------------------
                                                                                1999              1998             1997
                                                                             ---------         ----------        ---------
Cash flows from operating activities:
   Net income (loss)                                                         $   4,422         $  (2,413)        $(11,755)
   Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
     Depreciation                                                                1,099             1,155            1,235
     Loss on disposal of property and equipment                                      -                 -              774
     Provision for losses on accounts receivable                                   698               237            1,551
     Minority interest                                                             (10)              (49)            (171)
     Imputed interest on stockholder line of credit                                  -                 -              194
     Forgiveness of note receivable from stockholder,
       net of interest accrual                                                      91                (9)               -
     Liquidation of subsidiaries                                                     -               332                -
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (4,273)           (1,300)          (1,133)
       Prepaid expenses and other current assets                                    54              (262)             315
       Accounts payable                                                             85              (559)            (245)
       Amounts due to minority interest stockholders                              (216)              (24)            (391)
       Accrued compensation and related expenses                                  (242)              (78)             363
       Other accrued liabilities                                                  (441)             (919)           1,326
       Deferred revenue                                                           (414)              225             (989)
                                                                             ---------         ---------         --------
Net cash provided by (used in) operating activities                                853            (3,664)          (8,926)
                                                                             ---------         ---------         --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                   (4,072)           (6,981)         (12,695)
   Sales of available-for-sale securities                                        3,460             8,655            5,562
   Purchases of property and equipment                                            (596)             (666)          (1,058)
   Other assets                                                                   (156)              234              (33)
                                                                             ---------         ---------         --------
Net cash provided by (used in) investing activities                             (1,364)            1,242           (8,224)
                                                                             ---------         ---------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                     649               509           23,863
   Principal payments under debt obligations                                       (22)           (2,414)            (294)
   Collection of notes receivable from stockholders,
     net of interest accrual                                                         -                 -               58
                                                                             ---------         ---------         --------
Net cash provided by (used in) financing activities                                627            (1,905)          23,627
                                                                             ---------         ---------         --------

Effect of exchange rate changes on cash                                            (80)               93                8
                                                                             ---------         ---------         --------
Net increase (decrease) in cash and cash equivalents                                36            (4,234)           6,485
Cash and cash equivalents, beginning of year                                     5,279             9,513            3,028
                                                                             ---------         ---------         --------
Cash and cash equivalents, end of year                                       $   5,315         $   5,279         $  9,513
                                                                             =========         =========         ========


Supplemental schedule of noncash investing and financing activities:
   Conversion of redeemable preferred stock and accrued dividends
     to common stock                                                         $       -         $       -         $ 26,726
                                                                             =========         =========         ========

Cash paid during the year for:
   Interest                                                                  $      53         $     330         $     77
                                                                             =========         =========         ========
   Income taxes                                                              $     119         $     162         $    186
                                                                             =========         =========         ========


          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Unify Corporation (the "Company") develops, markets and supports Unify VISION, an Internet application server solution that enables information technology organizations to deliver e-commerce applications by integrating enterprise, custom-built, and packaged applications with the Internet. The Company also enhances, markets and supports Unify DataServer, a family of database management system products, and markets and supports ACCELL/SQL, a family of fourth generation language application development tools.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Unify Japan KK, which is 66% owned by the Company. All significant intercompany balances and transactions have been eliminated. Net income or loss applicable to minority interest stockholders is included in other income, net (see Note 6).

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

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist primarily of demand deposits with banks, certificates of deposit, money market funds, and corporate debt securities.

SHORT-TERM INVESTMENTS

The Company's short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The investments are carried at fair value, which approximated cost at April 30, 1999 and 1998. Material unrealized gains or losses are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

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

The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 1999, 1998 and 1997. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses.

REVENUE RECOGNITION

Software license revenue is recognized when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivable is probable. Service revenue includes maintenance revenue, which is recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Fees for maintenance are billed in advance and included in deferred revenue until recognized. The Company's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years.

CAPITALIZED SOFTWARE

Software development costs are accounted for in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility, which for the Company is usually upon completion of a working model, and ends when the product is offered for sale. There are generally no significant capitalizable costs for the Company's software development projects. In the event that capitalizable software development costs do arise, amortization of those costs is computed on a product-by-product basis as the greater of the ratio of current product revenues to the total of current and anticipated product revenues or the straight-line method over the software's estimated economic life, generally one to three years.

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

EARNINGS PER SHARE

SFAS No. 128, EARNINGS PER SHARE, requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal years 1998 and 1997 as their effect would be antidilutive.

COMPREHENSIVE INCOME

On May 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from nonowner sources. The adoption of this statement resulted in a change in financial statement presentation but had no impact on the Company's consolidated financial position, results of operations, or cash flows.

SEGMENT REPORTING

On May 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires selected information about operating segments in interim financial statements. The adoption of this statement did not impact the Company's consolidated financial position, results of operations, or cash flows. The required segment data is presented in Note 11.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements.

RECLASSIFICATIONS

Certain items in the fiscal 1998 and 1997 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation. These reclassifications had no effect on net loss or stockholders' equity.

                             UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 2.    SHORT-TERM INVESTMENTS

Short-term investments at April 30, 1999 consisted of $2,072,000 in money market funds and $4,000,000 in municipal bonds maturing after 10 years. Short-term investments at April 30, 1998 consisted of $1,900,000 and $1,560,000 in U.S. government and corporate debt securities, respectively, maturing within one year and $2,000,000 in municipal bonds maturing after 10 years. There were no material realized or unrealized gains or losses on short-term investments during fiscal 1999, 1998 or 1997.

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment at April 30 consisted of the following (in thousands):

                                                                    1999             1998
                                                                -----------      -----------
         Equipment                                              $     5,294      $     5,108
         Furniture and leasehold improvements                         1,271            1,435
                                                                -----------      -----------
                                                                      6,565            6,543
         Less accumulated depreciation and amortization              (5,148)          (4,618)
                                                                -----------      -----------
         Property and equipment, net                            $     1,417      $     1,925
                                                                ===========      ===========


NOTE 4.    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

PUBLIC STOCK OFFERING AND REDEEMABLE PREFERRED STOCK

In June 1996, the Company completed an initial public offering ("IPO") of 2,187,000 shares of common stock at $12.00 per share with net proceeds to the Company of $23,200,000. In connection with the IPO, all of the redeemable preferred stock and related accrued dividends outstanding at April 30, 1996 automatically converted into 2,876,136 and 690,161 shares of common stock, respectively.

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

COMMON STOCK REPURCHASE PLAN

In September 1998, the Company announced that its board of directors had authorized the repurchase of up to 500,000 of its outstanding common shares. At April 30, 1999, a total of 52,500 common shares had been reacquired under this program at an average price of $3.04 per share.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

                                                                                            Weighted
                                                                          Number            Average
                                                                            of              Exercise
                                                                          Shares             Price
                                                                       -----------        -----------
         Outstanding at May 1, 1996                                        878,457        $   2.00
              Granted  (weighted average fair value of $1.80)              543,665            4.06
              Exercised                                                   (225,143)           0.64
              Canceled/expired                                            (286,123)           4.76
                                                                       -----------
         Outstanding at April 30, 1997                                     910,856            2.70
              Granted  (weighted average fair value of $1.25)              356,750            2.54
              Exercised                                                    (70,945)           0.60
              Canceled/expired                                            (259,641)           2.87
                                                                       -----------
         Outstanding at April 30, 1998                                     937,020            2.75
              Granted (weighted average fair value of $1.88)               715,352            3.25
              Exercised                                                   (322,876)           1.80
              Canceled/expired                                            (191,436)           2.61
                                                                       -----------
         Outstanding at April 30, 1999                                   1,138,060            2.97
                                                                       ===========

During fiscal 1997, options to purchase 124,653 shares of common stock were repriced from a weighted average exercise price of $7.15 to a weighted average exercise price of $3.17, which was equal to fair market value at the dates of repricing.

Additional information regarding options outstanding at April 30, 1999 is as follows:

                                            Options Outstanding                             Options Exercisable
                                ----------------------------------------------       --------------------------------
                                                     Average           Weighted                              Weighted
            Range of                                Remaining          Average                               Average
            Exercise                Number         Contractual         Exercise           Number             Exercise
              Prices             Outstanding       Life (Years)         Price          Outstanding             Price
         -------------         -------------       ------------       ---------       -------------         ----------
         $0.35 -  2.13               124,946            6.69          $  1.29                80,594         $  1.19
                  2.16               485,000            3.00             2.16               111,145            2.16
          2.17 -  3.00               264,897            6.75             2.56               139,783            2.52
          3.03 - 12.06               251,917            8.37             5.38                79,472            3.67
                 12.63                11,300            9.93            12.63                     -               -
                               -------------                                          -------------
          0.35 - 12.63             1,138,060            5.54             2.97               410,994            2.38
                               =============                                          =============


Options to purchase 388,218 and 224,600 shares at weighted average prices of $2.61 and $1.84 were exercisable at April 30, 1998 and 1997. At April 30, 1999, 182,165 shares were reserved for future grants under the Option Plan.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees may purchase the Company's common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months' duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Common stock issued under the Purchase Plan during fiscal 1999, 1998 and 1997 totaled 117,953, 222,522 and 107,550 shares at weighted average prices of $1.93, $2.10 and $4.89, respectively. The weighted average fair values of the fiscal 1999, 1998 and 1997 awards were $2.55, $0.91 and $2.98 per share, respectively. At April 30, 1999, 401,975 shares were reserved for future issuances under the Purchase Plan.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements issued at fair value.

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method for the periods prior to the Company's IPO and the Black-Scholes option pricing model for subsequent periods, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 83% in fiscal 1999, 67% in fiscal 1998 and 60% in fiscal 1997; risk-free interest rates, 5.1% in fiscal 1999, 5.8% in fiscal 1998 and 6.1% in fiscal 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, 1998, 1997, and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $3,738,000 or $0.44 per basic share and $0.41 per diluted share in fiscal 1999 while pro forma net loss per share would have been $3,029,000 or $0.37 per basic and diluted share in fiscal 1998 and $12,399,000 or $1.77 per basic and diluted share in fiscal 1997. In accordance with SFAS No. 123, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation. Consequently, the fiscal 1999, 1998 and 1997 pro forma adjustments are not indicative of pro forma adjustments for future periods, when the calculation will apply to all applicable stock options.

NOTE RECEIVABLE FROM STOCKHOLDER

Note receivable from stockholder at April 30, 1999 and 1998 consisted of the principal balance and accrued interest due on a $195,000 full recourse note from one of the Company's current officers. The note bears interest at 5% annually and is secured by 384,731 shares of common stock. Under the terms of a new employment agreement with this officer which was effective May 1, 1998, this note receivable is being forgiven at the rate of $25,000 per quarter, contingent upon the officer's continued employment with the Company. Accordingly, $100,000 in debt forgiveness was recorded as a charge to compensation expense in fiscal 1999. The due date for the note and accrued interest thereon are being extended quarterly, contingent upon the officer's continued employment with the Company.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 5.    INCOME TAXES

The Company recorded no significant federal income tax provision for the year ended April 30, 1999 due to the use of federal net operating loss carryforwards. No significant federal income tax provisions were recorded for the years ended April 30, 1998 and 1997 due to net losses in those periods. The Company recorded tax provisions in those years which were primarily related to foreign income tax withholding on software license royalties paid to the Company by certain licensees. Operating income (loss) before income taxes and income tax expense, which consisted of current tax expense, for the years ended April 30 were as follows (in thousands):

                                                                               1999              1998             1997
                                                                           -----------       -----------      -----------
         Domestic                                                          $     4,110       $    (1,537)     $   (10,989)
         Foreign                                                                   543              (694)            (574)
                                                                           -----------       -----------      -----------
              Total operating income (loss) before income taxes            $     4,653       $    (2,231)     $   (11,563)
                                                                           ===========       ===========      ===========

         Foreign withholding taxes                                         $       130       $       108      $       189
         Federal and state income taxes                                            101                74                3
                                                                           -----------       -----------      -----------
              Total income tax expense                                     $       231       $       182      $       192
                                                                           ===========       ===========      ===========


Income tax expense for the years ended April 30, 1999, 1998 and 1997 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

                                                                              1999               1998             1997
                                                                           -----------       -----------      -----------
         Computed tax expense (benefit)                                    $     1,629       $      (781)     $    (4,047)
         Increases (reductions) in tax expense resulting from:
              Foreign withholding taxes                                            130               108              189
              (Decrease) increase in valuation allowance for
                  deferred tax assets                                           (1,913)              921            3,874
              Other                                                                385               (66)             176
                                                                           -----------       -----------      -----------
         Actual income tax expense                                         $       231       $       182      $       192
                                                                           ===========       ===========      ===========


The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                                                      1999             1998
                                                                  -----------      -----------
         Deferred tax assets:
              Net operating loss carryforwards                    $     9,415      $    11,884
              Foreign tax credits                                       1,068              941
              Deferred maintenance revenue                                762              902
              Reserves and other accruals                                 660              617
              Provision for losses on accounts receivable                 464              296
              Other                                                       540              265
                                                                  -----------      -----------
              Total deferred tax assets                                12,909           14,905
         Deferred tax liabilities, principally depreciation                 -              (83)
         Valuation allowance                                          (12,909)         (14,822)
                                                                  -----------      -----------
         Net deferred tax assets                                  $         -      $         -
                                                                  ===========      ===========


                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)\

Due primarily to a change in the deferred tax asset recorded for net operating loss carryforwards, the valuation allowance decreased by $1,913,000 in the year ended April 30, 1999 and increased by $921,000 in the year ended April 30, 1998.

At April 30, 1999, the Company had approximately $21,191,000 in federal net operating loss carryforwards, approximately $2,795,000 in state net operating loss carryforwards, approximately $5,368,000 in foreign net operating loss carryforwards, and approximately $1,068,000 in foreign tax credit carryforwards. The Company's federal net operating loss carryforwards expire beginning in fiscal 2006. The Company's other net operating loss and tax credit carryforwards have various expiration dates beginning in fiscal 2000. The Company's ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

NOTE 6.    OTHER INCOME, NET

Other income, net for the years ended April 30 consisted of the following (in thousands):

                                                       1999              1998             1997
                                                   -----------       -----------      -----------
         Interest income                           $       391       $       509      $       923
         Interest expense                                  (53)             (113)            (407)
         Foreign currency loss                             (99)              (46)            (149)
         Minority interest                                  10                49              171
         Loss on liquidation of subsidiaries                 -              (332)               -
         Other                                             (74)               51                -
                                                   -----------       -----------      -----------
         Other income, net                         $       175       $       118      $       538
                                                   ===========       ===========      ===========

NOTE 7.    EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30 (in thousands, except per share amounts):

                                                                  1999              1998             1997
                                                              -----------       -----------      -----------
         NET INCOME (LOSS) (NUMERATOR):
         Net income (loss), basic and diluted                 $     4,422       $    (2,413)     $   (11,755)
                                                              ===========       ===========      ===========

         SHARES (DENOMINATOR):
         Weighted average shares of common stock
              outstanding, basic                                    8,555             8,206            7,008
         Weighted average common equivalent shares
              outstanding                                             496                 -                -
                                                              -----------       -----------      -----------
         Weighted average shares of common stock
              outstanding, diluted                                  9,051             8,206            7,008
                                                              ===========       ===========      ===========

         PER SHARE AMOUNT:
         Net income (loss) per share, basic                   $      0.52       $    (0.29)      $    (1.68)
         Reduction in net income per share due to weighted
              average common equivalent shares                     (0.03)                 -                -
                                                              -----------       -----------      -----------
         Net income (loss) per share, diluted                 $      0.49       $    (0.29)      $    (1.68)
                                                              ===========       ===========      ===========

         ANTIDILUTIVE SHARES:                                           -             1,075            1,469
                                                              ===========       ===========      ===========


                               UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 8.    RELATED PARTY TRANSACTIONS

Unify Japan KK ("Unify Japan") has been the exclusive distributor and master licensee for the Company's products in Japan since July 1994. Prior to March 1999, the Company, Sumitomo Metals Industries, Ltd. ("SMI") and Artificial Intelligence Research, Ltd. ("AIR") owned 51%, 34% and 15% interests, respectively, in Unify Japan. In March 1999, the Company purchased AIR's entire interest in Unify Japan for approximately $132,000 and recorded goodwill of approximately $50,000.

TRANSACTIONS WITH AIR

Until January 1998, AIR purchased software licenses from Unify Japan as a nonexclusive subdistributor. In January 1998, Unify Japan purchased AIR's subdistributor rights in exchange for the cancellation of approximately $230,000 in receivables due from AIR. This amount was recorded as a prepaid asset as the value of the distributor rights acquired and is being amortized as certain revenues are recorded. Accumulated amortization was approximately $172,000 and $42,000 as of April 30, 1999 and 1998, respectively.

Total revenues include revenues from AIR of $220,000, $492,000, and $1,170,000 in the years ended April 30, 1999, 1998 and 1997, respectively. Cost of software licenses includes charges from AIR to duplicate and ship the Japanese versions of all Unify products sold in Japan totaling $106,000 in fiscal 1997. Sales expense includes professional service fees from AIR totaling $98,000 in fiscal 1999.

TRANSACTIONS WITH SMI

Total revenues include revenues from SMI of $597,000, $722,000 and $424,000 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1995, SMI advanced Unify Japan 45 million yen, or $543,000, for the translation of Unify VISION software and related documentation from English to Japanese. Under the terms of the joint development agreement, SMI receives a 40% discount from list price on purchases of the translated software for its internal use.

Unify Japan leases office space from SMI; rent expense for this office space totaled approximately $74,000, $112,000 and $143,000 in fiscal 1999, 1998 and 1997, respectively. Unify Japan also paid SMI approximately $61,000, $169,000 and $143,000 for the services of SMI employees in fiscal 1999, 1998 and 1997, respectively.

In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with SMI. The loan bears interest at the Japanese prime rate (approximately 1% at April 30, 1999), is secured by the assets of Unify Japan and is due in September 1999. At April 30, 1999, 72.5 million yen, or $608,000, was outstanding under this loan agreement. Amounts due to minority interest stockholders at April 30, 1999 and 1998 consisted entirely of the balances due under this loan agreement.


NOTE 9.    EMPLOYEE RETIREMENT PLAN

The Company maintains a 401(k) profit sharing plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company voluntarily matches 75% of participating employees' contributions up to 6% of each employee's annual compensation. In fiscal 1999, 1998 and 1997, the Company contributed $187,000, $99,000 and $84,000, respectively, to the 401(k) Plan.

                               UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 1999 were as follows (in thousands):

         Years Ending April 30,
         2000                              $  1,322
         2001                                 1,023
         2002                                   348
         2003                                   196
         2004                                   127
                                           --------
                                           $  3,016
                                           ========

Rent expense under operating leases was $1,398,000, $1,561,000, and $1,648,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

LITIGATION

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.


NOTE 11.     SEGMENT INFORMATION

The Company has three reportable operating segments, the United States, Europe, and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of Internet application server software and related services. The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the United Kingdom, France and Japan, and through distributors, vertical application partners and OEMs. No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 1999, 1998 or 1997.

Financial information for the Company's reportable operating segments is summarized below (in thousands):

                                                     1999              1998             1997
                                                 -----------       -----------      -----------
         Total net revenues: (1)
              United States (2)                  $    17,666       $    14,865      $    13,283
              Europe                                   9,233             6,887            7,772
              Japan                                    3,911             3,057            3,181
                                                 -----------       -----------      -----------
                  Total net revenues             $    30,810       $    24,809      $    24,236
                                                 ===========       ===========      ===========

         Operating income (loss):
              United States (3)                  $     4,425       $    (1,040)     $    (9,322)
              Europe                                    (239)           (1,148)          (2,485)
              Japan                                      292              (161)            (294)
                                                 -----------       -----------      -----------
                  Total operating income (loss)  $     4,478       $    (2,349)     $   (12,101)
                                                 ===========       ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                            1999              1998             1997
                                                        -----------       -----------      -----------
         Interest income (4)                            $       391       $       509      $       923
                                                        ===========       ===========      ===========
         Interest expense (4)                           $        53       $       113      $       407
                                                        ===========        ==========      ===========

         Identifiable assets:
              United States                             $     7,976       $     5,056      $     3,032
              Europe                                          5,808             4,194            3,526
              Japan                                           1,711             1,089            1,295
                                                        -----------       -----------      -----------
                  Subtotal identifiable assets               15,495            10,339            7,853
              Corporate assets (5)                            9,184            10,231           17,292
              Elimination of intercompany balances           (1,745)           (1,471)            (707)
                                                        -----------       -----------      -----------
                  Total assets                          $    22,934       $    19,099      $    24,438
                                                        ===========       ===========      ===========

         Depreciation expense (6)                       $     1,099       $     1,155      $     1,235
                                                        ===========       ===========      ===========
         Capital expenditures (6)                       $       596       $       666      $     1,058
                                                        ===========        ==========      ===========

---------------------------------

(1) The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. There were no transfers between segments during the periods presented. The accounting policies of the segments are the same as those described in
     Note 1.
(2) United States revenues include export sales of approximately $2,600,000, $3,500,000, and $3,600,000 for the years ended April 30, 1999, 1998 and
     1997, respectively. Export sales have been made primarily to customers in Asia Pacific, Australia, Latin America, South Africa, India and Russia.
(3) United States operating income (loss) is net of corporate product development and administrative expenses.
(4) Interest income and interest expense were primarily attributable to the United States in the periods presented. Interest income and interest expense in Europe and Japan were not significant in those periods.
(5) Corporate assets consist primarily of United States cash and cash equivalents, short-term investments and property and equipment.
(6) The majority of the Company's capital expenditures are incurred for software development (which occurs exclusively in the United States) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the United States in the periods presented.


Net revenues and long-lived assets by geographic area were as follows (in thousands):

                                                1999              1998             1997
                                            -----------       -----------      -----------
         Total net revenues:
              United States                 $    17,666       $    14,865      $    13,283

              United Kingdom                      6,367             4,258            3,475
              France                              2,866             2,279            2,544
              Other                                   -               350            1,753
                                            -----------       -----------      -----------
                  Subtotal Europe                 9,233             6,887            7,772
                                            -----------       -----------      -----------

              Japan                               3,911             3,057            3,181
                                            -----------       -----------      -----------
                  Total net revenues        $    30,810       $    24,809      $    24,236
                                            ===========       ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Long-lived assets:
              United States                 $     1,400       $     1,780      $     2,405
              Foreign                               259               233              304
                                            -----------       -----------      -----------
                  Total long-lived assets   $     1,659       $     2,013      $     2,709
                                            ===========       ===========      ===========

                                                                     SCHEDULE II

                                UNIFY CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                                                                            Additions
                                                             Additions     Deductions:    (Deductions):      Balance
                                             Balance at      Charged to     Write-offs      Transfers          at
                                             Beginning       Operating         of            Between          End of
                                             of Period       Expenses        Accounts       Accounts          Period
                                             ---------       ---------      ---------       ---------      ---------
Allowance for doubtful accounts
receivable
     Year ended April 30, 1997               $     483       $   1,551      $  (1,698)      $    149       $     485
     Year ended April 30, 1998               $     485       $     237      $    (159)      $      -       $     563
     Year ended April 30, 1999               $     563       $     698      $    (294)      $    (26)      $     941

Allowance for amounts due from
minority interest stockholders
     Year ended April 30, 1997               $     382       $       -      $       -       $    (56)      $     326
     Year ended April 30, 1998               $     326       $       -      $       -       $      -       $     326
     Year ended April 30, 1999               $     326       $       -      $       -       $     26       $     352

Allowance for long-term accounts
receivable
     Year ended April 30, 1997               $     396       $       -      $       -       $    (93)      $     303
     Year ended April 30, 1998               $     303       $       -      $     (46)      $      -       $     257
     Year ended April 30, 1999               $     257       $       -      $    (257)      $      -       $       -


                                UNIFY CORPORATION
                                INDEX TO EXHIBITS

                                                                                                 PRIOR FILING
                                                                                                 OR SEQUENTIAL
EXHIBIT                                                                                          PAGE NUMBER
  NO.                                               DESCRIPTION                                    HEREIN
-------                                             -----------                                  -------------
   3.1     Restated Certificate of Incorporation of the Company                                       (1)
   3.2     Bylaws of the Registrant                                                                   (1)
   4.1     Form of Stock Certificate                                                                  (1)
   4.2     Series E Stock Purchase Agreement by and among the Company and the purchasers
              named therein, dated April 2, 1992                                                      (1)
  10.1*    Employment Agreement by and between Reza Mikailli and the Registrant dated
           May 1, 1998                                                                                (2)
  10.2*    1991 Stock Option Plan, as amended                                                         (1)
  10.3*    1996 Employee Stock Purchase Plan                                                          (1)
  10.4     Form of Indemnification Agreement                                                          (1)
  10.5     Joint Venture Agreement, dated September 3, 1990, as amended, by and among the
           Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and
           Artificial Intelligence Research                                                           (1)
  21.1     Subsidiaries of the Registrant                                                             (1)
  23.1     Independent Auditors' Consent                                                               53
  27.0     Financial Data Schedule                                                                     54

----------------------------------
(1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2) Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-Q on December 15, 1998.

 * Exhibit pertains to a management contract or compensatory plan or arrangement.