Form 10-Q
period 1999-07-31
UNIFY CORP
filed 1999-09-10
CIK 880562

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
 OR

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

                      100 CENTURY CENTER COURT, THIRD FLOOR
                           SAN JOSE, CALIFORNIA 95112
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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
                               YES   X       NO
                                  -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    8,853,614 shares of Common Stock, $0.001 par value, as of August 31, 1999

-------------------------------------------------------------------------------

                                UNIFY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Condensed Consolidated Balance Sheets as of
                        July 31, 1999 and April 30, 1999................................         3

                      Condensed Consolidated Statements of Income for
                        the three months ended July 31, 1999 and 1998...................         4

                      Condensed Consolidated Statements of Cash Flows
                        for the three months ended July 31, 1999 and 1998...............         5

                      Notes to Condensed Consolidated Financial Statements..............         6

Item 2.               Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...................         8


PART II.              OTHER INFORMATION

Item 5.               Other Information.................................................        15

Item 6.               Exhibits and Reports on Form 8-K..................................        15


SIGNATURE  .............................................................................        16

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           July 31,       April 30,
                                                                            1999             1999
                                                                        ----------       ----------
ASSETS                                                                  (unaudited)          (1)
Current assets:
 Cash and cash equivalents                                              $    8,993       $    5,315
 Short-term investments                                                      3,663            6,072
 Accounts receivable, net                                                    8,636            9,156
 Prepaid expenses and other current assets                                     663              732
                                                                        ----------       ----------
   Total current assets                                                     21,955           21,275

Property and equipment, net                                                  1,290            1,417
Other assets                                                                   368              242
                                                                        ----------       ----------
   Total assets                                                         $   23,613       $   22,934
                                                                        ----------       ----------
                                                                        ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $    1,059       $    1,138
  Amounts due to minority interest stockholders                                517              608
  Accrued compensation and related expenses                                  1,346            1,650
  Other accrued liabilities                                                  2,105            2,621
  Deferred revenue                                                           2,890            3,326
                                                                        ----------       ----------
   Total current liabilities                                                 7,917            9,343

Minority interest                                                              313              265

Stockholders' equity:
  Common stock                                                                   9                9
  Additional paid-in capital                                                54,439           54,123
  Notes receivable from stockholders                                          (101)            (125)
  Cumulative other comprehensive income                                       (682)            (653)
  Accumulated deficit                                                      (38,282)         (40,028)
                                                                        ----------       ----------
   Total stockholders' equity                                               15,383           13,326
                                                                        ----------       ----------
   Total liabilities and stockholders' equity                           $   23,613       $   22,934
                                                                        ----------       ----------
                                                                        ----------       ----------


(1) Derived from the audited consolidated financial statements for the year ended April 30, 1999.




     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      Three Months Ended July 31,
                                                                      ---------------------------
                                                                          1999             1998
                                                                      ----------       ----------
Revenues:
 Software licenses                                                    $    6,004       $    4,242
 Services                                                                  2,704            2,418
                                                                      ----------       ----------
   Total revenues                                                          8,708            6,660
                                                                      ----------       ----------

Cost of revenues:
 Software licenses                                                           229              226
 Services                                                                  1,143            1,053
                                                                      ----------       ----------
   Total cost of revenues                                                  1,372            1,279
                                                                      ----------       ----------

Gross margin                                                               7,336            5,381
                                                                      ----------       ----------

Operating expenses:
 Product development                                                       1,564            1,449
 Selling, general and administrative                                       4,033            3,653
                                                                      ----------       ----------
   Total operating expenses                                                5,597            5,102
                                                                      ----------       ----------

   Income from operations                                                  1,739              279
Other income, net                                                            135               23
                                                                      ----------       ----------
   Income before income taxes                                              1,874              302
Provision for income taxes                                                  (128)             (44)
                                                                      ----------       ----------
   Net income                                                         $    1,746       $      258
                                                                      ----------       ----------
                                                                      ----------       ----------


Net income per share
 Basic                                                                $     0.20       $     0.03
                                                                      ----------       ----------
                                                                      ----------       ----------
 Diluted                                                              $     0.18       $     0.03
                                                                      ----------       ----------
                                                                      ----------       ----------

Shares used in computing net income per share:
 Basic                                                                     8,800            8,388
                                                                      ----------       ----------
                                                                      ----------       ----------
 Diluted                                                                   9,618            8,524
                                                                      ----------       ----------
                                                                      ----------       ----------



     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Three Months Ended July 31,
                                                                           ---------------------------
                                                                              1999              1998
                                                                          ----------        ---------
Cash flows from operating activities:
 Net income                                                               $    1,746        $     258
 Reconciliation of net income to net cash provided by
 (used in) operating activities:
   Depreciation                                                                  266              276
   Minority interest                                                              48              (36)
   Forgiveness of note receivable from stockholder,
     net of interest accrual                                                      24               (3)
   Changes in operating assets and liabilities:
     Accounts receivable                                                         548              623
     Prepaid expenses and other current assets                                    68              (60)
     Accounts payable                                                            (83)              69
     Amounts due to minority interest stockholders                              (105)            (182)
     Accrued compensation and related expenses                                  (304)            (411)
     Other accrued liabilities                                                  (518)            (180)
     Deferred revenue                                                           (436)            (594)
                                                                          ----------        ---------
      Net cash provided by (used in) operating activities                      1,254             (240)
                                                                          ----------        ---------

Cash flows from investing activities:
 Purchases of available-for-sale securities                                   (3,663)          (1,250)
 Sales of available-for-sale securities                                        6,072            1,561
 Purchases of property and equipment                                            (140)            (212)
 Other assets                                                                   (126)              20
                                                                          ----------        ---------
      Net cash provided by investing activities                                2,143              119
                                                                          ----------        ---------

Cash flows from financing activities:
 Principal payments under debt obligations                                         -              (19)
 Proceeds from issuance of common stock, net                                     316              157
                                                                          ----------        ---------
      Net cash provided by financing activities                                  316              138
                                                                          ----------        ---------

Effect of exchange rate changes on cash                                          (35)               1
                                                                          ----------        ---------
Net increase in cash and cash equivalents                                      3,678               18
Cash and cash equivalents, beginning of period                                 5,315            5,279
                                                                          ----------        ---------
Cash and cash equivalents, end of period                                  $    8,993        $   5,297
                                                                          ----------        ---------
                                                                          ----------        ---------


Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for:
 Interest                                                                 $       38        $      26
                                                                          ----------        ---------
                                                                          ----------        ---------
 Income taxes                                                             $      123        $      32
                                                                          ----------        ---------
                                                                          ----------        ---------


     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 as filed with the SEC.

2.   EARNINGS PER SHARE

SFAS No. 128, EARNINGS PER SHARE, requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. common stock options) were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share amounts):

                                                                      Three Months Ended July 31,
                                                                      ---------------------------
                                                                         1999             1998
                                                                      ----------       ----------
         NET INCOME  (NUMERATOR):
         Net income, basic and diluted                                $    1,746       $      258
                                                                      ----------       ----------
                                                                      ----------       ----------

         SHARES  (DENOMINATOR):
         Weighted average shares of common stock
            outstanding, basic                                             8,800            8,388
         Weighted average common equivalent shares
            outstanding                                                      818              136
                                                                      ----------       ----------
         Weighted average shares of common stock
            outstanding, diluted                                           9,618            8,524
                                                                      ----------       ----------
                                                                      ----------       ----------

         PER SHARE AMOUNT:
         Net income per share, basic                                  $     0.20       $     0.03
         Reduction in net income per share due to
            weighted average common equivalent shares                      (0.02)                -
                                                                      ----------       ----------
         Net income per share, diluted                                $     0.18       $     0.03
                                                                      ----------       ----------
                                                                      ----------       ----------

         ANTIDILUTIVE SHARES:                                                  -              433
                                                                      ----------       ----------
                                                                      ----------       ----------

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   OTHER COMPREHENSIVE INCOME

The Company's total other comprehensive income for the periods shown was as follows:

                                                             Three Months Ended July 31,
                                                             ---------------------------
                                                                1999             1998
                                                             ----------       ----------
         Net income                                          $    1,746       $      258
         Foreign currency translation                               (29)             (34)
                                                             ----------       ----------
         Total other comprehensive income                    $    1,717       $      224
                                                             ----------       ----------
                                                             ----------       ----------

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 as filed with the SEC.


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

                                UNIFY CORPORATION

                                                      Three Months Ended July 31,
                                                      ---------------------------
                                                         1999             1998
                                                      ----------       ----------
         License revenues:
           Internet products                          $    3,817       $    2,150
           Client/server products                          2,187            2,092
                                                      ----------       ----------
            Total license revenues                         6,004            4,242
         Services revenues                                 2,704            2,418
                                                      ----------       ----------
            Total revenues                            $    8,708       $    6,660
                                                      ----------       ----------
                                                      ----------       ----------

Total revenues for the quarter ended July 31, 1999 increased 31% over the same quarter of the prior year to $8.7 million. Internet license revenues of $3.8 million in the first quarter of fiscal 2000 were 78% higher as compared with the same quarter of the prior year. This increase reflects continuing improved customer acceptance of the Company's Internet products, particularly in vertical application partner accounts. Client/server license revenues of $2.2 million were stable as compared with the same quarter of the prior year. In light of the age of these product lines and the Company's primary focus on developing and marketing its Internet products, the Company continues to anticipate that revenues from its client/server products may decline in the future. Service revenues increased slightly in the first quarter of fiscal 2000 as compared to the same quarter of the previous year, principally due to higher consulting revenues which resulted from the Company's pursuit of new Internet consulting opportunities during the quarter ended July 31, 1999.

International revenues were comparable at 53% and 52% of total revenues in the quarters ended July 31, 1999 and 1998, respectively.


COST OF REVENUES

Cost of software licenses were stable in absolute dollars and represented 4% and 5% of license revenues for the quarters ended July 31, 1999 and 1998, respectively. The decrease in cost of software licenses as a percentage of license revenues in the fiscal 2000 quarter was due to economies of scale associated with the growth in license revenues.

Cost of services were comparable at $1.1 million, or 42% and 44% of service revenues for the quarters ended July 31, 1999 and 1998, respectively. Within total services, the levels of customer maintenance and consulting and training revenues and expenses were also stable in the first quarter of fiscal 2000 as compared with the same quarter of the prior year. The rapid emergence of the Internet has created new consulting opportunities. The Company plans to expand its expertise in e-commerce and Internet application development solutions in fiscal 2000 in order to capitalize on these opportunities and as a result it expects that its consulting service costs may increase. Because there is generally a delay between the time additional consulting personnel are hired and when they become productive, the Company's results of operations may be adversely affected by the expansion of the Company's consulting services.

                                UNIFY CORPORATION

PRODUCT DEVELOPMENT

Product development expenses increased 8% to $1.6 million, or 18% of total revenues, in the quarter ended July 31, 1999, as compared with $1.4 million, or 22% of total revenues, for the same quarter of the prior year. The decrease in product development expenses as a percentage of total revenues was due to the growth in first quarter fiscal 2000 license revenues as compared with the same quarter of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development in fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 1999 increased 10% to $4.0 million, or 46% of total revenues, as compared to $3.7 million, or 55% of total revenues, for the same quarter of the prior year. Fiscal 2000 SG&A expenses were higher in absolute dollars compared to the same period of the prior year as the Company executed marketing programs to support the launch of its new eWave family of Internet products and augmented its bad debt reserves. These increases were partially offset by a decrease in sales expense due to open sales positions. The decrease in SG&A expenses as a percentage of total revenues was primarily attributable to the increase in first quarter fiscal 2000 license revenues as compared with the same quarter of the prior year. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

The Company recorded tax provisions for the quarters ended July 31, 1999 and 1998 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

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

                                UNIFY CORPORATION


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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had cash, cash equivalents and short-term investments of $12.7 million, compared to $11.4 million at April 30, 1999. Working capital increased to $14.0 million at July 31, 1999 from $11.9 million at April 30, 1999.

                                UNIFY CORPORATION


The Company's operating activities generated cash of $1.3 million during the three months ended July 31, 1999, primarily from net income. Investing activities during the period generated cash of $2.1 million, consisting principally of net sales of available-for-sale securities. Cash provided by financing activities during the period was $0.3 million, representing proceeds from issuance of common stock under the Company's stock option and stock purchase plans.

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


DISCLOSURES ABOUT MARKET RATE RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $9.0 million at July 31, 1999. The securities in the Company's short-term investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $3.7 million at July 31, 1999 and there were no material realized or unrealized gains or losses on short-term investments during the first quarter of fiscal 2000. Unify does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. Unify's short-term investments at July 31, 1999 consisted of $3.7 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 1999, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

FOREIGN CURRENCY EXCHANGE RATE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. For example, throughout calendar 1997 the U.S. dollar strengthened against the major European currencies, which resulted in lower revenues and expenses recorded for those regions when

                                UNIFY CORPORATION


translated into U.S. dollars. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At July 31, 1999, the Company had $1.1 million, $0.3 million and $0.8 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

                                UNIFY CORPORATION


The Company sought to identify all significant internal applications and business processes that would require modification to ensure Year 2000 compliance during fiscal 1996 and believes that, with the exception of its accounting systems and certain older equipment and software, all appropriate modification and testing of those applications and processes were completed by the end of fiscal 1997. With regard to its accounting systems, the reprogramming necessary for Year 2000 compliance was substantially complete by the end of the first quarter of fiscal 2000; the Company expects that testing of these systems will be complete by the end of the second quarter of fiscal 2000. With regard to the older equipment and software, primarily personal computers and related software, the installment of upgrades and replacements was substantially complete by the end of the first quarter of fiscal 2000. The Company expects that the testing of new equipment and software will be complete by the end of the second quarter of fiscal 2000. However, no assurance can be given that the Company will not experience unanticipated material costs caused by undetected errors or defects in its internal systems.

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

COSTS. The costs incurred in addressing the Year 2000 issue are being expensed as incurred in compliance with generally accepted accounting principles. The total cost to date of these Year 2000 compliance activities is approximately $850,000 and the cost of future Year 2000 compliance activities is estimated to be approximately $100,000. Funding of these costs will come from existing cash resources and anticipated future operating cash flows.

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

                                UNIFY CORPORATION



PART II.      OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

              Kurt M. Garbe, Executive Vice President of Field Operations at U.S. Web/CKS, joined the Company's board of directors effective August 12, 1999.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits

                       Exhibit 27      Financial Data Schedule


                (b)    Reports on Form 8-K

                       The Company filed no reports on Form 8-K during the quarter ended July 31, 1999.

                                UNIFY CORPORATION


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   September 10, 1999        Unify Corporation
                                  (REGISTRANT)



                                  By:

                                  Gary Pado
                                  --------------------------------------------
                                  Gary Pado
                                  Vice President, Finance and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)