Form 10-Q
period 1999-10-31
UNIFY CORP
filed 1999-12-15
CIK 880562

-----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

   9,090,452 shares of Common Stock, $0.001 par value, as of November 30, 1999

------------------------------------------------------------------------------

                                UNIFY CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Condensed Consolidated Balance Sheets as of
                          October 31, 1999 and April 30, 1999.............................         3

                      Condensed Consolidated Statements of Operations for
                          the three and six months ended October 31, 1999
                          and 1998........................................................         4


                      Condensed Consolidated Statements of Cash Flows
                          for the six months ended October 31, 1999 and 1998..............         5


                      Notes to Condensed Consolidated Financial Statements................         6

Item 2.               Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...................         8


PART II.              OTHER INFORMATION


Item 4.               Submission of Matters to a Vote of Security Holders.................        15


Item 6.               Exhibits and Reports on Form 8-K....................................        15


SIGNATURE  ...............................................................................        16



PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        October 31,       April 30,
                                                                            1999             1999
                                                                        ----------       ----------
                                                                        (unaudited)           (1)
ASSETS
Current assets:
   Cash and cash equivalents                                            $    8,666       $    5,315
   Short-term investments                                                    4,713            6,072
   Accounts receivable, net                                                  8,957            9,156
   Prepaid expenses and other current assets                                   708              732
                                                                        ----------       ----------
      Total current assets                                                  23,044           21,275

Property and equipment, net                                                  1,240            1,417
Other assets                                                                 2,255              242
                                                                        ----------       ----------
      Total assets                                                      $   26,539       $   22,934
                                                                        ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $      916       $    1,138
   Amounts due to minority interest stockholders                               576              608
   Accrued compensation and related expenses                                 1,598            1,650
   Other accrued liabilities                                                 2,814            2,621
   Deferred revenue                                                          2,363            3,326
                                                                        ----------       ----------
      Total current liabilities                                              8,267            9,343

Minority interest                                                              346              265


Stockholders' equity:
   Common stock                                                                  9                9
   Additional paid-in capital                                               54,852           54,123
   Notes receivable from stockholder                                           (77)            (125)
   Cumulative other comprehensive income                                      (688)            (653)
   Accumulated deficit                                                     (36,170)         (40,028)
                                                                        ----------       ----------
      Total stockholders' equity                                            17,926           13,326
                                                                        ----------       ----------
      Total liabilities and stockholders' equity                        $   26,539       $   22,934
                                                                        ==========       ==========



(1) Derived from the audited consolidated financial statements for the year ended April 30, 1999.


     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Three Months Ended               Six Months Ended
                                                       October 31,                     October 31,
                                            ---------------------------      ---------------------------
                                                 1999            1998             1999            1998
                                             ---------       ---------        ---------       ---------
Revenues:
   Software licenses                         $   6,411       $   4,726        $  12,415       $   8,968
   Services                                      2,805           2,474            5,509           4,892
                                             ---------       ---------        ---------       ---------
      Total revenues                             9,216           7,200           17,924          13,860
                                             ---------       ---------        ---------       ---------


Cost of revenues:
   Software licenses                               210             236              439             462
   Services                                      1,205           1,074            2,348           2,127
                                             ---------       ---------        ---------       ---------
      Total cost of revenues                     1,415           1,310            2,787           2,589
                                             ---------       ---------        ---------       ---------

Gross margin                                     7,801           5,890           15,137          11,271
                                             ---------       ---------        ---------       ---------

Operating expenses:
   Product development                           1,594           1,484            3,158           2,933
   Selling, general and administrative           4,094           3,606            8,127           7,259
                                             ---------       ---------        ---------       ---------
      Total operating expenses                   5,688           5,090           11,285          10,192
                                             ---------       ---------        ---------       ---------

      Income from operations                     2,113             800            3,852           1,079
Other income, net                                  112             100              247             123
                                             ---------       ---------        ---------       ---------
      Income before income taxes                 2,225             900            4,099           1,202
Provision for income taxes                        (113)            (44)            (241)            (88)
                                             ----------      ---------        ---------       ---------
      Net income                             $   2,112       $     856        $   3,858       $   1,114
                                             =========       =========        =========       =========


Net income per share:
   Basic                                     $    0.24       $    0.10        $    0.43       $    0.13
                                             =========       =========        =========       =========
   Diluted                                   $    0.22       $    0.10        $    0.40       $    0.13
                                             =========       =========        =========       =========

Shares used in computing net income
per share:
   Basic                                         8,952           8,435            8,906           8,414
                                             =========       =========        =========       =========
   Diluted                                       9,733           8,547            9,704           8,538
                                             =========       =========        =========       =========



     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED OCTOBER 31,
                                                                          ----------------------------
                                                                               1999              1998
                                                                           ----------          -------
Cash flows from operating activities:
   Net income                                                             $    3,858        $   1,114
   Reconciliation of net income to net cash provided by
   (used in) in operating activities:
      Depreciation                                                               496              554
      Minority interest                                                           81              (27)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                               (703)              97
         Prepaid expenses and other current assets                                34               32
         Accounts payable                                                       (245)             188
         Amounts due to minority interest stockholders                          (109)            (198)
         Accrued compensation and related expenses                               (73)            (239)
         Other accrued liabilities                                               184             (359)
         Deferred revenue                                                       (996)          (1,288)
                                                                          ----------        ---------
            Net cash provided by in operating activities                       2,527             (126)
                                                                          ----------        ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                 (4,713)           1,160
   Sales of available-for-sale securities                                      6,072                -
   Purchases of property and equipment                                          (313)            (344)
   Other assets                                                                 (913)              12
                                                                          -----------       ---------
            Net cash provided by (used) investing activities                     133              828
                                                                          ----------        ---------

Cash flows from financing activities:
   Principal payments under debt obligations                                       -              (22)
   Proceeds from issuance of common stock, net                                   729              211
   Repurchase of common stock                                                      -              (91)
   Collection of notes receivable from stockholders,
    net of interest receivable                                                    49               (5)
                                                                          ----------        ---------
            Net cash provided by financing activities                            778               93
                                                                          ----------        ---------

Effect of exchange rate changes on cash                                          (87)             (25)
                                                                          ----------        ---------
Net increase in cash and cash equivalents                                      3,351              770
Cash and cash equivalents, beginning of period                                 5,315            5,279
                                                                          ----------        ---------
Cash and cash equivalents, end of period                                  $    8,666        $   6,049
                                                                          ==========        =========

Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for:
   Interest                                                               $       27        $      81
                                                                          ==========        =========
   Income taxes                                                           $      254        $      54
                                                                          ==========        =========




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

2.   AMOUNTS DUE TO MINORITY INTEREST STOCKHOLDERS

In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with Sumitomo metals Industries, Ltd. ("SMI"). The loan bears interest at the Japanese prime rate (approximately 1% at September 30, 1999), and is secured by the assets of Unify Japan. In September 1999, this loan was extended for an additional year with a guarantee letter from SMI. The balance of the loan was 60 million yen at September 30, 1999.

3.   EARNINGS PER SHARE

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

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:


                                                   Three Months Ended                Six Months Ended
                                                      October 31,                       October 31,
                                            ---------------------------      ---------------------------
                                                 1999            1998             1999            1998
                                             ---------       ---------        ---------       ---------
NET INCOME  (NUMERATOR):
Net income, basic and diluted                $   2,112       $     856        $   3,858       $   1,114
                                             =========       =========        =========       =========

SHARES  (DENOMINATOR):
Weighted average shares of common
    stock outstanding, basic                     8,952           8,435            8,906           8,414
Weighted average common equivalent
    shares outstanding                             781             112              798             124
                                             ---------       ---------        ---------       ---------
Weighted average shares of common
    stock outstanding, diluted                   9,733           8,547            9,704           8,538
                                             =========       =========        =========       =========

PER SHARE AMOUNT:
Net income per share, basic                  $    0.24       $    0.10        $    0.43       $    0.13
Reduction in net income per share due
    due to weighted average common
    common equivalent shares                    (0.02)               -           (0.03)               -
                                             ---------       ---------        ---------       ---------
Net income per share, diluted                $    0.22       $    0.10        $    0.40       $    0.13
                                             =========       =========        =========       =========

ANTIDILUTIVE SHARES:                                 4             528                4             533
                                             =========       =========        =========       =========


4.   COMPREHENSIVE INCOME

The Company's total comprehensive income for the periods shown was as follows:


                                                Three Months Ended                  Six Months Ended
                                                    October 31,                       October 31,
                                            ---------------------------      ---------------------------
                                                 1999            1998             1999            1998
                                             ---------       ---------        ---------       ---------
Net income                                   $   2,112       $     856        $   3,858       $   1,114
Foreign currency translation                        (6)            (75)             (35)            (41)
                                             ---------       ---------        ---------       ---------
    Total comprehensive income               $   2,106       $     781        $   3,823       $   1,073
                                             =========       =========        =========       =========



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

RESULTS OF OPERATIONS

REVENUES

The Company's strategy is to aggressively market and enhance its e-commerce and Internet products. The Company continues to support its extensive installed base of client/server products, which the Company believes represents a significant source of potential customers for its Internet products. The Company also generates significant revenues from services, including customer maintenance, consulting and training. The following table sets forth revenues from licenses of its Internet and client/server products and from services for the periods indicated:

                                UNIFY CORPORATION


                                                Three Months Ended               Six Months Ended
                                                    October 31,                      October 31,
                                            ---------------------------      ---------------------------
                                                 1999            1998             1999            1998
                                             ---------       ---------        ---------       ---------
License revenues:
   Internet products                         $   4,210       $   2,719        $   8,027       $   4,869
   Client/server products                        2,201           2,007            4,388           4,099
                                             ---------       ---------        ---------       ---------
      Total license revenues                     6,411           4,726           12,415           8,968
Services revenues                                2,805           2,474            5,509           4,892
                                             ---------       ---------        ---------       ---------
      Total revenues                         $   9,216       $   7,200        $  17,924       $  13,860
                                             =========       =========        =========       =========



Total revenues for the three and six months ended October 31, 1999 increased 28% and 29%, respectively, over the same periods of the prior year. License revenues from internet products for the three and six months ended October 31, 1999 were 55% and 65% higher, respectively, than for the same periods of the prior year, reflecting increased customer acceptance of those products. License revenues from client/server products were comparable at $2 million in each of the quarters ended October 31, 1999 and 1998. Client/server license revenues for the six months ended October 31, 1999 increased 7% over the same period of the prior year. Service revenues for the three and six months ended October 31, 1999 increased 13% and 13%, respectively, over the same periods of the prior year principally due to higher consulting revenues which resulted from the company's pursuit of new internet consulting opportunities during fiscal 2000.

International revenues decreased to 40% and 38% of total revenues in the three and six months ended October 31, 1999 from 56% and 54% of total revenues in the three and six months ended October 31, 1998, due to increased focus on the domestic internet and e-commerce market.

COST OF REVENUES

Cost of software licenses represented 3% of software license revenues for the three and 4% of software licenses for the six months ended October 31, 1999 and were comparable to cost of software licenses in the same periods of the prior year.

Cost of services for the three and six months ended October 31, 1999 increased 12% and 9% compared to the same periods of the prior year, primarily due to higher consulting costs associated with the company's pursuit of new internet consulting opportunities during fiscal 2000. Cost of services for the three months ended October 31, 1999 reflected no change (at 43%) and for the six months ended October 31, 1999 decreased as a percentage of service revenues to approximately 43% in the same periods of the prior year primarily due to higher service revenues in these fiscal 2000 periods.

                                UNIFY CORPORATION

PRODUCT DEVELOPMENT

Product development expenses for the quarters ended October 31, 1999 and 1998 were comparable at $1.6 million and $1.5 million, respectively, and represented 17% and 21% of total revenues for those periods. Product development expenses for the six months ended October 31, 1999 and 1998 were also stable at approximately $3.2 million and $2.9 million, respectively and represented 18% and 21% of total revenues for those periods. The decreases in product development expenses as a percentage of total revenues were due to the growth in license revenues during the fiscal 2000 periods as compared to the same periods of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 1999 increased to $4.1 million, or 44% of total revenues, as compared to $3.6 million, or 50% of total revenues, for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 1999 increased to $8.1 million, or 45% of total revenues, as compared to $7.3 million, or 52% of total revenues, for the same period of the prior year. Fiscal 2000 SG&A expenses were higher in absolute dollars compared to the same period of the prior year as the Company executed marketing programs to support the launch of its new eWave family of Internet products and augmented its bad debt reserves. These increases were partially offset by a decrease in sales expense due to open sales positions. The decreases in SG&A expenses as a percentage of total revenues were attributable to the increase in fiscal 2000 license revenues as compared to the same periods of the prior year. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

The Company recorded tax provisions for the three and six months ended October 31, 1999 and 1998 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

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

                                UNIFY CORPORATION

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

The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignment of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; the results of international expansion; currency fluctuations; and general domestic and international economic and political conditions. Because a significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from orders ranging in size from $250,000 to approximately $1 million or more, the timing of such orders and their fulfillment has caused and is expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

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

The Company also expects that its operating results will be affected by seasonal trends. The Company believes that, in general, it is likely it will experience relatively higher revenues in fiscal quarters ending April 30 and relatively lower revenues in fiscal quarters ending July 31 as a result of efforts by its sales force to meet fiscal year-end sales quotas. The Company also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

                                UNIFY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had cash, cash equivalents and short-term investments of $13.4 million, compared to $11.4 million at April 30, 1999. Working capital increased to $14.7 million at October 31, 1999 from $11.9 million at April 30, 1999.

The Company's operating activities generated cash of $2.5 million during the six months ended October 31, 1999, primarily from net income. Investing activities during the period generated cash of $.1 million, consisting principally of net purchases of available-for-sale securities. Cash provided by financing activities during the period was $0.8 million, primarily comprised of proceeds from issuance of common stock under the Company's stock option and stock purchase plans.

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

DISCLOSURES ABOUT MARKET RATE RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $8.7 million at October 31, 1999. The securities in the Company's short-term investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $4.7 million at October 31, 1999 and there were no material realized or unrealized gains or losses on short-term investments during the first six months of fiscal 2000. Unify does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. Unify's short-term investments at October 31, 1999 consisted of $4.7 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at October 31, 1999, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

                                UNIFY CORPORATION

FOREIGN CURRENCY EXCHANGE RATE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At October 31, 1999, the Company had $1.3 million, $0.3 million and $1.2 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

                                UNIFY CORPORATION

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

The Company sought to identify all significant internal applications and business processes that would require modification to ensure Year 2000 compliance during fiscal 1996 and believes that, with the exception of its accounting systems and certain older equipment and software, all appropriate modification and testing of those applications and processes were completed by the end of fiscal 1997. With regard to its accounting systems, the reprogramming and testing necessary for Year 2000 compliance was complete by the end of the second quarter of fiscal 2000. With regard to the older equipment and software, primarily personal computers and related software, the installation and testing of upgrades and replacements was complete by the end of the second quarter of fiscal 2000. However, no assurance can be given that the Company will not experience unanticipated material costs caused by undetected errors or defects in its internal systems.

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

COSTS. The costs incurred in addressing the Year 2000 issue are being expensed as incurred in compliance with generally accepted accounting principles. The total cost to date of these Year 2000 compliance activities was approximately $950,000 and no significant costs remain. Funding of these costs have come from existing cash resources.

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

CONTINGENCY PLANS. The Company currently expects that the Year 2000 issue will not pose significant internal operational problems. However, a delay in implementing new information

                                UNIFY CORPORATION

systems, or a failure to fully identify all Year 2000 dependencies in Unify's internal systems or in the systems of the Company's suppliers and service providers could have material adverse consequences, including delays in the delivery of products. Therefore, the Company has developed contingency plans for continuing operations should these types of problems arise.

PART II.            OTHER INFORMATION

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    At the annual meeting of the Company's stockholders held on October 8, 1999, the following matters were voted upon:


                    1. The election of each of the nominees for director were approved with the following votes:


                                                                IN FAVOR          WITHHELD
                                                                --------          --------
                         Reza Mikailli                          8,246,655          189,320
                         Kurt M. Garbe                          8,247,963          188,012
                         Steven D. Whiteman                     8,249,813          186,162


                    2. The amendment of the Company's 1991 Stock Option Plan to increase the maximum aggregate number of shares of the Company's Common Stock authorized for issuance from 2,700,000 shares to 3,100,000. Of the total shares voting on the foregoing amendment, 6,663,486 voted in favor, 1,752,134 voted against, and 20,355 abstained.

                    3. The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending April 30, 2000. Of the total shares voting on the foregoing resolution, 8,361,935 voted in favor, 60,005 voted against, and 14,035 abstained.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                      (a)    Exhibits
                             Exhibit 27          Financial Data Schedule

                      (b)    Reports on Form 8-K
                             The Company filed no reports on Form 8-K during the quarter ended October 31, 1999.

                                UNIFY CORPORATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   December XX, 1999        Unify Corporation
                                 (REGISTRANT)


                                 By:

                                 Gary Pado
                                 --------------------------------
                                 Gary Pado
                                 Vice President, Finance, and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer)