Form 10-Q
period 2000-01-31
UNIFY CORP
filed 2000-03-16
CIK 880562

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000
 OR

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

  18,391,419 shares of Common Stock, $0.001 par value, as of February 29, 2000

------------------------------------------------------------------------------

                                UNIFY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
               January 31, 2000 and April 30, 1999................................         3

              Condensed Consolidated Statements of Operations for
                  the three and nine months ended January 31, 2000
                  and 1999........................................................         4

              Condensed Consolidated Statements of Cash Flows
                  for the nine months ended January 31, 2000 and 1999.............         5

              Notes to Condensed Consolidated Financial Statements................         6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................         8


PART II.      OTHER INFORMATION


Item 5.       Disclosure of Investment in Evergreen Internet, Inc.................        14

Item 6.       Exhibits and Reports on Form 8-K....................................        14


SIGNATURE.........................................................................        15

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        January 31,       April 30,
                                                                            2000             1999
                                                                        ----------        ---------
ASSETS                                                                  (unaudited)              (1)
Current assets:
   Cash and cash equivalents                                            $   11,529       $    5,315
   Short-term investments                                                    3,669            6,072
   Accounts receivable, net                                                  9,763            9,156
   Prepaid expenses and other current assets                                   897              732
                                                                        ----------       ----------
      Total current assets                                                  25,858           21,275

Property and equipment, net                                                  1,097            1,417
Other assets                                                                 3,232              242
                                                                        ----------       ----------
      Total assets                                                      $   30,187       $   22,934
                                                                        ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $    1,059       $    1,138
   Amounts due to minority interest stockholders                               475              608
   Accrued compensation and related expenses                                 1,604            1,650
   Other accrued liabilities                                                 2,328            2,621
   Deferred revenue                                                          3,303            3,326
                                                                        ----------       ----------
      Total current liabilities                                              8,769            9,343

Minority interest                                                              306              265

Stockholders' equity:
   Common stock                                                                  9                9
   Additional paid-in capital                                               55,290           54,123
   Notes receivable from stockholder                                           (52)            (125)
   Cumulative other comprehensive income                                      (741)            (653)
   Accumulated deficit                                                     (33,394)         (40,028)
                                                                        ----------       ----------
      Total stockholders' equity                                            21,112           13,326
                                                                        ----------       ----------
      Total liabilities and stockholders' equity                        $   30,187       $   22,934
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

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                Three Months Ended               Nine  Months Ended
                                                    January 31,                      January 31,
                                            ---------------------------      ---------------------------
                                                 2000            1999             2000            1999
                                             ---------       ---------        ---------       ---------
Revenues:
   Software licenses                         $   7,104       $   5,343        $  19,519       $  14,311
   Services                                      2,997           2,734            8,506           7,626
                                             ---------       ---------        ---------       ---------
      Total revenues                            10,101           8,077           28,025          21,937
                                             ---------       ---------        ---------       ---------

Cost of revenues:
   Software licenses                               261             172              700             634
   Services                                      1,200           1,088            3,549           3,215
                                             ---------       ---------        ---------       ---------
      Total cost of revenues                     1,461           1,260            4,249           3,849
                                             ---------       ---------        ---------       ---------

Gross margin                                     8,640           6,817           23,776          18,088
                                             ---------       ---------        ---------       ---------

Operating expenses:
   Product development                           1,562           1,457            4,719           4,390
   Selling, general and administrative           4,303           3,933           12,431          11,192
                                             ---------       ---------        ---------       ---------
      Total operating expenses                   5,865           5,390           17,150          15,582
                                             ---------       ---------        ---------       ---------

      Income from operations                     2,775           1,427            6,626           2,506
Other income, net                                  113              53              361             176
                                             ---------       ---------        ---------       ---------
      Income before income taxes                 2,888           1,480            6,987           2,682
Provision for income taxes                        (113)            (72)            (354)           (160)
                                             ----------      ---------        ---------       ---------
      Net income                             $   2,775       $   1,408        $   6,633       $   2,522
                                             =========       =========        =========       =========


Net income per share:
   Basic                                     $    0.15       $    0.08        $    0.37       $    0.15
                                             =========       =========        =========       =========
   Diluted                                   $    0.14       $    0.08        $    0.35       $    0.14
                                             =========       =========        =========       =========

Shares used in computing net income
per share:
   Basic                                        18,183          17,046           17,714          16,988
                                             =========       =========        =========       =========
   Diluted                                      19,843          18,710           18,781          18,176
                                             =========       =========        =========       =========


         See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Nine Months Ended January 31,
                                                                          -----------------------------
                                                                               2000              1999
                                                                          -----------        ----------
Cash flows from operating activities:
   Net income                                                             $    6,633        $   2,522
   Reconciliation of net income to net cash provided by
   (used in) in operating activities:
      Depreciation                                                               740              826
      Provision for losses on accounts receivable                                                 481
      Minority interest                                                           40              (38)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                             (1,722)          (2,316)
         Prepaid expenses and other current assets                              (154)             113
         Accounts payable                                                        (99)             (81)
         Amounts due to minority interest stockholders                          (203)            (212)
         Accrued compensation and related expenses                               (51)            (521)
         Other accrued liabilities                                              (283)            (166)
         Deferred revenue                                                        (33)            (760)
                                                                          ----------        ---------
            Net cash provided by in operating activities                       4,868             (152)
                                                                          ----------        ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                 (3,669)          (2,300)
   Sales of available-for-sale securities                                      6,072            3,460
   Purchases of property and equipment                                          (418)            (450)
   Other assets                                                               (1,778)              12
                                                                          -----------       ---------
            Net cash provided by investing activities                            207              722
                                                                          ----------        ---------

Cash flows from financing activities:
   Principal payments under debt obligations                                                      (22)
   Proceeds from issuance of common stock, net                                 1,167              547
   Repurchase of common stock                                                                    (159)
   Accrual of interest on notes receivable from stockholders                                       (8)
   Collection of notes receivable from stockholders,
    net of interest receivable                                                    75               75
                                                                          ----------        ---------
            Net cash provided by financing activities                          1,242              433
                                                                          ----------        ---------

Effect of exchange rate changes on cash                                         (102)             (27)
                                                                          ----------        ---------
Net increase in cash and cash equivalents                                      6,214              976
Cash and cash equivalents, beginning of period                                 5,315            5,279
                                                                          ----------        ---------
Cash and cash equivalents, end of period                                  $   11,529        $   6,255
                                                                          ==========        =========

Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for:
   Interest                                                               $       63        $     108
                                                                          ==========        =========
   Income taxes                                                           $      152        $      68
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

2.       OTHER ASSETS

                                                                              January 31,      April 30,
                                                                                  2000            1999
                                                                              --------        --------
Investments                                                                   $     800       $       0
Notes Receivable                                                                  1,587             118
Other Assets                                                                        845             124
                                                                              ---------       ---------
      Total Other Assets                                                      $   3,232       $     242
                                                                              =========       =========

3.   AMOUNTS DUE TO MINORITY INTEREST STOCKHOLDERS

In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with Sumitomo Metals Industries, Ltd. ("SMI"). The loan bears interest at the Japanese prime rate (approximately 1% at February 29, 2000), and is secured by the assets of Unify Japan. In September 1999, this loan was extended for an additional year with a guarantee letter from SMI. The balance of the loan was 50 million yen at February 29, 2000.

4.   EARNINGS PER SHARE

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

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

                                                Three Months Ended               Nine Months Ended
                                                    January 31,                      January 31,
                                            ---------------------------      ---------------------------
                                                 2000            1999             2000            1999
                                             ---------       ---------        ---------       ---------
NET INCOME  (NUMERATOR):
Net income, basic and diluted                $   2,775       $   1,408        $   6,633       $   2,522
                                             =========       =========        =========       =========

SHARES  (DENOMINATOR):
Weighted average shares of common
    stock outstanding, basic                    18,183          17,046           17,714          16,988
Weighted average common equivalent
    shares outstanding                           1,660           1,664            1,077           1,188
                                             ---------       ---------        ---------       ---------
Weighted average shares of common
    stock outstanding, diluted                  19,843          18,710           18,781          18,176
                                             =========       =========        =========       =========

PER SHARE AMOUNT:
Net income per share, basic                  $    0.15       $    0.08        $    0.37       $    0.15
Reduction in net income per share due
    due to weighted average common
    common equivalent shares                    (0.01)               -           (0.02)          (0.01)
                                             ---------       ---------        ---------       ---------
Net income per share, diluted                $    0.14       $    0.08        $    0.35       $    0.13
                                             =========       =========        =========       =========

ANTIDILUTIVE SHARES:                                 6               0                3              22
                                             =========       =========        =========       =========



5.   COMPREHENSIVE INCOME

The Company's total comprehensive income for the periods shown was as follows:

                                                Three Months Ended                Nine Months Ended
                                                    January 31,                       January 31,
                                            ---------------------------      ---------------------------
                                                 2000            1999             2000            1999
                                             ---------       ---------        ---------       ---------

Net income                                   $   2,775       $   1,408        $   6,633       $   2,522
Foreign currency translation                       (52)            (32)             (88)            (73)
                                             ---------       ---------        ---------       ---------
    Total comprehensive income               $   2,723       $   1,376        $   6,545       $   2,449
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


                                                Three Months Ended                Nine Months Ended
                                                    JANUARY 31,                       JANUARY 31,
                                            ---------------------------      ---------------------------
                                                 2000            1999             2000            1999
                                             ---------       ---------        ---------       ---------
License revenues:
   Internet products                         $   5,002       $   3,139        $  13,029       $   8,008
   Client/server products                        2,102           2,204            6,490           6,303
                                             ---------       ---------        ---------       ---------
      Total license revenues                     7,104           5,343           19,519          14,311
Services revenues                                2,997           2,734            8,506           7,626
                                             ---------       ---------        ---------       ---------
      Total revenues                         $  10,101       $   8,077        $  28,025       $  21,937
                                             =========       =========        =========       =========

Total revenues for the three and nine months ended January 31, 2000 increased 25% and 28%, respectively, over the same periods of the prior year. License revenues from internet products for the three and nine months ended January 31, 2000 were 59% and 63% higher, respectively, than for the same periods of the prior year, reflecting increased customer acceptance of those products. License revenues from client/server products were comparable at approximately $2 million in each of the quarters ended January 31, 2000 and 1999. Client/server license revenues for the nine months ended January 31, 2000 increased 3% over the same period of the prior year. Service revenues for the three and nine months ended January 31, 2000 increased 10% and 12%, respectively, over the same periods of the prior year principally due to higher consulting revenues which resulted from the company's pursuit of new internet consulting opportunities during fiscal 2000.

International revenues decreased to 44% and 41% of total revenues in the three and nine months ended January 31, 2000 from 48% and 52% of total revenues in the three and nine months ended January 31, 1999, due to increased focus on the domestic internet and e-commerce market.

COST OF REVENUES

Cost of software licenses represented 4% of software license revenues for both the three month period and the nine month period ended January 31, 2000 and were comparable to cost of software licenses in the same periods of the prior year.

Cost of services for the three and nine months ended January 31, 2000 increased by 10% and 10%, respectively, compared to the same periods of the prior year, primarily due to higher consulting costs associated with the company's pursuit of new internet consulting opportunities during fiscal 2000. In percentage terms, cost of services for the three months ended January 31, 2000 reflected no change (at 40%) and also reflected no change (at 42%) for the nine months ended January 31, 2000, primarily due to higher service revenues in these fiscal 2000 periods.

PRODUCT DEVELOPMENT

Product development expenses for the quarters ended January 31, 2000 and 1999 were comparable at $1.6 million and $1.5 million, respectively, and represented 15% and 18% of total revenues for those periods. Product development expenses for the nine months ended January 31, 2000 and 1999 were also stable at approximately $4.7 million and $4.4 million, respectively and represented 17% and 20% of total revenues for those periods. The decreases in product development expenses as a percentage of total revenues were due to the growth in license revenues during the fiscal 2000 periods as compared to the same periods of the prior year. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the quarter ended Janaury 31, 2000 increased to $4.3 million, or 43% of total revenues, as compared to $3.9 million, or 49% of total revenues, for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 2000 increased to $12.4 million, or 44% of total revenues, as compared to $11.2 million, or 51% of total revenues, for the same period of the prior year. Fiscal 2000 SG&A expenses were higher in absolute dollars compared to the same period of the prior year as the Company executed marketing programs to support the launch of its new eWave family of Internet products and augmented its bad debt reserves. These increases were partially offset by a decrease in sales expense due to open sales positions. The decreases in SG&A expenses as a percentage of total revenues were attributable to the increase in fiscal 2000 license revenues as compared to the same periods of the prior year. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

The Company recorded tax provisions for the three and nine months ended January 31, 2000 and 1999 which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company utilized net operating loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company had cash, cash equivalents and short-term investments of $15.2 million, compared to $11.4 million at April 30, 1999. Working capital increased to $17.1 million at January 31, 2000 from $11.9 million at April 30, 1999.

The Company's operating activities generated cash of $4.9 million during the nine months ended January 31, 2000, primarily from net income. Investing activities during the period generated cash of $.2 million, consisting principally of net sales of available-for-sale securities. Cash provided by financing activities during the period was $1.2 million, primarily comprised of proceeds from issuance of common stock under the Company's stock option and stock purchase plans.

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


DISCLOSURES ABOUT MARKET RATE RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $11.5 million at January 31, 2000. The securities in the Company's short-term investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $3.7 million at January 31, 2000 and there were no material realized or unrealized gains or losses on short-term investments during the first nine months of fiscal 2000. Unify does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. Unify's short-term investments at January 31, 2000 consisted of $3.7 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at January 31, 2000, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

FOREIGN CURRENCY EXCHANGE RATE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At January 31, 2000, the Company had $2.0 million, $0.4 million and $1.4 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

YEAR 2000

The Company did not experience any significant issues for any of its products with the advent of the new millenium. All current Unify products use four-digit years for all internal manipulations and representations. The Company informed its customers that it was phasing out support for certain older versions of Unify products that were not Year 2000 compliant by December 15, 1999. The Company has not been sued and is not aware of any potential lawsuits regarding Year 2000 claims. The possibility exists that the Company may face claims based on Year 2000 problems in other companies' products or issues arising from the integration of multiple products within an overall system. The costs of defending and resolving Year 2000 issues, regardless of the merits of such disputes, and any liability the Company may have for such Year 2000 related damages, could materially adversely affect the Company's business, operating results, and financial condition.

To date, the Company is not aware of any significant supplier or service provider with a Year 2000 issue that would materially impact the Company's business, operating results or financial condition.

COSTS. The costs incurred in addressing the Year 2000 issue were expensed as incurred in compliance with generally accepted accounting principles. The total cost of these Year 2000 compliance activities was approximately $950,000. Funding of these costs have come from existing cash resources. No current or future expenditures for the Year 2000 issue are foreseen at this time.

PART II.            OTHER INFORMATION


ITEM 5.             DISCLOSURE OF INVESTMENT IN EVERGREEN INTERNET, INC.

                     The Company has entered into two Stock Subscription Agreements with Evergreen Internet, Inc. The Company will issue Unify Corporation shares worth $5 million to Evergreen Internet, Inc. in exchange for a total of 1,040,993 common shares, or approximately 10% of Evergreen Internet, Inc. The Company currently has an OEM agreement with Evergreen Internet, Inc. related to its eWave Commerce product.


ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                      (a)    Exhibits
                             Exhibit 27          Financial Data Schedule


                      (b)    Reports on Form 8-K
                             The Company filed no reports on Form 8-K during the quarter ended January 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   March 14, 2000            Unify Corporation
                                  (REGISTRANT)



                                  By:

                                  /s/ Gary Pado
                                  --------------------------------------------
                                  Gary Pado
                                  Vice President, Finance, and Chief Financial
                                  Officer  (Principal Financial and Accounting
                                  Officer)