Form 10-K
period 2000-04-30
UNIFY CORP
filed 2000-12-22
CIK 880562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934      FOR THE FISCAL YEAR ENDED APRIL 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934      FOR THE TRANSITION PERIOD FROM       TO

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

                           2101 ARENA BLVD, SUITE 100
                          SACRAMENTO, CALIFORNIA 95834
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                            TELEPHONE: (916) 928-6400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.0005 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES    [  ]         NO    [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 18, 2000 as reported on over the counter market was approximately $4,015,000 ($0.25 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 13, 2000, the Registrant had 18,931,766 shares of Common Stock outstanding.


================================================================================

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

ITEM 1. BUSINESS

THE COMPANY

Unify Corporation ("Unify" or the "Company") develops, markets and supports software for extending business applications to the Web. The Company delivers feature rich products and services for organizations growing their business on the Web based on open, Java technologies. Unify's products provide a robust, scalable foundation for building, deploying and managing online applications that help companies run their e-commerce and e-business sites.

According to Giga Information Group, the size of the Enterprise JavaBeans ("EJB") application server market is estimated to have been $585 million in 1999. Giga Information Group expects the market to grow to $1.64 billion in 2000 and reach $9 billion by 2003. Also, in less than two years the application server market has grown to include more than 40 vendors. Additionally, Sun Microsystems estimates that there are approximately 750,000 Java developers around the world and growing. These developers and the companies employing these developers are using EJB technology and Web application server technology to build robust Java-based Web sites.

Unify is pursuing this market opportunity with its flagship product line, Unify eWave. Unify eWave provides organizations with production-ready, scalable and affordable software for building, deploying and managing applications built on the Java 2, Enterprise Edition (J2EE) Platform. The Unify eWave line features a Web application server and an EJB application server in Unify eWave Engine, and an e-commerce framework in Unify eWave Commerce. These products enable developers to rapidly build production-ready, scalable Internet and e-commerce applications that are easy to manage and run with minimal down time.

In addition to the Unify eWave product line, the Company offers Unify VISION, which is a comprehensive fourth generation language ("4GL") application server. The Company also continues to enhance and support its legacy product Unify DataServer, a family of database management system products, and ACCELL/SQL, a family of client/server application development tools. In addition to software products, the Company offers training, consulting and support services to its customers.

The Company's customers consist primarily of corporate information technology ("IT") departments, solutions integrators ("SIs"), application service providers ("ASPs"), independent software vendors ("ISVs"), value added resellers ("VARs") and distributors. The Company markets its products directly to these markets through its sales organizations in the United States, United Kingdom, France and Japan and indirectly to end-users through a worldwide network of 15 distributors. The Company markets products to organizations in vertical industries in the Americas, Europe, Japan, Asia Pacific, Australia, South Africa, India and Russia.

In addition to its facilities in Sacramento, the Company also has offices in the United Kingdom, France and Japan. The Company closed its San Jose office in October 2000. The principal geographic markets for the Company's products are in the Americas, Europe, Japan, Asia Pacific and Australia.

On September 30, 2000 the Company moved its principal executive offices to Sacramento, California. On October 30, 2000 the Company relocated its operation to a new facility at 2101 Arena Blvd. Suite 100, Sacramento, California 95834. The telephone number is (916) 928-6400.

In April 2000, the Company acquired privately held New Atlanta Communications, LLC ("New Atlanta"), a provider of Java Servlet and Java Server Pages ("JSP") technology. In November 2000, New Atlanta and the Company agreed to rescind the acquisition agreement and enter into a three year OEM agreement in which the Company is able to embed New Atlanta's ServletExec with Unify eWave products. The agreement is renewable for an additional three years.

Unify was initially incorporated in California in 1980 and was reincorporated in Delaware in 1996.

PRODUCTS

The Unify eWave product family provides organizations with enterprise-level technology for successfully developing and deploying dynamic Internet and e-commerce applications built on the J2EE platform. The Unify eWave product line consists of Unify eWave Engine and Unify eWave Commerce. Unify's other products include the Unify VISION, Unify DataServer and ACCELL/SQL product families.

                                   UNIFY EWAVE

UNIFY EWAVE ENGINE

Unify eWave Engine allows organizations to take advantage of the latest industry standards in the J2EE platform including JavaServer Pages (JSP), servlets, and EJB technology to build dynamic Web applications that range from corporate intranets to full-featured e-commerce sites. Unify eWave Engine extends and enhances web servers to deliver dynamic web pages that leverage an organization's existing business systems. Unify eWave Engine provides powerful Java functionality at the server level so companies can provide dynamic, real-time, secure access to data by customers, employees, partners and suppliers. Unify eWave Engine also provides advanced features such as dynamic application replication, which allows the high throughput that is required for e-commerce sites that must be kept online 24/7/365. Unify eWave Engine supports all major Web servers and operating systems, including Microsoft IIS, Netscape Enterprise Server, iPlanet Web Server, and Apache Web Server across UNIX, Microsoft Windows, and Linux.

UNIFY EWAVE COMMERCE

Unify eWave Commerce is a private label e-commerce framework for building Web-based storefronts and e-business sites based on J2EE technology. Unify eWave Commerce provides a standards-based, open platform for traditional "brick-and-mortar" companies to seamlessly extend their existing business applications to the Web, creating an online enterprise. Delivered as a Java component framework, Unify eWave Commerce provides pre-built components including a shopping cart, order management, pricing, payment processing and merchandising management, as well as multi-store capabilities, and browser-based back office management. Unify eWave Commerce supports all major Web servers and operating systems, including Microsoft IIS, Netscape Enterprise Server, iPlanet Web Server, and Apache Web Server across UNIX, Microsoft Windows, and Linux.

                                  UNIFY VISION

The Unify VISION product family is comprised of Unify VISION AppServer, Unify VISION AppBuilder and WebNow!.

UNIFY VISION APPSERVER

VISION AppServer is a 4GL application server that allows IT organizations to integrate custom-built and packaged applications with the Internet. VISION's universal client architecture enables end users to access server-based application services from all client technologies such as Windows, HTML-based and Java-based applications. Unify VISION AppServer has a scalable architecture that delivers a high level of performance, availability and reliability by offering server replication, load balancing, fail-over and recovery, and publish-and-subscribe capabilities. These services are designed to lower total cost of ownership by allowing organizations to effectively manage their applications from a single point of control. VISION AppServer is available for Microsoft Windows NT, Linux, and all leading UNIX server platforms.

UNIFY VISION APPBUILDER

The development environment for VISION AppServer is VISION AppBuilder, an object oriented, repository-based component framework designed to enable developers to rapidly create and easily modify application components. Its powerful pre-built components enable developers to focus on the business components and processes that make up the heart of their applications. VISION AppBuilder supports components developed in C, C++ and Java, and provides a high-level business language that allows developers to focus on defining business rules rather than on the complexity of the underlying technologies.

UNIFY WEBNOW!

Unify WebNow! is a dynamic Web page engine that allows companies to provide Web access to their database applications without complex programming. Unify WebNow! combines user-profile, database and access control information to generate user-centric Web site content on the fly. It is designed for organizations that want to provide access to any standard database via a Web browser.

                                UNIFY DATASERVER

Unify DataServer is a family of database management products. Unify DataServer is a high performance, easy-to-use family of products with minimal maintenance and memory requirements that can quickly accommodate the growth of user requirements over time. Unify DataServer allows developers to create graphical applications and migrate existing database applications to enterprise network and Internet environments. Unify DataServer products support all major UNIX platforms, Linux, and Microsoft Windows NT.

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

MARKETS

The Company's products are marketed and distributed to a wide range of customers ranging from Internet startups to small and medium size companies to Global 2000 businesses. As of September 30, 2000, the Company's customers worldwide, included Ameritech, AT&T, Bear Stearns, Bell Atlantic, Cisco Systems, ezgov.com, i2

Technologies, Lucent Technologies, mysimon.com, Morgan Stanley Dean Witter & Co., Motorola, Netegrity Inc., Pacific Bell, Remedy Corp, Hitachi Systems Europe, Credit Lyonnais and Barclays Capital.

No customer accounted for more than 10% of the Company's revenues for fiscal 2000, 1999 or 1998.

Unify's products help organizations develop applications that reduce the total cost of ownership of the application lifecycle. Companies are deploying Web applications to address a wide range of strategic business needs including selling direct over the Internet, Web-enabling their supply chain or distribution channel or any other business-to-business initiative.

The use of open standards, including Java technology, to achieve the low cost of deploying Web applications helps companies achieve a significant competitive advantage because they are not locked into one vendor or a proprietary technology for their applications. The Company believes that the openness, scalability and affordability of the Unify eWave product line makes Unify attractive to rapidly growing companies. Unify's target market includes mid-market IT organizations, ISVs, VARs and ASPs.

SALES, MARKETING AND DISTRIBUTION

Unify markets its products and professional services domestically through a combination of direct sales and indirect sales channels, including VARs, distributors and SIs. The Company's marketing efforts are primarily directed at broadening the market for Unify eWave by increasing awareness and informing customers of the capabilities and benefits of the products and services, and stimulating demand across all market segments. Marketing activities include public relations and advertising, publishing newsletters, direct mailings, product datasheets, attending trade shows, coordinating the Company's participation in industry programs and forums, establishing and maintaining close relationships with partners, and establishing and maintaining close relationships with recognized industry analysts.

The Company markets its products internationally through subsidiaries in the United Kingdom, France, and Japan, and through distributors in Europe, Japan, Asia Pacific, Australia, Latin America, South Africa, India, and Russia. International revenues accounted for 56%, 51% and 56% of total revenues in fiscal 2000, 1999 and 1998, respectively. The Company's network of international distributors supplements its targeted direct sales presence.

The Company complements its domestic and international direct sales efforts with its indirect sales channels. Indirect sales channels include VARs, SIs, and distributors. Such indirect sales channels leverage the Company's own sales, support and consulting resources in providing complete solutions to customers.

In addition, the Company plans to continue to leverage its installed base of Unify DataServer and ACCELL/SQL customers. The Company's sales and marketing strategy in part targets this installed base with the objective of generating Unify Vision and Unify eWave Engine license revenues, as a segment of this customer base migrates to enterprise network and Internet applications. The Company also continues to market and support its Unify DataServer and ACCELL/SQL product families to serve customers that are not yet ready to move to enterprise network and Internet environments.

In November 2000, the Company launched its e-commerce site, www.unifyewave.com, that allows visitors to download, evaluate and purchase products. Electronic distribution provides the Company with a low-cost, globally accessible, 24-hour sales channel.

As of April 30, 2000, the Company had 39 employees engaged in sales and marketing activities, 19 in North America, 14 in Europe, and 6 in Japan.

SUPPORT AND PROFESSIONAL SERVICES

The Company believes that superior support and professional services, including product support and maintenance, consulting services and customer training, are critical for achieving and maintaining customer satisfaction and continued license sales.

SUPPORT

Due to the complexity of enterprise network computing and the emergence of the Internet, support services must be able to address issues which arise from components of the customer's system beyond the Company's products such as multiple databases, computing platforms and operating systems. The Company has extensive experience in supporting Web application development and database products.

The Company offers modular customer support programs which can be customized to match the customers' development cycles and modified as needs change. All support levels provide telephone, e-mail and facsimile access, enabling customers to log inquiries for resolution by the Company's support staff. Customers can tailor service levels including response time, information reporting, and other features such as 24-hour a day, seven-day a week support. Also, the Company uses customer feedback as a source of ideas for product improvements and enhancements. During each of the past three fiscal years, over 80% of the Company's support customers have renewed their support contracts.

CONSULTING

The Company offers a full range of consulting services through its consulting organization as well as through partnerships with third party solution providers. The objective of Unify's consulting services organization ("UCS") is to deliver solutions that help companies maximize return on investment and get to market quickly. UCS provides a level of consulting support that is tailored to customer-defined needs. This means that UCS is prepared to guide customers on development plans, assist with hands-on development tasks, or take complete responsibility for project completion. Engagement terms can range from the use of a single consultant for completion of a one-week task to a full project team engaged to complete an effort that stretches over several months.

TRAINING

The Company is committed to offering its customers a comprehensive selection of training courses and materials. Customers may attend a broad range of courses provided on a regularly scheduled basis at Unify training centers located in Sacramento, California; London, England; Paris, France; and Tokyo, Japan. The Company also offers on-site training at customers' facilities.

As of April 30, 2000, the Company had a total of 26 employees engaged in providing professional services, 20 in support and 6 in consulting and training. Of those employees, 17 were located in the United States, 5 were located in Europe and 4 were located in Japan.

PRODUCT DEVELOPMENT

The computer software industry is highly competitive and rapidly changing. Since its inception, the Company has made substantial investments in product development and anticipates that it will continue to commit significant resources to product development in the future to enhance existing product lines and to develop new products to meet new market opportunities. Most of the Company's current software products have been developed internally; however, the Company has acquired certain software components from third parties in the past and expects that it will do so again in the future.

Due to various factors, the Company may change the development projects that it pursues in fiscal 2001 or may not be successful in completing these projects. Even if completed, the Company cannot be sure that such projects will be completed without errors or that the products, which result from such projects, will achieve market acceptance.

The Company's product development activities are conducted at its Sacramento, California facility. As of April 30, 2000, the Company had a total of 47 employees in product development and porting, including 42 software development engineers. The market for qualified development engineers remains highly competitive. The Company's product development expenditures for fiscal 2000, 1999, and 1998 were $6.7 million, $5.9 million and $5.7 million, respectively, representing approximately 33%, 19% and 23% of total revenues for those periods.

COMPETITION

The Company has experienced and expects to continue to experience intense competition from current and future competitors. With the introduction of Unify eWave, the Company's competition includes Internet application server vendors BEA Systems Inc. ("BEA"), Allaire Corporation ("Allaire"), SilverStream Software, Inc. ("SilverStream") and IBM. With its VISION AppServer and VISION AppBuilder products, the Company competes with Sybase, Progress Software Corporation ("Progress") and Sun .

For its Unify DataServer and ACCELL/SQL products, the Company's business generally derives from sales of license upgrades or additional deployment licenses. As a result, the competitive factors are generally the consideration by a customer as to whether to develop a new application rather than whether to use a competitor's products with the existing application built using the Company's products. Vendors of products that compete with the Company's Unify DataServer and ACCELL/SQL products include companies such as Oracle, Informix and Sybase.

Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than Unify. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged.

The Company also expects to face additional competition as other established and emerging companies enter the Internet application server and e-commerce tools markets, and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially and adversely affect the Company's business, operating results, and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

The Company believes that the most significant competitive factors include ease of use and time to market for application development and deployment; application management functionality; product performance and quality; product architecture and scalability; conformance applicable standards, customer support; consulting and training services; and price. The Company believes that it presently competes favorably with respect to each of these factors. However, the Company's market is continually evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors; the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

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

The Company is dependent on third-party suppliers for software, which is embedded in certain of its products. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products, which could require payment of substantial fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could materially adversely affect the Company's business, operating results, and financial condition.

EMPLOYEES

As of April 30, 2000, the Company had a total of 136 employees, including 47 in product development, 39 in sales and marketing, 26 in support, consulting, and training, and 24 in finance, information systems, operations and general administration. Of these employees, 98 were located in the United States, 24 were located in Europe, and 14 were located in Japan.

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

UNCERTAINTY ABOUT ABILITY TO CONTINUE AS GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,099,000 during the fiscal year ended April 30, 2000, and has an accumulated deficit of $47,127,000 as of April 30, 2000. Additionally, the Company has experienced a decline in revenues and, as a result of the Audit Committee's investigation as discussed in Item 7, and shareholder litigation, as discussed in Item 3, has incurred and may continue to incur a significant increase in expenses. The Company believes that it will need additional financing to meet cash requirements for its operation, and the availability of such financing on terms acceptable to the Company is uncertain. These factors among others, indicate that the Company may be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management has realigned the Company's operation including a reduction in its workforce. Management plans to further reduce operating costs, seek financing acceptable to the Company, and increase marketing and sales efforts. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. There can be no assurance that additional financing will be available, or that, if available, it will be available on terms acceptable to the Company or its stockholders. The Company's ability to obtain additional financing on acceptable terms will be adversely affected by the fact that NASDAQ has suspended trading in the Company's Common Stock and subsequently delisted the Company's Common Stock from the NASDAQ National Market. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company will be required to further reduce its operations.

PENDING LITIGATION

Beginning on July 31 and through October 2000, a series of purported class action complaints were filed in the U.S. District Court, for the Northern District of California, against Unify and certain of its directors and former officers. The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company's Common Stock during periods specified in the complaint.

The class periods generally alleged are May 19, 1999 to July 28, 2000. The complaints allege that Unify and certain of its former executives caused materially false and misleading financial statements to be issued for the fiscal year 1999 and for each of its first three fiscal year 2000 quarters. The complaints allege that, as a result of Unify's alleged misrepresentations and omissions, the price of Unify's stock was artificially inflated during the class period, allowing company insiders to sell their stock at artificially high prices and causing investors to buy Unify stock at artificially high prices. The complaints seek an unspecified amount in damages. These actions have not yet been consolidated.

From August 2000 through October 2000, four shareholder derivative actions were filed; three in the Superior Court of the State of California and one in the U.S. District Court for the Northern District of California. The plaintiffs in these actions each claims to be suing on behalf of the Company. These actions name as defendants certain of the Company's present and former officers and directors. The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class actions filed in the U.S. District Court for the Northern District of California. The complaints allege that, as a result of this conduct, certain of present and former officers and directors breached their fiduciary duties to Unify and engaged in improper insider trading. The complaints seek an unspecified amount in damages and injunctive relief.

The Company and the individual defendants intend to defend all of these actions vigorously. The ultimate outcome of these matters cannot be presently determined. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not adverse to the Company's financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ADVERSE EFFECTS OF THE UNCERTAINTY ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND PENDING LITIGATION

The matters raising doubt about the ability of the Company to continue as a going concern and pending litigation discussed above may have an adverse effect on the Company's future sales and its ability to attract and retain qualified personnel. The Company's products are typically used to develop applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's larger business process re-engineering initiative or implementation of enterprise network or Internet computing. Customers may be unwilling to build their computing environment around the Company's products, or devote the time and resources necessary to install and configure such products because there is doubt about the Company's ability to continue supporting its products in the future. Moreover, the Company may encounter increasing employee turnover in light of the risks facing employees as a result of the Company's current circumstances.

INTENSE COMPETITION

The Company has experienced and expects to continue to experience intense competition from current and future competitors. With the introduction of Unify eWave, the Company began competing with Internet application server vendors including BEA, Allaire and IBM. In addition, Unify competes with e-commerce solution providers, among them BroadVision, IBM, Oracle, and Informix. The Company also continues to compete with vendors of traditional enterprise network development tools including, among others, Sun, Oracle and Sybase. Companies offering products competitive with the Company's Unify DataServer and ACCELL/SQL products include Oracle, Sybase and Informix.

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

EMPLOYEE RETENTION

The Company's future performance depends on the continued service of key technical, sales and senior management personnel. The Company's technical, sales or senior management personnel are not bound by an employment agreement. The loss of the services of one or more of the Company's officers or other key employees could seriously harm the business, operating results and financial condition. Future success also depends on the Company's continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and the Company may fail to retain its key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

HISTORY OF OPERATING LOSSES; TRANSITION OF BUSINESS

The Company has incurred net losses in four of the past five fiscal years. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of its current and future Internet products. No assurance can be given that Unify's current or future Internet products will achieve market acceptance or that the Company will attain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATING QUARTERLY RESULTS AND SEASONALITY; UNCERTAINTY OF OPERATING RESULTS

The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems currency fluctuations; and general domestic and international economic and political conditions.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for Internet and e-commerce application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the providing of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally delivers products within a short time of receiving an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected.

The Company expects that its operating results will be affected by seasonal trends. The Company also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

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

To date, a limited number of the Company's customers have completed the development and deployment of Internet and e-commerce applications using its Internet products. If the Company's customers are not able to successfully develop and deploy Internet and e-commerce applications with the Unify eWave product family or Unify VISION, the viability of these products could be questioned and the Company's reputation could be damaged, which could have material adverse effects on the Company's business, operating results, and financial condition. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers of its client/server products. If these existing customers fail to migrate to Internet and e-commerce applications, purchase competitive products, or have difficulty deploying applications built with Unify's Internet products, the Company's relationships with these customers, revenues from sales of the Company's Internet products and other products, and the Company's business, operating results, and financial condition could be materially adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

There can be no assurance that the market for Internet and e-commerce applications and associated development tools will continue to grow. If the Internet and e-commerce market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially adversely affected.

DECLINE IN REVENUE FROM MATURE PRODUCTS

A significant portion of the Company's revenues to date have been attributable to its client/server products. Revenues derived from the sales of these products declined in relationship to newer product lines during the last several fiscal years. While the Company expects that this decline may continue, revenues from the sales of these products will continue to represent an important portion of the Company's revenues for at least the next few years. Although the Company is continuing to selectively invest in the development, sales, marketing and support of such products, there can be no assurance that revenues from such products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results, and financial condition would be materially adversely affected. See "Business - Products;" "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAPID TECHNOLOGICAL CHANGE

The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to the Unify eWave product family, Unify VISION and any other new products in a timely way that keep pace with such technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Unify eWave, Unify VISION and new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or products or that such enhancements or products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If the release dates of any future Unify eWave or Unify VISION enhancements, or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Unify eWave or Unify VISION, which could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business - Product Development."

DEPENDENCE ON INDIRECT SALES CHANNELS

A significant portion of the Company's total revenues are derived from indirect sales channels, including VARs and distributors. Revenues from VARs and distributors accounted for approximately 56%, 59%, and 57% of the Company's software license revenues for fiscal 2000, 1999 and 1998, respectively. The success of the Company therefore depends in part upon the performance of its indirect sales channels, over which the Company has limited influence. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining and expanding its indirect sales channels worldwide. The loss of any of the Company's major channel partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new channel partners could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business - Sales, Marketing and Distribution."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES

Revenues derived from international customers accounted for 56%, 51% and 56% of total revenues in fiscal 2000, 1999 and 1998, respectively. If the revenues generated by international operations are not adequate to offset the expense of maintaining such operations, the Company's business, operating results, and financial condition will be materially adversely affected. Although the Company has had international operations for a number of years, there can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, and financial condition. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Sales, Marketing and Distribution" and Note 9 of Notes to Consolidated Financial Statements.

EUROPEAN MONETARY CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") entered into a three-year transition phase during which a common currency, the "Euro," was introduced. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries using both the

Euro and existing national currencies. On January 1, 2002, the Euro will become the sole currency in these countries.

During this transition phase, the Company continues to evaluate the impact of conversion to the Euro on its business. In particular, Unify is reviewing whether its internal software systems can process transactions denominated either in current national currencies or in the Euro, including converting currencies using computation methods specified by the EU. The Company is also reviewing the potential cost if it must modify or replace any of its internal software systems. Finally, Unify is analyzing the effect of the conversion to the Euro on the prices of its products in the affected countries.

Based on current information, the Company does not expect the cost of any necessary corrective action to have a material adverse effect on its business. However, the Company will continue to evaluate the impact of these and other possible effects of the conversion to the Euro on its business. There can be no guarantee that the costs associated with conversion to the Euro will not have a material adverse effect on the Company's business, operating results, and financial position in the future.

SOFTWARE DEFECTS AND POTENTIAL RELEASE DELAYS

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have a material adverse effect upon the Company's business, operating results, and financial condition. Additionally, if the release dates of any future Unify eWave product line or Unify VISION additions or enhancements are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, financial condition and cash flows would be materially adversely affected.
See "Business - Product Development."

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

DEPENDENCE UPON KEY PERSONNEL

The Company's success depends largely on the efforts and abilities of certain key personnel. The loss of the services of one or more of the Company's executive officers or the inability to attract and retain additional senior management could have a material adverse effect on the Company's business, operating results, and financial condition. On July 31, 2000 the Company placed its chief executive officer and its chief financial officer on administrative leave pending the completion of the Audit Committee's investigation as discussed in Item 7. In November 2000, the chief executive officer was terminated and the chief financial officer resigned. Loss of other management and/or key personnel could also have a material adverse effect on the Company's business, operating results, and financial condition. See "Business - Employees."

The success of the Company also depends in large part upon the ability of the Company to attract and retain qualified employees, particularly highly skilled engineering, direct sales and support personnel. The competition for such employees is intense. Uncertainty regarding the Company's future could harm its ability to attract and retain key personnel. On October 23, 2000 the Company completed a reorganization which resulted in the elimination of 18 positions, primarily in its international and administrative areas. This reduction in personnel may make it more difficult to retain and recruit key personnel and there can be no assurance that the Company will be successful in such effort. Any failure by the Company to attract and retain engineering, sales and support personnel could materially adversely affect the Company's business, operating results, and financial condition. See "Business - Employees."

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

VOLATILITY OF STOCK PRICE

The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's or its competitors' operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; significant changes in the Company's senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.

The NASDAQ halted trading on the Company's stock on July 31, 2000. On October 23, 2000 the Company's stock was delisted from the NASDAQ National Market. The Company's stock is now traded over the counter on the "pink sheets." Companies whose shares trade over the counter generally receive less exposure and are subject to greater price volatility than those trading on NASDAQ.

ITEM 2. PROPERTIES

The Company previously maintained its headquarters in San Jose, California in a 2,000 square foot facility under a lease, which expires in August 2003. On September 30, 2000, the Company consolidated its headquarters with its operation in Sacramento and has subleased the San Jose facility for the remainder of the lease term. On October 30, 2000 the Company moved its Sacramento operations to a new location. The lease for the new location is for 38,000 square feet and will expire at the end of March 2008. In addition, the Company leases international sales and support offices in the United Kingdom, France and Japan. The Company closed its sales office in Reston, Virginia, and has subleased that space. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

Beginning on July 31 and through October 2000, a series of purported class action complaints were filed in the U.S. District Court, for the Northern District of California, against Unify and certain of its present and former directors and officers. The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company's Common Stock during periods specified in the complaint.

The class periods generally alleged are May 19, 1999 to July 28, 2000. The complaints allege that Unify and certain of its former executives caused materially false and misleading financial statements to be issued for the fiscal year 1999 and for each of its first three fiscal 2000 quarters. The complaints allege that, as a result of Unify's alleged misrepresentations and omissions, the price of Unify's stock was artificially inflated during the class period, allowing company insiders to sell their stock at artificially high prices and causing investors to buy the stock at artificially high prices. The complaints seek an unspecified amount in damages. These actions have not yet been consolidated.

From August through October 2000, four shareholder derivative actions were filed three in the Superior Court of the State of California and one in the U.S. District Court for the Northern District of California. The plaintiffs in these actions claim to be suing on behalf of the Company. These actions name as defendants certain of the Company's present and former officers and directors, and names the Company as a nominal defendant.

Additionally, in October 2000, a shareholder derivative action was filed in the U.S. District Court for the Northern District of California, against certain present and former officers and directors of Unify. The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class actions filed in U.S. District Court. The complaints allege that, as a result of this conduct, certain of the Company present and former officers and directors breached their fiduciary duties to Unify and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

During fiscal 1999 and 2000, the Company's common stock was listed on the NASDAQ National Market under the symbol UNFY. On July 31, 2000, NASDAQ placed a suspension of trading in the Company's stock as a result of its announcement regarding the investigation of improper accounting and financial reporting practices. On August 22, 2000, an "E" was appended to Unify's trading symbol, indicating that the Company is delinquent in its filings with the Securities Exchange Commission as it pertains to Form 10-K for fiscal 2000 and Form 10-Q for the first quarter of fiscal 2001. On October 23, 2000, NASDAQ advised the Company that it would discontinue the listing of its securities on the NASDAQ National Market. As a result, the Company's stock is currently traded on the over-the-counter market. The following table sets forth the high and low closing sales prices as reported by NASDAQ for shares of the Company's common stock for the periods indicated. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Share prices have been adjusted to reflect the 2-for-1 split of the Company's common stock, which was effective December 21, 1999.

                                                        High                   Low
                                                      --------              --------
                  FISCAL 2000
                  Fourth Quarter                      $  26.00              $   8.81
                  Third Quarter                          34.22                 13.97
                  Second Quarter                         15.41                  5.16
                  First Quarter                           8.69                  5.19

                  FISCAL 1999
                  Fourth Quarter                          8.28                  6.00
                  Third Quarter                           6.32                  1.50
                  Second Quarter                          1.50                  1.07
                  First Quarter                           1.75                  1.08

COMMON STOCKHOLDERS OF RECORD

At June 30, 2000, there were approximately 146 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

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

                                                                                Years Ended April 30,
                                                           --------------------------------------------------------------
                                                               2000         1999         1998         1997         1996
                                                           ----------    ---------    ---------    ---------    ---------
                                                                         (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
    Software licenses                                      $   12,313    $  20,320    $  15,580    $  14,856    $  20,444
    Services                                                    8,112       10,490        9,229        9,380        9,721
                                                           ----------    ---------    ---------    ---------    ---------
       Total revenues                                          20,425       30,810       24,809       24,236       30,165
                                                           ----------    ---------    ---------    ---------    ---------

Cost of revenues:
    Software licenses                                           1,342          849          647        1,266        2,059
    Services                                                    4,051        4,404        4,389        4,493        4,332
                                                           ----------    ---------    ---------    ---------    ---------
       Total cost of revenues                                   5,393        5,253        5,036        5,759        6,391
                                                           ----------    ---------    ---------    ---------    ---------

Gross margin                                                   15,032       25,557       19,773       18,477       23,774
                                                           ----------    ---------    ---------    ---------    ---------

Operating expenses:
    Product development                                         6,696        5,928        5,733        6,974        5,805
    Selling, general and administrative                        15,932       15,151       16,389       23,604       18,920
                                                           ----------    ---------    ---------    ---------    ---------
    Total operating expenses                                   22,628       21,079       22,122       30,578       24,725
                                                           ----------    ---------    ---------    ---------    ---------
       Income (loss) from operations                           (7,596)       4,478       (2,349)     (12,101)        (951)
Other income, net                                                 689          175          118          538          176
                                                           ----------    ---------    ---------    ---------    ---------
       Income (loss) before income taxes                       (6,907)       4,653       (2,231)     (11,563)        (775)
Provision for income taxes                                        192          231          182          192          163
                                                           ----------    ---------    ---------    ---------    ---------
       Net income (loss)                                   $   (7,099)   $   4,422   $   (2,413)   $ (11,755)   $    (938)
                                                           ==========    =========   ==========    =========    =========

Net income (loss) per share:
    Basic                                                  $    (0.39)   $    0.26    $   (0.15)   $   (0.84)   $   (0.45)
                                                           ==========    =========    =========    =========    =========
    Diluted                                                $    (0.39)   $    0.24    $   (0.15)   $   (0.84)   $   (0.45)
                                                           ==========    =========    =========    =========    =========

Shares used in computing net income (loss)
    per share:
    Basic                                                      18,127       17,110       16,412       14,016        2,098
                                                           ==========    =========    =========    =========    =========
    Diluted                                                    18,127       18,102       16,412       14,016        2,098
                                                           ==========    =========    =========    =========    =========


                                                                                      April 30,
                                                           --------------------------------------------------------------
                                                               2000         1999         1998         1997         1996
                                                           ----------    ---------    ---------    ---------    ---------
                                                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments          $   11,194    $  11,387    $  10,739    $  16,646    $   3,028
Working capital (deficit)                                       5,835       11,932        6,561        7,635       (3,183)
Total assets                                                   21,792       22,934       19,099       24,438       12,997
Long-term debt, net of current portion                              -            -            4           58        2,456
Redeemable preferred stock                                          -            -            -            -       26,726
Total stockholders' equity (deficit)                           10,286       13,326        8,295        9,962      (29,173)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 8. THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED RISK FACTORS AND IN THE COMPANY'S OTHER FILINGS WITH THE SEC.

OVERVIEW

Founded in 1980, Unify develops, markets and supports Internet software extending business applications to the Web. The Company provides feature rich products and services for organizations growing their business on the Web, based on open, Java technologies. Unify's products provide enterprise, scalable and affordable software for building and managing online applications. The Company's flagship product line, Unify eWave, includes a robust Web application server, enterprise application server and commerce framework built on the J2EE technology. These products are designed to enable developers to rapidly build production-ready, scalable Internet and e-commerce applications that are easy to manage and run with minimal down-time.

In fiscal 2000, the Company shifted its product development and sales and marketing focus to its Unify eWave family of products. Revenue from these products alone were less than expected. Accordingly, the growth in Unify eWave product sales was not sufficient to offset lower levels of revenues from its other products resulting from reduced sales and marketing efforts. The Company expects that its ability to achieve significant revenue growth in the future will be substantially dependent upon the success of the Unify eWave product family. Revenues from the Company's client/server products are not expected to show significant growth and may continue to decline. As a result, factors adversely affecting the revenue from the Unify eWave family could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company licenses its software through its direct sales force in the United States, Europe and Japan and through distributors, VARs, and other partners worldwide. Revenues from partners accounted for approximately 56%, 59% and 56% of the Company's software license revenues for fiscal 2000, 1999 and 1998, respectively. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining existing and establishing additional relationships with partners worldwide.

The Company recognizes software license revenue when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivable is deemed probable by management. Software licenses include both development and deployment licenses, with pricing for Unify eWave based on the number of computer processing units
(CPUs) and Unify VISION generally based upon the number of developers or end users, as applicable. Customer maintenance revenues are recognized ratably over the maintenance period. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as the services are performed.

The Company continues to support its extensive installed base of client/server products, which the Company believes represents a significant source of potential customers for its Internet products. The Company also generates significant revenues from services, including customer maintenance, consulting and training.

In June 2000, certain matters came to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. The Company's Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any, as a result of the findings of its investigation. In July 2000, in connection with the ongoing investigation, the Company placed its chief executive officer and its chief financial officer on administrative leave, and in November 2000, the Company terminated its chief executive officer and its chief financial officer resigned. Based on the results of the audit committee's investigation, the Company concluded that revenue, and in some cases expenses, had been improperly accounted for in certain transactions during the fiscal year ended April 30, 2000, primarily related to the following:

- Reciprocal agreement transactions for which there was insufficient support for the fair market valuation of inventory, funded development activities, or consulting services received by the Company, or equity investments made by the Company in connection with the Company delivering products or providing services.

- Improper application of AICPA Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") in which all of the conditions for revenue recognition required by SOP 97-2 had not been met.

- Contingent revenue transactions in which sales of software, services and other related items were contingent upon future events, including contingencies that were contained in side agreements.

- Service revenue which was recognized during the first month of the contract, rather than ratably over the term of the contract in accordance with SOP 97-2.

- Other adjustments, including insufficiently supported journal entries and improper recording of marketing co-operative agreements.

Based on the results of the Audit Committe's investigation, the Company concluded that revenue, and in some cases expenses, had been improperly accounted for in certain transactions during the fiscal year ended April 30, 2000, and adjustments were made for such transactions, including restatements of previously reported quarterly financial statements. (See Note 16 to the consolidated financial statements for a discussion of restatements of unaudited quarterly financial information.) The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such payments in the amount of approximately $500,000 have been charged to expense in that fiscal year; however, the Company is seeking to have the amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier years were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal year 2000 of adjustments relating to transactions of earlier years not being made in those years, which reduced net loss for fiscal year 2000 by $681,000, was not material.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                                      Years Ended April 30,
                                                           ----------------------------------------------
                                                               2000              1999             1998
                                                           -----------       -----------      ---------
         REVENUES:
             Software licenses                                 60.3 %           66.0 %            62.8 %
             Services                                          39.7             34.0              37.2
                                                           --------          -------          --------
                Total revenues                                100.0            100.0             100.0
                                                           --------          -------          --------

         Cost of revenues:
             Software licenses                                  6.6              2.8               2.6
             Services                                          19.8             14.3              17.7
                                                           --------          -------          --------
                Total cost of revenues                         26.4             17.1              20.3
                                                           --------          -------          --------

         Gross margin                                          73.6             82.9              79.7
                                                           --------          -------          --------

         Operating expenses:
             Product development                               32.8             19.2              23.1
             Selling, general and administrative               78.0             49.2              66.1
                                                           --------          -------          --------
                Total operating expenses                      110.8             68.4              89.2
                                                           --------          -------          --------
                Income (loss) from operations                 (37.2)            14.5              (9.5)
         Other income, net                                      3.4              0.6               0.5
                                                           --------          -------          --------
                Income (loss) before income taxes             (33.8)            15.1              (9.0)
         Provision for income taxes                             1.0              0.7               0.7
                                                            -------          -------          --------
                Net income (loss)                             (34.8)%           14.4 %            (9.7)%
                                                            =======          =======          ========

TOTAL REVENUES

The Company's total revenues include software license revenues from sales of its Internet and client/server products and service revenues for customer maintenance, consulting and training. Total revenues for fiscal year 2000 decreased 34% to $20.4 million from $30.8 million for fiscal year 1999. In 1999, total revenues had increased by 24% from $24.8 million in 1998.

The decrease in total revenues was primarily driven by software license revenues, which decreased by 39%, or $8.0 million in fiscal year 2000 from $20.3 in 1999. This was a reversal of the prior years' trend which reflected increases of 30% and 4% in 1999 and 1998. The decrease was primarily related to the Company's shift in focus from its client/server product line to the Unify eWave product line where revenues did not meet the Company's expectations. As the Company emphasized the sale and marketing of the Unify eWave product line only, the Unify VISION and client/server software license revenues also declined, further accelerating the Company's total revenue decrease. In fiscal year 1999, software license revenues increased 30% to $20.3 million from $15.6 million for fiscal year 1998. License revenues in fiscal year 1999 increased primarily as a result of a larger number of VAR's marketing its products.

Total service revenues for fiscal year 2000 decreased 23% to $8.1 million from $10.5 million for fiscal year 1999. Consulting for the fiscal year 2000 revenues decreased to $1.3 million from $2.4 million for the fiscal year 1999. Maintenance revenues for the fiscal year 2000 decreased from $7.5 million to $6.7 million for the fiscal year 1999. The decrease in consulting revenues was primarily the result of an increased emphasis on product sales and the deferral of revenue on a large consulting project due to concern over the customer's ability to pay. Maintenance revenues decreased primarily as a result of the reduction in license revenues. Total service revenues increased to $2.4 million in fiscal year 1999 from $1.8 million in fiscal year 1998 primarily as the result of an increase in maintenance revenues resulting from increased license revenues.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 56%, 51% and 56% of total revenues in fiscal years 2000, 1999 and 1998, respectively.

COST OF REVENUES

COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan and royalties paid for licensed technology. Cost of software licenses was $1.3 million for fiscal year 2000, $0.8 million for 1999 and $0.6 million in 1998. Costs associated with royalties and other direct production cost are incurred at the time of the sale, while the software license revenue may be recognized in different periods, depending on the terms of the contract. Accordingly, these costs may fail to directly correlate to the changes in related revenues from period to period, as occurred in fiscal 2000, when sales revenues decreased while the related expenses increased.

COST OF SERVICES. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services in absolute dollars has remained stable at approximately $4.1 million for fiscal year 2000, and $4.4 for 1999 and 1998, with customer maintenance costs decreasing slightly and consulting and training costs increasing slightly during those periods. The cost of services has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues as can be seen when comparing prior year expenses and associated revenues.

Due to the decrease in service revenues in fiscal year 2000, total cost of services as a percentage of service revenues increased to 50% in fiscal year 2000, from 42% of service revenues in fiscal year 1999. The Company plans to expand its expertise in e-commerce and Internet application development solutions in fiscal year 2001 in order to capitalize on these opportunities and as a result it expects that its consulting service costs may increase. Because there is generally a delay in time when additional consulting personnel are hired and when they become fully productive, the Company's results of operations may be adversely affected by the expansion of the Company's consulting services.

OPERATING EXPENSES

PRODUCT DEVELOPMENT. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs have steadily increased over the last several years, from $5.7 million in fiscal year 1998, $5.9 million in 1999 and $6.7 million in 2000. The increases in 1999 and 2000 are primarily the result of the design and development of the Unify eWave family of products. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore expects to continue to devote significant resources to product development in fiscal year 2001.

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. See Note 1 of Notes to Consolidated Financial Statements. In accordance with this policy, there were no capitalizable software development costs in fiscal years 2000, 1999 or 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $15.9 million for 2000, $15.1 million for 1999 and $16.4 for 1998. SG&A expenses for fiscal year 2000 were higher compared to the prior year primarily due to increased bad debt expenses which increased from $0.7 million in fiscal year 1999 to $1.8 million in fiscal year 2000. The remaining components of SG&A expense remained flat at $14.1 million for fiscal year years ended April 30, 2000, and $14.5 million for fiscal year ended April 30, 1999. Also as a result of the investigation into the revenue recognition issues, and the pending litigation expenses related to those issues, professional fees (legal and accounting) will increase substantially in fiscal year 2001. The Company is unable to make an estimation of expenses associated with the resolution of these matters. SG&A expenses for fiscal year 1999 were lower in absolute dollars compared to the prior year primarily due to the continuation of a cost control program adopted in the second quarter of fiscal year 1998. SG&A expenses decreased as a percentage of total revenues as a result of lower expenses in absolute dollars and higher total revenues in fiscal year 1999 as compared to fiscal year 1998.

OTHER INCOME, NET. Other income, net consists primarily of foreign exchange gains and losses, interest earned by the Company on its cash, cash equivalents and short-term investments net of interest expense on long-term debt. Other income was $0.7 million in fiscal year 2000, $0.2 million in 1999, and $0.1 million in 1998. The increase in other income in fiscal year 2000 was due to increased interest income of $0.1 million as a result of an increase in the average amount of investments for fiscal year 2000, and an adjustment of $0.3. The increase in other income between fiscal year 1999 and 1998 was principally due to losses on liquidation of the Company's Benelux and German subsidiaries totaling $0.3 million in fiscal year 1998 offset by $0.1 million in lower interest income relating to the Company's lower cash balances in the first part of fiscal year 1999. The Company's subsidiaries in the United Kingdom, France and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be materially adversely affected.

PROVISION FOR INCOME TAXES. The Company recorded no significant federal income tax provisions for fiscal years 2000, 1999 and 1998 due to the availability of federal net operating loss carryforwards in 1999 and to net losses in fiscal years 2000 and 1998. The Company recorded tax provisions in those years which related primarily to foreign income tax withholding on software license royalties paid to the Company by certain foreign licensees. At April 30, 2000, the Company had available federal net operating loss carryforwards of approximately $24.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company had cash, cash equivalents and short-term investments of $11.2 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $5.8 million at April 30, 2000 from $11.9 million at April 30, 1999.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,099,000 during the fiscal year ended April 30, 2000, and has an accumulated deficit of $47,127,000 as of April 30, 2000. Additionally, the Company has experienced a decline in revenues and, as a result of the Audit Committee's investigation as discussed in Item 7 and shareholder litigation as discussed in Item 3, has incurred and may continue to incur a significant increase in expenses. The Company believes that it will need additional financing to meet cash requirements for its operation, and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management has realigned the Company's operations including a reduction of its workforce. Management plans to further reduce operating costs, seek financing acceptable to the Company, and increase marketing and sales efforts. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. The Company's ability to obtain additional financing on acceptable terms will be adversely affected by the fact that NASDAQ has suspended trading in the Company's Common Stock and subsequently delisted the Company's Common Stock from the NASDAQ National Market. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company will be required to significantly reduce its operations. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders.

OPERATING CASH FLOWS. The Company generated negative cash flows from operations totaling $0.6 million for fiscal year 2000 as compared to generating $0.8 million of positive cash flow in fiscal year 1999. In fiscal year 1998, the Company had a negative operating cash flow of $3.7 million. The negative operating cash flows for fiscal year 2000 resulted from a net loss of $7.1 million, offset primarily by depreciation of $0.9 million and increases in deferred revenue of $2.1 million and other liabilities of $0.5 million and a decrease to accounts receivable of $3.8 million. Net cash provided by operation in fiscal year 1999 consisted primarily of net income of $4.4 million, plus depreciation of $1.1 million, offset by the changes in accounts receivable of $3.6 million, and deferred revenue of $0.4 million. Cash provided by operations in fiscal year 1998 consisted primarily of net loss of $2.4 million and the change in accounts receivable and accrued liabilities and accounts payable of $1.1 million $0.9 million and $0.5 million, offset by depreciation of $1.2 million.

INVESTING CASH FLOWS. Net cash and cash equivalents provided by investing activities totaled $1.4 million for fiscal year 2000, compared to cash used of $1.4 million in fiscal year 1999 and cash provided of $1.2 million in fiscal year 1998. Net cash provided by investing activities of $1.4 million in fiscal year 2000 consisted primarily of $6.0 million in sales from available for sale securities and a decrease in other assets of $0.2 million, offset by $3.7 million in securities purchases and $0.6 million in property and equipment purchases and $0.6 million in other investments. Net cash used of $1.4 million in fiscal year 1999 consisted primarily of the net increase of securities of $0.6 million and the purchase of property and equipment of $0.6 million. Cash provided of $1.2 million in fiscal year 1998 consisted primarily of the net increase in securities of $1.6 million partially offset by the sale of other assets.

FINANCING CASH FLOWS. Financing activities provided cash of $1.5 million in fiscal year 2000, and $0.7 million in fiscal year 1999, and used cash of $1.9 million in fiscal year 1998. Cash provided by financing activities in fiscal year 2000 of $1.3 million was provided from stock options exercises and purchases under the employee stock purchase plan. Cash provided by financing activities for fiscal year 1999 consisted primarily of the proceeds from the sales of common stock under the Company's stock option and stock purchase plans. In fiscal year 1998, cash used in financing was principally for the retirement of a $2.4 million stockholder line of credit offset by proceeds from the sales of common stock totaling $0.5 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The accounting and disclosure prescribed by SAB 101 will be effective for fiscal year beginning May 1, 2001. The Company believes that it complies with the provisions of SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and short-term investments, which totaled $11.2 million at April 30, 2000. The securities in the Company's investment portfolio are generally classified as available for sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity.

Short-term investments totaled $3.7 million at April 30, 2000. Unify does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. Unify's investments at April 30, 2000 consisted of $1.0 million in government bonds and $2.6 million in corporate bonds maturing within one year, and $0.1 million in corperate bonds maturing within two years, both are exposed to changes in market interest rates as an indicator of changes in the level of interest rates for those maturities. If market interest rates were to change immediately and uniformly by ten percent from levels at April 30, 2000, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

FOREIGN CURRENCY EXCHANGE RATE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. For example, when the U.S. dollar strengthens against the major European currencies, it results in lower revenues and expenses recorded for those regions when translated into U.S. dollars.

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At April 30, 2000, the Company had $0.6 million, $0.2 million and $0.8 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the financial statements and supplementary financial information, which are filed, as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth certain information concerning the Company's Directors and Executive officers:

Name             Age                   Position With the Company
----             ---     -------------------------------------------------------
Todd Wille        38     President and Chief Executive Officer
David Adams       56     Corporate Controller and Acting Chief Financial Officer
Frank Verardi     51     Vice President, Enterprise Products and
                         International
Dave Glende       39     Chief Technology Officer

Steve Whiteman    49     Director
Kurt M. Garbe     40     Director
Reza Mikailli     48     Director

----------

TODD WILLE joined the Company on October 1, 2000 as the Chief Operating Officer and Acting Chief Financial Officer. In November 2000, Mr. Wille was appointed President and Chief Executive Officer. Mr. Wille originally joined the Company in August 1995 as the Corporate Controller. In September 1997, Mr. Wille was promoted to Vice President, Finance and Chief Financial Officer. In March 1998, Mr. Wille left the Company and joined FRx Software Corporation as the Vice President of Finance and CFO. Subsequently, Mr. Wille was promoted to Senior Vice President of Operations. Mr. Wille continues to serve on the FRx Software board of advisors. Mr. Wille received a B.A. in Business Administration with concentrations in Accounting, Finance and MIS from Wartburg College.

DAVID ADAMS joined Unify as the Corporate Controller and Acting Chief Financial Officer in November 2000, after serving as a consultant to the Company since June 2000. Mr. Adams has more than 30 years experience in financial management and Securities and Exchange Commission reporting. Mr. Adams served as Senior Vice President and CFO for Bancorp Financial Services from 1997 to 1999. Prior to that Mr. Adams served as Senior Vice President and CFO for Commerce Security Bank from 1994 until the bank was sold in 1996. Mr. Adams received a B.A. in Business Administration with concentrations in Accounting from Humboldt State University and is a graduate of the Pacific Coast Banking School.

FRANK VERARDI joined the Company in August 1988 as Manager of Consulting Services and was named Director of Client Services in 1989. In November 1995, Mr. Verardi was appointed Vice President of Worldwide Product Delivery and Customer Support and in May 1999 he was appointed Vice President of Worldwide Professional Services. In November, 2000 Mr. Verardi was appointed Vice President, Enterprise Product and International. Before joining Unify, Mr. Verardi held various positions with Computer Sciences Corporation where his most recent assignment was Director of Commercial Professional Services. Mr. Verardi received a B.S. in Computer Science from California State University, Chico.

DAVID GLENDE Dave Glende joined Unify in 1985 and has held various management positions in product development over the past 15 years before being appointed Chief Technology Officer in February 2000. Mr. Glende oversees product strategy and product marketing for the Company's Unify eWave product family. Prior to joining Unify, Mr. Glende served as the manager of engineering for Advance Data Institute. Mr. Glende holds a bachelor's degree in computer science from California State University, Sacramento

STEVEN D. WHITEMAN was appointed Acting Chief Executive Officer and Acting Chief Financial Officer on July 31, 2000 and served in those positions until October 2000. He has served as a director of the Company since May 1997. From May 1993 until June 2000, Mr. Whiteman served as President of Viasoft, Inc., a publicly traded software products and services company, where he also served as Chief Executive Officer and a Director from February 1994 to June 2000, and Chairman of the Board of Directors from April 1997 to June 2000. Mr. Whiteman is also a director of Actuate Corporation and Netpro. Mr. Whiteman holds a B.A. in Business Administration from Taylor University and a M.B.A. from the University of Cincinnati.

KURT M. GARBE has served as a director of the Company since August 1999. Mr Garbe has served as the Chief Operating officer for Asera Inc., a leading eBusiness service provider of pre-integrated custom software solutions, since September 1999. Mr. Garbe previously served as Executive Vice President of Field Operations at U.S. Web/CKS, a strategic Internet and marketing communications services company, from October 1997 to September 1999. From September 1995 to June 1997, he was Vice President and General Manager of Professional Services at Synopsys, Inc., an engineering design automation software company, and from 1991 to August 1995, he was Vice President at Gemini Consulting, a management-consulting firm. Mr. Garbe holds a B.S. in Electrical Engineering from Clarkson University, a M.E. degree from Cornell University, and a M.B.A. from the Wharton School of the University of Pennsylvania.

REZA MIKAILLI has served as a director of the Company since November 1994. Mr. Mikailli served as the Company's President and Chief Executive Officer from November 1994 until June 2000, when he was placed on medical leave. Mr. Mikailli was subsequently placed on administrative leave pending the conclusion of the Audit Committee's investigation of improper accounting practices. In November 2000, Mr. Mikailli was terminated as President and Chief Executive Officer. From October 1992 to November 1994, Mr. Mikailli served as the Company's Senior Vice President of Products. Mr. Mikailli holds an M.S. degree in computer science from Santa Clara University, and a B.S. degree in Computer Science and an M.S. degree in Mathematics from the University of Tehran, Iran.

The Company's bylaws currently authorize up to four directors. Each director holds office until the next annual meeting of stockholders and until his successor is duly elected and qualified. The executive officers of the Company serve at the discretion of the Board. There are no family relationships between any of the directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION


The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company whose total salary and bonus for fiscal 2000 exceeded $100,000 for services in all capacities to the Company during fiscal 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE
                                                                                 LONG TERM
                                                                                COMPENSATION
                                                        ANNUAL COMPENSATION        AWARDS
                                                      ----------------------       ------
                                                                                 SECURITIES
                                         FISCAL                                  UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR        SALARY        BONUS(1)     OPTIONS (#)      COMPENSATION
---------------------------               ----        ------        --------     -----------      ------------
Reza Mikailli(2)                          2000         $ 275,000   $ 717,699(3)          -         $ 266,448
President, Chief Executive Officer,       1999           275,000     303,500       970,000           246,000
and Director                              1998           236,000     129,500             -                 -


Richard Medeiros(4)                       2000           165,000      67,620             -                 -
Vice President, Americas Sales            1999           165,000      78,400             -                 -
                                          1998           165,000      75,300        20,000                 -


Jeremy Jackson(5)                         2000           123,300      91,790        20,000                 -
Vice President, Europe and                1999           115,600     166,700             -                 -
International Operations                  1998           111,800     110,700        20,000                 -

Frank Verardi(6)                          2000           128,000      35,350        10,000                 -
Vice President, Professional              1999           120,000      45,000             -                 -
Services                                  1998           110,000      27,750        20,000                 -

Gary Pado(7)                              2000           120,000      41,098        18,000                 -
Chief Financial Officer, and Vice         1999           103,750      29,907        52,000                 -
President of  Finance and                 1998            55,689       3,284        28,000                 -
Administration

----------

(1) Bonuses for the fiscal year 2000 were based on financial performances that included significantly greater revenues than as reported in this Form 10-K. The Company is therefore reviewing its alternatives regarding the payment of the bonus amounts shown in the table.

(2) Mr. Mikailli's employment as President and Chief Executive Officer was terminated in November 2000. Amounts shown under "All Other Compensation," for fiscal 2000, represent additional compensation of $24,000 for living expenses and $202,726 to pay off Mr. Mikailli's promissory note to the Company in accordance with his

----------
     employment agreement, and $39,722 to reimburse the Company for travel advances. For fiscal 1999 "All Other Compensation" represents $24,000 for living expenses and $222,600 to pay down Mr. Mikailli's promissory note.

(3) Includes $400,000 in sales commissions that the Company believes were not properly earned and for which the Company is demanding reimbursement from Mr. Mikailli.

(4)  Mr. Medeiros left the Company in May 2000.

(5) Mr. Jackson was appointed Vice President, Europe and International Operations in November 1998, and left the Company in November, 2000.

(6) Mr. Verardi was appointed Vice President, Enterprise Products and International in November 2000.

(7) Mr. Pado was appointed Chief Financial Officer in November 1998, and resigned in November 2000.

The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended April 30, 2000 to the persons named in the Summary Compensation Table:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                      NUMBER OF    % OF TOTAL                              ANNUAL RATES OF
                                      SECURITIES    OPTIONS                                  STOCK PRICE
                                      UNDERLYING   GRANTED TO                              APPRECIATION FOR
                                       OPTIONS     EMPLOYEES   EXERCISE                     OPTION TERM (3)
                                       GRANTED     IN FISCAL     PRICE      EXPIRATION   ---------------------
NAME                                     (1)          YEAR     ($/SH)(2)       DATE        5%($)      10%($)
----                                  ----------   ----------  ---------   ----------   ---------   ---------
Reza Mikailli                                -           -%          -             -           -           -
Richard Medeiros                             -           -%          -             -           -           -
Jeremy Jackson                          20,000         3.8%      $6.38       6/03/09     $80,184     $203,202
Frank Verardi                           10,000         1.9%      $5.16       8/03/09     $32,428     $ 82,178
Gary Pado                               18,000         3.4%      $5.88       8/25/09     $66,506     $168,538

------------------------

(1) All options were granted under the Company's 1991 Stock Option Plan and vest as to one forty-eighth of the subject shares upon completion of each full month of continuous employment with the Company. The Company granted an aggregate of 530,800 shares of Common Stock during the fiscal year ended April 30, 2000. The Board of Directors retains discretion to modify the terms, including the price, of outstanding options.

(2) All options were granted with an exercise price equal to the fair market value per share of the Common Stock on the date of grant, as determined by the closing sales price on the NASDAQ National Market.

(3) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions, and the option holder's continued employment through the vesting period.

The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock during the fiscal year ended April 30, 2000 and unexercised options held as of April 30, 2000 by the persons named in the Summary Compensation Table:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                         AND YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED                 IN-THE-MONEY
                        SHARES                          OPTIONS AT 4/30/00(1)             OPTIONS AT 4/30/00(2)
                       ACQUIRED       VALUE         ------------------------------    -----------------------------
                     ON EXERCISE     REALIZED       EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                     -----------    ----------      -------------   --------------    ------------   --------------
Reza Mikailli(3)       511,059      $5,514,126             -            505,209         $      -       $ 5,517,893

Jeremy Jackson          15,730         204,240         1,000             29,834           10,625           216,986

Richard Medeiros       140,000       1,455,801         3,333                  -           34,063                 -

Frank Verardi           11,428         205,190        51,666             18,334          539,877           153,610

Gary Pado(4)            30,665         368,823         4,584             62,751           48,873           587,095

------------------
(1) Options granted under the Company's 1991 Stock Option Plan are generally exercisable to the extent vested and generally vest as to one fourth of the subject shares on the first anniversary of the grant date and an additional one forty-eighth of the subject shares upon completion of each full month of continuous employment with the Company thereafter.

(2) Valuation based on the difference between the option exercise price and the fair market value of the underlying securities as of April 28, 2000 of $12.00 per share, based on the closing sales price on the last trading day of fiscal 2000 as reported by the NASDAQ National Market.

(3) Mr. Mikailli's employment with the Company was terminated in November 2000 and his options are no longer exercisable.

(4) Mr. Pado's employment with the Company terminated upon his resignation in November 2000 and his options are no longer exercisable.


EMPLOYMENT AGREEMENTS AND TERMINATION AND CHANGE OF CONTROL ARRANGEMENTS

The Company had an employment agreement with Mr. Mikailli, the Company's former President and Chief Executive Officer. Mr. Mikailli's employment with the Company terminated in November 2000. Under the agreement, as amended, Mr. Mikailli received an annual salary of $275,000 and was eligible to receive certain bonus payments upon the Company's achieving certain levels of its business plan. The agreement also provided for forgiveness of Mr. Mikailli's promissory note in favor of the Company (see "Certain Relationships and Related Transactions--Amounts Due from Officers, Directors and Principal Stockholders"). If Mr. Mikailli was terminated within twelve months following a merger of the Company or a sale by the Company of all or substantially all of its assets, the unvested portion of all options held by him as of the date of such termination would have automatically vested. The employment agreement further provided that if Mr. Mikailli was terminated under any other circumstances, such options would have the benefit of one additional year of vesting and Mr. Mikailli would have received an amount equal to six months' salary and bonus, based upon the actual bonus earned for the prior year. Mr. Mikailli would have also received his annual base salary, benefits and bonus for an additional six months from the date of the earlier of termination or until he commenced new employment. The Company terminated Mr. Mikailli's employment in November 2000, but has not paid him any of the foregoing severance benefits and does not believe he is entitled to them. Mr. Mikailli has not requested payment of these benefits as of this date.

The Company's 1991 Stock Option Plan contains provisions pursuant to which the unvested portions of all outstanding options become fully vested and immediately exercisable upon a merger of the Company in which the Company's stockholders do not retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the Company or its successor, if the successor corporation fails to assume the outstanding options or substitute options for the successor corporation's stock to replace the outstanding options. The outstanding options will terminate to the extent they are not exercised as of consummation of the merger or assumed or substituted for by the successor corporation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of July 31, 2000 with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company as of April 30, 2000 whose salary and bonus for fiscal 2000 exceeded $100,000, (iii) all current directors and executive officers of the Company as a group, and (iv) each person known by the Company to own more than 5% of the Company's Common Stock.

      NAME AND ADDRESS OF                               SHARES OWNED (1)
       BENEFICIAL OWNER                             ------------------------
       ----------------                               NUMBER      PERCENTAGE
                                                    OF SHARES      OF CLASS
                                                    ---------      --------
5% STOCKHOLDERS
---------------

Morgan Stanley Dean Witter (2).................       1,525,710      8.1
1585 Broadway
New York, NY 10036

Gardner Lewis Asset Management (3).............       1,088,524      5.6
285 Wilmington-West
Chester Pike
Chadds Ford, PA 19317

DIRECTORS
---------
Reza Mikailli (4)..............................          20,209       *
Kurt M. Garbe (5)..............................          17,985       *
Steven D. Whiteman (6).........................          62,183       *

EXECUTIVE OFFICERS
------------------

Jeremy Jackson (7).............................          11,834       *
Richard Medeiros (8)...........................         146,000       *
Gary Pado (9)..................................          46,003       *
Frank Verardi (10).............................          28,919       *

All directors and executive
officers as a group (9 persons) (11)...........         470,722      2.5
*     Less than 1%

----------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of July 31, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the individuals in the table may be contacted in care of Unify Corporation, 2101 Arena Blvd, Suite 100, Sacramento, California 95834.

(2) Based on a Schedule 13G/A filed by Morgan Stanley Dean Witter & Co. with the Securities and Exchange Commission on February 1, 2000.

(3) Based on a Schedule 13G/A filed by Gardner Lewis Asset Management with the Securities and Exchange Commission on April 11, 2000.

(4) Consists entirely of shares subject to options held by Mr. Mikailli which are exercisable within 60 days of July 31, 2000.

(5) Consists entirely of shares subject to options held by Mr. Garbe which are exercisable within 60 days of July 31, 2000.

(6) Consists entirely of shares subject to options held by Mr. Whiteman which are exercisable within 60 days of July 31, 2000.

(7) Mr. Jackson was Vice President, Europe and International Operations before leaving the Company in November 2000. Consists entirely of shares subject to options held by Mr. Jackson which are exercisable within 60 days of July 31, 2000.

(8) Mr. Medeiros was Vice President, Americas Sales before leaving the Company in May, 2000

(9) Includes 5,733 shares subject to options, which are exercisable within 60 days of July 31, 2000.

(10) Mr. Verardi is Vice President, Enterprise Products and International. Includes 8,541 shares subject to options, which are exercisable within 60 days of July 31, 2000.

(11) Includes 261,646 shares subject to options, which are exercisable within 60 days of July 31, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports filed by them.

Based solely on the Company's review of such reports furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders for the fiscal year ended April 30, 2000 were complied with, except that executive officer Reza Mikailli, filed four late reports on Form 5 for disposition of Common Stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMOUNTS DUE FROM OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS. In January 1996, the Company accepted a full-recourse promissory note in the principal amount of $195,000 from Mr. Mikailli in payment of the exercise price for options, which were granted in fiscal 1994, 1995 and 1996. The note bore interest at 5% per annum and was secured by the related 769,462 shares of Common Stock. Under the terms of an employment agreement with

Mr. Mikailli which was effective May 1, 1998, this promissory note was paid down at the rate of $25,000 per quarter and the due date for the note and accrued interest thereon were extended quarterly, both contingent upon his continued employment with the Company. As of April 30, 2000 this note has been paid in full.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS. The Company's Restated Certificate of Incorporation (the "Certificate") limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that a corporation's certificate of incorporation may contain a provision eliminating or limiting the personal liability of a director for monetary damages for breach of their fiduciary duties as directors, except for liability for (i) any breach of their duty of loyalty to the corporation or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or (iv) any transactions from which the director derived an improper personal benefit.

The Company's Bylaws provide that the Company shall indemnify its directors, executive officers, and trustees to the fullest extent permitted by law. The Company believes that indemnification under its Bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Company's Bylaws also permit the Company to secure insurance on behalf of any executive officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the Bylaws would permit indemnification.

The Company has entered into agreements to indemnify its directors and executive officers, in addition to the indemnification provided for in the Company's Bylaws. These agreements, among other things, indemnify the Company's directors and executive officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company or any other company or enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM
10-K:

     1.  CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                             Page Number
                                                                                                             -----------
         Independent Auditors' Report                                                                          36
         Consolidated Balance Sheets as of April 30, 2000 and 1999                                             37
         Consolidated Statements of Operations for the years ended April 30, 2000,
              1999 and 1998                                                                                    38
         Consolidated Statements of Stockholders' Equity  for the years ended
              April 30, 2000, 1999 and 1998                                                                    39
         Consolidated Statements of Cash Flows for the years ended April 30, 2000,
              1999 and 1998                                                                                    40
         Notes to Consolidated Financial Statements                                                            41


     2.  FINANCIAL STATEMENT SCHEDULES

         Schedule II  -  Valuation and Qualifying Accounts                                                     57

         All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.  EXHIBITS  -  See Item 14(c) below.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 2000.


(c)  EXHIBITS

Exhibit
   No.                               Description
-------                              -----------

   3.1     Restated Certificate of Incorporation of the Company  (1)
   3.2     Bylaws of the Registrant  (1)
   4.1     Form of Stock Certificate  (1)
   4.2     Series E Stock Purchase Agreement by and among the Company and the purchasers named therein, dated April 2, 1992  (1)
  10.1*    Employment Agreement by and between Reza Mikailli and the Registrant dated May 1, 1998  (2)
  10.2*    1991 Stock Option Plan, as amended  (1)
  10.3*    1996 Employee Stock Purchase Plan  (1)
  10.4     Form of Indemnification Agreement  (1)
  10.5     Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals
             Industries, Ltd. and Artificial Intelligence Research  (1)
  10.6     Lease Agreement Headquarters Office, Sacramento
  10.7     New Atlanta License and Support Agreement
  21.1     Subsidiaries of the Registrant  (1)
  23.1     Independent Auditors' Consent

----------

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

                                   UNIFY CORPORATION

                                   By: /s/             TODD E. WILLE
                                       -----------------------------------------
                                                       Todd E. Wille
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)
Dated:  December 22, 2000




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

                  SIGNATURE                                            TITLE                               DATE
                  ---------                                            -----                               ----


   /s/          TODD E. WILLE                        President and Chief Executive Officer           December 22, 2000
-----------------------------------------------      (Principal Executive Officer)
                Todd E. Wille



   /s/         DAVID H. ADAMS                        Corporate Controller and                        December 22, 2000
-----------------------------------------------      Acting Chief Financial Officer
               David H. Adams                        (Principal Financial and
                                                         Accounting Officer)




   /s/         KURT M. GARBE                         Director                                        December 22, 2000
-----------------------------------------------
                Kurt M. Garbe



                                                     Director                                        December 22, 2000
-----------------------------------------------
               Reza Mikailli



   /s/       STEVEN D. WHITEMAN                      Director                                        December 22, 2000
-----------------------------------------------
             Steven D. Whiteman

                           INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Unify Corporation:


We have audited the accompanying consolidated balance sheets of Unify Corporation and subsidiaries (the "Company") as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2000. Our audit also comprehended the Company's financial statement schedule listed in item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company's net loss during the year ended April 30, 2000, its accumulated deficit as of April 30, 2000, the decline in the Company's revenues, the significant increase in expenses as a result of the Audit Committee's investigation and shareholder litigation, and the uncertainty of the availability of financing needed to fund the Company's operating cash requirements, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







DELOITTE & TOUCHE LLP
Sacramento, California
December 22, 2000

                                UNIFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                               April 30,          April 30,
                                     ASSETS                                                      2000               1999
                                                                                             -----------------  --------------
Current assets:
   Cash and cash equivalents                                                                 $     7,525      $     5,315
   Investments                                                                                     3,669            6,072
   Accounts receivable, net of allowances of $1,757 in 2000,
     and $941 in 1999                                                                              5,313            9,156
   Prepaid expenses and other current assets                                                         834              732
                                                                                             -----------      -----------

       Total current assets                                                                       17,341           21,275

Property and equipment, net                                                                        1,033            1,417
Other investments                                                                                  3,370                -
Other assets                                                                                          48              242
                                                                                             -----------      -----------
       Total assets                                                                          $    21,792      $    22,934
                                                                                             ===========      ===========




         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $     1,125      $     1,138
   Other accrued liabilities                                                                       3,075            2,621
   Accrued compensation and related expenses                                                       1,412            1,650
   Notes payable to minority interest stockholders                                                   471              608
   Deferred revenue                                                                                5,423            3,326
                                                                                             -----------      -----------
       Total current liabilities                                                                  11,506            9,343

Commitments and contingencies (Note 14)

Minority interest                                                                                      -              265

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
     no shares issued or outstanding in 2000 and 1999                                                  -                -
   Common stock, $0.0005 par value; 80,000,000 shares authorized;
     18,745,079 and 17,467,172 shares outstanding in 2000 and 1999,
     respectively                                                                                      9                9
   Additional paid-in capital                                                                     58,272           54,123
   Note receivable from stockholder                                                                    -             (125)
   Accumulated other comprehensive loss                                                             (868)            (653)
   Accumulated deficit                                                                           (47,127)         (40,028)
                                                                                             -----------      -----------
       Total stockholders' equity                                                                 10,286           13,326
                                                                                             -----------      -----------
       Total liabilities and stockholders' equity                                            $    21,792      $    22,934
                                                                                             ===========      ===========

           See accompanying notes to consolidated financial statements

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                            Years Ended April 30,
                                                               ----------------------------------------------
                                                                   2000              1999             1998
                                                               -----------       -----------      -----------
Revenues:
   Software licenses                                           $    12,313       $    20,320      $    15,580
   Services                                                          8,112            10,490            9,229
                                                               -----------       -----------      -----------
     Total revenues                                                 20,425            30,810           24,809
                                                               -----------       -----------      -----------


Cost of revenues:
   Software licenses                                                 1,342               849              647
   Services                                                          4,051             4,404            4,389
                                                               -----------       -----------      -----------
     Total cost of revenues                                          5,393             5,253            5,036
                                                               -----------       -----------      -----------

Gross margin                                                        15,032            25,557           19,773
                                                               -----------       -----------      -----------

Operating expenses:
   Product development                                               6,696             5,928            5,733
   Selling, general and administrative                              15,932            15,151           16,389
                                                               -----------       -----------      -----------
     Total operating expenses                                       22,628            21,079           22,122
                                                               -----------       -----------      -----------

     Income (loss) from operations                                  (7,596)            4,478           (2,349)
Other income, net                                                      689               175              118
                                                               -----------       -----------      -----------
     Income (loss) before income taxes                              (6,907)            4,653           (2,231)
Provision for income taxes                                             192               231              182
                                                               -----------       -----------      -----------
     Net income (loss)                                         $    (7,099)      $     4,422      $    (2,413)
                                                               ============      ===========      ===========


Net income (loss) per share:
   Basic                                                       $    (0.39)       $       .26      $    (0.15)
                                                               ===========       ===========      ===========
   Diluted                                                     $    (0.39)       $       .24      $    (0.15)
                                                               ===========       ===========      ===========

Shares used in computing net income (loss) per share:
   Basic                                                            18,127            17,110           16,412
                                                               ===========       ===========      ===========
   Diluted                                                          18,127            18,102           16,412
                                                               ===========       ===========      ===========


          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                  Accumulated
                                                                        Note         Other                                Compre-
                                          Common Stock    Additional  Receivable    Compre-     Accum-        Total       hensive
                                         ---------------   Paid-in      From        Hensive     Ulated    Stockholders'   Income
                                         Shares   Amount   Capital   Stockholder  Income(loss)  Deficit       Equity       (Loss)
                                         ------   ------   -------   -----------  ------------  -------       ------       ------
Balances at May 1, 1997               16,128,868   $ 8     $ 52,965    $(207)     $  (767)     $(42,037)   $  9,962

Comprehensive loss
   Net loss                                    -     -            -        -            -        (2,413)     (2,413)     $ (2,413)
   Translation adjustments                     -     -            -        -          (86)            -         (86)          (86)
   Liquidation of subsidiaries                 -     -            -        -          332             -         332           332
                                                                                                                         --------
    Total comprehensive loss                                                                                             $ (2,167)
Exercise of stock options                141,890     -           43        -            -             -          43
Issuance of common stock
   under employee stock
   purchase plan                         445,044     -          469        -            -             -         469
Repurchase of common stock               (25,288)    -           (3)       -            -             -          (3)
Accrual of interest on note
   receivable from stockholder                 -     -            -       (9)           -             -          (9)
                                       ---------   ---     --------    ------     -------      --------    ---------
Balances at April 30, 1998            16,690,514     8       53,474     (216)        (521)      (44,450)      8,295

Comprehensive income
   Net income                                  -     -            -        -            -         4,422       4,422      $  4,422
   Translation adjustments                     -     -            -        -         (132)            -        (132)         (132)
                                                                                                                         --------
   Total comprehensive income                                                                                            $  4,290
Exercise of stock options                645,752     1          580        -            -             -         581
Issuance of common stock
   under employee stock
   purchase plan                         235,906     -          228        -            -             -         228
Repurchase of common stock              (105,000)    -         (159)       -            -             -        (159)
Payment on note receivable
   from stockholder, net of
   interest                                    -     -            -       91            -             -          91
                                       ---------   ---     --------    -----      -------      --------    --------
Balances at April 30, 1999            17,467,172     9       54,123     (125)        (653)      (40,028)     13,326

Comprehensive loss
   Net loss                                    -     -            -        -            -        (7,099)     (7,099)     $ (7,099)
   Translation adjustments                     -     -            -        -         (176)            -        (176)         (176)
   Unrealized loss on investments              -     -            -        -          (39)            -         (39)          (39)
                                                                                                                         ---------
   Total comprehensive loss                                                                                              $ (7,314)
Exercise of stock options                945,840     -        1,112        -            -             -       1,112
Issuance of common stock :
     Under employee stock
     purchase plan                       111,755     -          217        -            -             -         217
    Acquisition of investment            216,931              2,820        -            -             -       2,820
 Payment on note receivable
    from stockholder net of
    interest                                   -     -            -      125            -             -         125
Other                                      3,381     -            -        -            -             -           -
                                       ---------   ---     --------    -----      -------      --------    --------
Balances at April 30, 2000            18,745,079   $ 9     $ 58,272    $   0      $  (868)     $(47,127)   $ 10,286
                                      ==========   ===     ========    =====      =======      ========    ========




          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Years Ended April 30,
                                                                             -----------------------------------------------
                                                                                 2000              1999             1998
                                                                             ------------      ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                                         $  (7,099)        $   4,422         $ (2,413)
   Reconciliation of net income (loss) to cash
   provided by (used in) operating activities:
     Depreciation                                                                  942             1,099            1,155
     Adjustments to minority interest                                             (265)              (10)             (49)
     Liquidation of subsidiaries                                                     -                 -              332
     Changes in operating assets and liabilities:
       Accounts receivable                                                       3,825            (3,575)          (1,063)
       Prepaid expenses and other current assets                                  (102)                54             (262)
       Accounts payable                                                            (29)               85             (559)
       Note payable to minority interest stockholders                             (207)             (216)             (24)
       Accrued compensation and related expenses                                  (226)             (242)             (78)
       Other accrued liabilities                                                   496              (441)            (919)
       Deferred revenue                                                          2,125              (414)             225
                                                                             ---------         ----------        --------
Net cash provided by (used in) operating activities                               (540)              762           (3,655)
                                                                             ----------        ---------         --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                   (3,669)           (4,072)          (6,981)
   Sales of available-for-sale securities                                        6,033            3,460            8,655
   Purchases of property and equipment                                            (564)             (596)            (666)
   Decrease in other investments                                                  (550)                -                -
   Other assets                                                                    191             (156)             234
                                                                             ----------        ----------        --------
Net cash provided by (used in) investing activities                              1,441            (1,364)           1,242
                                                                             ---------         ----------        --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                   1,329               649              509
   Principal payments under debt obligations                                         -               (22)          (2,414)
   Collection of notes receivable from stockholders,
     net of interest accrual                                                       125                91               (9)
                                                                             ---------         ---------         ---------
Net cash provided by (used in) financing activities                              1,454               718           (1,914)
                                                                             ---------         ---------         ---------

Effect of exchange rate changes on cash                                           (145)              (80)              93
                                                                             ---------         ----------        --------
Net increase (decrease) in cash and cash equivalents                             2,210                36           (4,234)
Cash and cash equivalents, beginning of year                                     5,315             5,279            9,513
                                                                             ---------         ---------         --------
Cash and cash equivalents, end of year                                       $   7,525         $   5,315         $  5,279
                                                                             =========         =========         ========


Supplemental noncash investing and financing activities:
   Common stock issued for acquisition of investment                         $   2,820         $       -         $      -

Supplemental cash flow information:
   Cash paid during the year for:
      Interest                                                               $     115         $      53         $    330
      Income taxes                                                           $     464         $     119         $    162



          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTIGATION

In June 2000, certain matters came to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. The Company's Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any, as a result of the findings of their investigation. In July 2000, in connection with the ongoing investigation, the Company placed its chief executive officer and its chief financial officer on administrative leave, and in November 2000, the Company terminated its chief executive officer and its chief financial officer resigned. Based on the results of the Audit Committee's investigation, the Company concluded that revenue, and in some cases expenses, had been improperly accounted for in certain transactions during the fiscal year ended April 30, 2000, and adjustments were made for such transactions including restatements of previously reported quarterly financial statements. (See Note 16 for a discussion of the restatements of unaudited quarterly financial information.) The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such payments in the amount of approximately $500,000 have been charged to expense in that fiscal year; however, the Company is seeking to have the amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier years were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal 2000 of adjustments relating to transactions of earlier years not being made in those years, which reduced net loss for fiscal 2000 by $681,000, was not material.

THE COMPANY

Unify Corporation develops, markets and supports the Unify eWave and Unify VISION software products which extend business applications to the web and enable information technology organizations to deliver e-commerce applications by integrating enterprise custom-built and packaged applications with the Internet. The Company also enhances, markets and supports Unify DataServer, a family of database management system products, and markets and supports ACCELL/SQL, a family of fourth generation language application development tools.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Unify Japan KK, which is 66% owned by the Company. All significant intercompany balances and transactions have been eliminated. At April 30, 2000, Unify Japan KK was in a negative equity position, and as a result, the Company did not allocate any of Unify Japan KK net earnings or loss to the minority interest shareholders.

The functional currencies of the Company's foreign subsidiaries are their local currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income and accumulated in other comprehensive income.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks, certificates of deposit, money market funds, and corporate debt securities.

INVESTMENTS

The Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The investments are carried at fair value, which approximated cost at April 30, 2000 and 1999. Unrealized gains or losses are reported as accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. It is not practicable to determine the fair value of amounts due to minority interest stockholders because of the nature of the related party relationships.

CONCENTRATIONS OF CREDIT RISK AND CREDIT EVALUATIONS

Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and investments. The Company places its cash, cash equivalents and investments primarily with three financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 2000, 1999 and 1998. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses.

OTHER INVESTMENTS

The Company carries other investments at cost, subject to evaluation for impairment.

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

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

software development costs do arise, amortization of those costs is computed on a product-by-product basis as the greater of the ratio of current product revenues to the total of current and anticipated product revenues or the straight-line method over the software's estimated economic life, generally one to three years.

LONG-LIVED ASSETS

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. As required by the statement, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of the long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible asset in the Company's business objectives.

REVENUE RECOGNITION

Software license revenue is recognized when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivable is probable. Service revenue includes support revenue, which is recognized ratably over the support period (generally a one year term), and revenue from consulting and training services, which is recognized as services are performed. Fees for support are billed in advance and included in deferred revenue until recognized. The Company's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.

INCOME TAXES

Deferred taxes are recorded for the difference between the financial statement and tax basis of the Company's assets and liabilities and net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries as they are considered to be permanently invested.

EARNINGS PER SHARE

SFAS No. 128, EARNINGS PER SHARE, requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal years 2000 and 1998 as their effect would be antidilutive.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

COMPREHENSIVE INCOME

In fiscal 1999, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from nonowner sources. The adoption of this statement resulted in a change in financial statement presentation but had no impact on the Company's consolidated financial position, results of operations, or cash flows.

SEGMENT REPORTING

On May 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires selected information about operating segments in interim financial statements. The adoption of this statement did not impact the Company's consolidated financial position, results of operations, or cash flows. The required segment data is presented in Note 15.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The accounting and disclosures prescribed by SAB 101 is effective for the Company's fiscal year beginning May 1, 2001. The Company believes that it complies with the provisions of SAB 101.

NOTE 2. RESULTS OF OPERATIONS AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,099,000 during the year ended April 30, 2000, and has an accumulated deficit of $47,127,000 as of April 30, 2000. Additionally, the Company has experienced a decline in revenues and as a result of the Audit Committee's investigation and shareholder litigation, has incurred and may continue to incur a significant increase in expenses. The Company believes that it will need additional financing to meet cash requirements for its operations, and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management has realigned the Company's operations including a reduction of its workforce. Management plans to further reduce operating costs, seek financing acceptable to the Company, and increase marketing and sales

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

efforts. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

NOTE 3. ACQUISITIONS

In April 2000, the Company acquired privately held New Atlanta Communications, LLC a developer of a leading high-performance, scalable Web application server and servlet engine that implements the Java Servlet API and JSP standards.

Pursuant to the terms of the purchase agreement, the Company agreed to purchase all of the outstanding membership interests of New Atlanta in exchange for 500,000 shares of the Company's common stock with a guaranteed value of $15,000,000 at the end of a two year period. The Company and New Atlanta subsequently agreed to rescind the purchase agreement retroactive to April 1, 2000. Accordingly, the purchase has not been reflected in the financial statements as of April 30, 2000. The operations of New Atlanta for the period of April 1, 2000 to April 30, 2000 were immaterial.

Under the terms of the rescission agreement, Unify has transfered its interests in New Atlanta back to the original owners in exchange for the Unify stock that was to be issued in the original acquisition. Unify and New Atlanta entered into a three year OEM agreement in which the Company is able to embed ServletExec with the Unify eWave Engine, the Company's Java 2 Enterprise Edition Application Server. Unify will continue to market, sell and support New Atlanta's product until April 30, 2001, at which date responsibility for selling, marketing and distributing the product will revert to New Atlanta.

NOTE 4. INVESTMENTS

Investments at April 30, 2000 consisted of $2,569,000 in corporate bonds and $1,000,000 in government bonds maturing within one year; and $100,242 in corporate bonds maturing within two years. Investments at April 30, 1999 consisted of $2,072,000 in money market funds and $4,000,000 in municipal bonds maturing after 10 years.

NOTE 5. ACCOUNTS RECEIVABLE

During fiscal years 2000 and 1999, the Company had agreements to factor accounts receivable on a non-recourse and full recourse basis. Such agreements terminated in July 2000. During fiscal years 2000 and 1999, $5,600,000 and $2,200,000 respectively, of accounts receivable were sold under such agreements. As of April 30, 2000, all receivables factored were sold on a non-recourse basis. As of April 30, 1999, no receivables were factored.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at April 30 consisted of the following (in thousands):

                                                                                                  2000             1999
                                                                                             -----------      -----------
         Equipment                                                                           $     5,127      $     5,294
         Furniture and leasehold improvements                                                      1,229            1,271
                                                                                             -----------      -----------
                                                                                                   6,356            6,565
         Less accumulated depreciation and amortization                                           (5,323)          (5,148)
                                                                                             -----------      -----------
           Property and equipment, net                                                       $     1,033      $     1,417
                                                                                             ===========      ===========

                               UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. OTHER INVESTMENTS

Other investments represents common stock in three closely held technology companies. The Company's ownership interest in each company is less than 10%. At April 30, 2000 and 1999 other investments consisted of the following (in thousands):

                                                                                                   2000           1999
                                                                                             -----------      -----------
         Arrango Software International, Inc.                                                $       500      $         -
         Ichatterbox, Inc.                                                                            50                -
         Evergreen Internet, Inc.                                                                  2,820                -
                                                                                             -----------      -----------
                                                                                             $     3,370                -
                                                                                             ===========      ===========


On February 25, 2000, the Company entered into an agreement to exchange shares of its common stock or cash, or a combination of the two, with an aggregate value of $5.0 million for 1,040,993 shares of the common stock of Evergreen Internet, Inc. ("Evergreen"), a developer of software. On March 14, 2000, the Company issued 216,931 shares of its common stock with a value of $2.8 million to Evergreen as partial payment. On August 1, 2000, the Company paid $2.2 million in cash to Evergreen.

NOTE 8. STOCKHOLDERS' EQUITY

COMMON STOCK

In fiscal year 2000, the Company split its stock 2 for 1 for shareholders of record on December 21, 1999. The effect of the split has been reflected in the consolidated financial statements for all years presented.

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

COMMON STOCK REPURCHASE PLAN

In September 1998, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 of its outstanding common shares. During fiscal year 1999, 105,000 shares of common stock were repurchased and retired under this program at an average price of $1.52 per share. The Company did not repurchase any shares in fiscal year 2000.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK OPTION PLAN

Under the 1991 Stock Option Plan (the "Option Plan"), the Company may grant options to purchase up to 5,400,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. A summary of stock option activity under the Option Plan is as follows:

                                                                                                                 Weighted
                                                                                                Number            Average
                                                                                                  of             Exercise
                                                                                                Shares            Price
                                                                                             --------------     -----------
         Outstanding at April 30, 1997                                                         1,821,712        $   1.35
              Granted (weighted average fair value of $0.63)                                     713,500            1.27
              Exercised                                                                         (141,890)           0.30
              Canceled/expired                                                                  (519,282)           1.44
                                                                                             ------------
         Outstanding at April 30, 1998                                                         1,874,040            1.38
              Granted (weighted average fair value of $0.94)                                   1,430,704            1.63
              Exercised                                                                         (645,752)           0.90
              Canceled/expired                                                                  (382,872)           1.31
                                                                                             ------------
         Outstanding at April 30, 1999                                                         2,276,120            1.49
              Granted (weighted average fair value of $4.99)                                     530,800            7.92
              Exercised                                                                         (945,840)           1.18
              Cancelled/expired                                                                 (176,680)           4.04
                                                                                             ------------
         Outstanding at April 30, 2000                                                         1,684,400            3.42
                                                                                             ============

Additional information regarding options outstanding at April 30, 2000 is as follows:

                                            Options Outstanding                               Options Exercisable
                                -------------------------------------------------      -------------------------------
                                                     Average         Weighted                             Weighted
            Range of                                Remaining         Average                              Average
            Exercise               Number           Contractual      Exercise              Number         Exercise
             Prices              Outstanding       Life (Years)       Price             Outstanding         Price
         ---------------        -------------     -------------    --------------      -------------------------------
       $ 0.18 -  1.06                99,404            5.87          $  0.69                90,045         $  0.66
         1.08 -  1.08               505,209            2.00             1.08                     -               -
         1.08 -  1.50               345,597            5.75             1.29               236,117            1.30
         1.52 -  1.78               159,506            7.27             1.67                83,891            1.73
         5.16 -  5.88               194,000            9.30             5.69                     -               -
         6.03 -  8.81               315,684            8.88             6.78                31,375            6.06
        11.03 - 17.75                36,000            9.40            14.28                     -               -
        18.38 - 32.31                29,000            9.67            23.50                     -               -
                               -------------                                          -------------
         0.18 - 32.31             1,684,400            5.92             3.42               441,428            1.59
                               =============                                          =============

Options to purchase 821,988 and 776,436 shares at weighted average prices of $1.19 and $1.31 were exercisable at April 30, 1999 and 1998. At April 30, 2000, 810,211 shares were reserved for future grants under the Option Plan.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), as Amended effective August 7, 1997, eligible employees may purchase the Company's common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months' duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Common stock issued under the Purchase Plan during fiscal 2000, 1999 and 1998 totaled 111,755, 235,906 and 445,044 shares at weighted average prices of $1.93, $0.97 and $1.05, respectively. The weighted average fair values of the fiscal 2000, 1999 and 1998 awards were $9.43, $1.28 and $0.46 per share, respectively. At April 30, 2000, 692,192 shares were reserved for future issuance under the Purchase Plan.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements issued at fair value.

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method for the periods prior to June 1996, the date of the Company's initial public offering of common stock and the Black-Scholes option pricing model for subsequent periods, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 93% in fiscal 2000, 83% in fiscal 1999 and 67% in fiscal 1998; risk-free interest rates, 5.9% in fiscal 2000, 5.1% in fiscal 1999 and 5.8% in fiscal 1998; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the Company's stock-based awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $8,457,000 or $0.47 per basic share and diluted share in fiscal year 2000 while pro forma earnings would have been $3,738,000 or $0.22 per basic and $0.21 per diluted share in fiscal year 1999 and a pro forma net loss of $3,029,000 or $0.18 per basic and diluted share in fiscal year 1998.

NOTE RECEIVABLE FROM STOCKHOLDER

Note receivable from stockholder at April 30, 1999 consisted of the principal balance and accrued interest due on a $195,000 full recourse note from one of the Company's officers. The note has an interest rate of 5% annually. The note was paid in full during the year ended April 30, 2000.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. INCOME TAXES

The Company recorded no significant federal income tax provisions for the years ended April 30, 2000 and 1998 due to a net loss. No significant federal income tax provisions were recorded for the year ended April 30, 1999 due to the use of federal net operating loss carryforwards. The Company's tax provisions in those years which were primarily related to foreign income tax withholding on software license royalties paid to the Company by certain licensees. Income (loss) before income taxes and provisions for income taxes, which consisted of current tax expense, for the years ended April 30 were as follows (in thousands):

                                                                               2000             1999              1998
                                                                           ------------      -----------      ------------
         Domestic                                                          $    (5,254)      $     4,110      $    (1,537)
         Foreign                                                                (1,653)              543             (694)
                                                                           ------------      -----------      ------------
              Total income (loss) before income taxes                      $    (6,907)      $     4,653      $    (2,231)
                                                                           ============      ===========      ============
         Foreign taxes                                                     $       190       $       130      $       108
         Federal and state income taxes                                              2               101               74
                                                                           -----------       -----------      -----------
              Total provision for income tax                               $       192       $       231      $       182
                                                                           ===========       ===========      ===========

The provision for income taxes for the years ended April 30, 2000, 1999 and 1998 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

                                                                               2000              1999             1998
                                                                           -----------       -----------      ------------
         Computed tax expense (benefit)                                    $    (2,417)      $     1,629      $      (781)
         Increases (reductions) in tax expense resulting from:
              Foreign withholding taxes                                            190               130              108
              Increase (decrease) in valuation allowance for
                  deferred tax assets                                            2,227            (1,913)             921
              Other                                                                192               385              (66)
                                                                           -----------       -----------      ------------
         Actual provision for income tax                                   $       192       $       231      $       182
                                                                           ===========       ===========      ===========

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                                                                                 2000             1999
                                                                                             -----------      -----------
         Deferred tax assets:
              Net operating loss carryforwards                                               $    10,140      $     9,415
              Foreign tax credits                                                                  1,463            1,068
              Deferred revenue                                                                     2,237              762
              Reserves and other accruals                                                            388              660
              Allowance for losses on accounts receivable                                            795              464
              Other                                                                                  113              540
                                                                                             -----------      -----------
              Total deferred tax assets                                                           15,136           12,909
              Valuation allowance                                                                (15,136)         (12,909)
                                                                                             -----------      -----------
         Net deferred tax assets                                                             $         -      $         -
                                                                                             ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Due primarily to changes in the deferred tax assets recorded for net operating loss carryforwards and deferred revenue, the valuation allowance increased by $2,227,000 in the year ended April 30, 2000 and decreased by $1,913,000 in the year ended April 30, 1999. At April 30, 2000, the Company had approximately $24,116,000 in federal net operating loss carryforwards, approximately $5,690,000 in state net operating loss carryforwards, approximately $4,853,000 in foreign net operating loss carryforwards, and approximately $1,463,000 in foreign tax credit carryforwards. The Company's federal net operating loss carryforwards expire beginning in fiscal 2006. The Company's other net operating loss and tax credit carryforwards have various expiration dates beginning in fiscal year 2001. The Company's ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

NOTE 10. OTHER INCOME

Other income, net for the years ended April 30, consisted of the following (in thousands):

                                                                                2000              1999            1998
                                                                           -----------       ------------     -----------
         Interest income                                                   $       528       $       391      $       509
         Interest expense                                                         (118)              (53)            (113)
         Foreign currency translation loss                                         (61)              (99)             (46)
         Loss on liquidation of subsidiaries                                         -                 -             (332)
         Other                                                                     340               (64)             100
                                                                           -----------       ------------     -----------
           Other income, net                                               $       689       $       175      $       118
                                                                           ===========       ===========      ===========

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30. All share and per share amounts have been adjusted to give effect to the 2 for 1 stock split in fiscal 2000 (in thousands except per share amounts):

                                                                               2000              1999             1998
                                                                           ------------      -----------      -----------
         Net Income (Loss) (Numerator):
         Net income (loss), basic and diluted                              $     (7,099)     $     4,422      $    (2,413)
                                                                           ============      ===========      ===========

         Shares (Denominator):
         Weighted average shares of common stock
              outstanding, basic                                               (18,127)           17,110           16,412
         Effect of dilutive securities
              (stock options)                                                        -               992                -
                                                                           -----------       -----------      -----------
         Weighted average shares of common stock
              outstanding, diluted                                             (18,127)           18,102           16,412
                                                                           ===========       ===========      ===========

         Per Share Amount:
         Net income (loss) per share, basic                                $     (0.39)      $      0.26      $    (0.15)
         Effect of dilutive securities                                               -             (0.02)              -
                                                                           -----------       -----------      -----------
         Net income (loss) per share, diluted                              $     (0.39)      $      0.24      $    (0.15)
                                                                           ===========       ===========      ===========

         Antidilutive Shares:                                                    1,533                 -            2,150
                                                                           ===========       ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. RELATED PARTY TRANSACTIONS

Unify Japan KK ("Unify Japan") has been the exclusive distributor and master licensee for the Company's products in Japan since July 1994. Prior to March 1999, the Company, Sumitomo Metals Industries, Ltd. ("SMI") and Artificial Intelligence Research, Ltd. ("AIR") owned 51%, 34% and 15% interests, respectively, in Unify Japan. In March 1999, the Company purchased AIR's entire interest in Unify Japan. At April 30, 2000 the Company and "SMI" own 66% and 34% of Unify Japan respectively.

TRANSACTIONS WITH SMI

Total revenues include revenues from SMI of $361,000, $601,000 and $772,000 in fiscal years 2000, 1999 and 1998, respectively. Unify Japan leases office space from SMI; rent expense for this office space totaled approximately $63,000, $74,000 and $112,000 in fiscal years 2000, 1999 and 1998, respectively. Unify Japan also paid SMI approximately $26,000, $61,000 and $169,000 for the services of SMI employees in fiscal years 2000, 1999 and 1998, respectively. In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with SMI. The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at April 30, 2000), and is secured by the assets of Unify Japan. The agreement due date has been extended to September 2001. At April 30, 2000, 50 million yen, or $471,000, was outstanding under this loan agreement. Amounts due to minority interest stockholders at April 30, 2000 and 1999 consisted entirely of the balances due under this loan agreement.

TRANSACTIONS WITH DIRECTORS

Included in prepaid expenses and other current assets at April 30, 2000, is a note receivable from the Company's former chief executive officer in the amount of $43,560 for the purchase of the Company's common stock, upon the exercise of stock options. This note was paid in full in May 2000.

As discussed in Note 1, the investigation conducted by the Audit Committee, identified commissions, bonuses and other payments made to the Company's former chief executive officer which the Company believes were not appropriate. Although these payments have been charged to expense, the Company is seeking to have these amounts repaid.

NOTE 13. EMPLOYEE RETIREMENT PLAN

The Company maintains a 401(k) profit sharing plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company voluntarily matches 75% of participating employees' contributions up to 6% of each employee's annual compensation. In fiscal years 2000, 1999 and 1998, the Company contributed $254,000, $187,000 and $99,000, respectively, to the 401(k) Plan.

NOTE 14. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 2000 were as follows, (in thousands):

         Years Ending April 30,
         2001                                       $     1,241
         2002                                             1,083
         2003                                               979
         2004                                               920
         2005                                               910
         Thereafter                                       2,630
                                                    -----------
                                                    $     7,763
                                                    ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Rent expense under operating leases was $1,400,000, $1,398,000, and $1,561,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

EMPLOYMENT AGREEMENTS AND TERMINATION AND CHANGES OF CONTROL ARRANGEMENTS

The Company had an employment agreement with its former chief executive officer that contained termination and change in control arrangements. In November 2000, the Company terminated the employment of its chief executive officer. The Company does not believe that he is entitled to any termination benefits under the employment agreement.

LITIGATION

Beginning on July 31 and through October 2000, a series of purported class action complaints were filed in the U.S. District Court, Northern District of California, against the Company and certain of its directors and officers. The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company's common stock during periods specified in the complaint.

The class periods generally alleged are May 19, 1999 to July 28, 2000. The complaints allege that Unify and certain of its executives caused materially false and misleading financial statements to be issued for the fiscal year 1999 and for each of its fiscal year 2000 quarters. These actions have not yet been consolidated. The complaints allege that, as a result of Unify's alleged misrepresentations and omissions, the price of Unify's stock was artificially inflated during the class period, allowing company insiders to sell their stock at artificially high prices and inducing investors to buy the stock at artificially high prices. The complaints seek an unspecified amount in damages.

From August through October, 2000, four shareholder derivative actions were filed, three in in the Superior Court of the State of California and one in the US District Court for the Northern District of California. The plaintiffs in these actions claim to be suing on behalf of the Company. These actions name as defendants certain of the Company's present and former officers and directors. The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class action filed in U.S. District Court. The complaints assert that, as a result of this conduct, certain of the Company's officers, directors and former officers and directors breached their fiduciary duties to Unify and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on the Company's behalf. The Company and the individual defendants intend to defend all of these actions vigorously. The ultimate outcome of these matters cannot presently be determined. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that does not have a material adverse effect on the Company's financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

NOTE 15. SEGMENT INFORMATION

The Company has three reportable operating segments, the United States, Europe, and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of Internet application server software and related services. The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the United Kingdom, France and Japan, and through distributors, value added resellers and OEMs. No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 2000, 1999 or 1998.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial information for the Company's reportable operating segments is summarized below (in thousands):

                                                                  2000              1999            1998
                                                             -----------       -----------      -----------
         Total net revenues: (1)
              Americas                                       $    10,662       $    17,666      $    14,865
              Europe                                               7,417             9,233            6,887
              Japan                                                2,346             3,911            3,057
                                                             -----------       -----------      -----------
                  Total net revenues                         $    20,425       $    30,810      $    24,809
                                                             ===========       ===========      ===========

         Operating income (loss):
              Americas (2)                                   $    (5,472)      $     4,425      $    (1,040)
              Europe                                              (1,356)             (239)          (1,148)
              Japan                                                 (768)              292             (161)
                                                             ------------      -----------      -----------
                  Total operating income (loss)              $    (7,596)      $     4,478      $    (2,349)
                                                             ============      ===========      ===========


         Interest income (3)                                 $       531       $       391      $       509
                                                             ===========       ===========      ===========
         Interest expense (3)                                $       118       $        53      $       113
                                                             ===========       ===========      ===========

         Identifiable assets:
              Americas                                       $     8,159       $     7,976      $     5,056
              Europe                                               4,121             5,808            4,194
              Japan                                                1,691             1,711            1,089
                                                             -----------       -----------      -----------
                  Subtotal identifiable assets                    13,971            15,495           10,339
              Corporate assets (4)                                13,256             9,184           10,231
              Elimination of inter-company balances               (5,435)           (1,745)          (1,471)
                                                             -----------       -----------      -----------
                  Total assets                               $    21,792       $    22,934      $    19,099
                                                             ===========       ===========      ===========

         Depreciation expense (5)                            $       942       $     1,099      $     1,155
                                                             ===========       ===========      ===========
         Capital expenditures (5)                            $       564       $       596      $       666
                                                             ===========       ===========      ===========

-----------------------------
(1) The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. There were no transfers between segments during the periods presented. The accounting policies of the segments are the same as those described in
     Note 1.
(2) Americas operating income (loss) is net of corporate product development and administrative expenses.
(3) Interest income and interest expense were primarily attributable to the United States in the periods presented. Interest income and interest expense in Europe and Japan were not significant in those periods.
(4) Corporate assets consist primarily of United States cash and cash equivalents, investments, purchased technology, and property and equipment.
(5) The majority of the Company's capital expenditures are incurred for software (which occurs exclusively in the United States) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the United States in the periods presented.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and long-lived assets by geographic area were as follows (in thousands):

                                                                                2000              1999             1998
                                                                           -----------       -----------      -----------
         Total net revenues:
              Americas                                                     $    10,662       $    17,666      $    14,865

              United Kingdom                                                     4,599             6,367            4,258
              France                                                             2,818             2,866            2,279
              Other                                                                  -                 -              350
                                                                           -----------       -----------      -----------
                  Subtotal Europe                                                7,417             9,233            6,887
                                                                           -----------       -----------      -----------

                Japan                                                            2,346             3,911            3,057
                                                                           -----------       -----------      -----------
                  Total net revenues                                       $    20,425       $    30,810      $    24,809
                                                                           ===========       ===========      ===========


         Long-lived assets:
              Americas                                                     $     4,238       $     1,400      $     1,780
              Foreign                                                              213               259              233
                                                                           -----------       -----------      -----------
                  Total long-lived assets                                  $     4,451       $     1,659      $     2,013
                                                                           ===========       ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16. RESTATEMENT OF QUARTERLY FINANCIAL DATA (UNAUDITED)

As discuss in Note 1, based on the results of the Audit Committee's investigation, the Company concluded that revenue and in some cases expenses, had been improperly accounted for in certain transactions during the fiscal year ended April 30,2000 primarily related to the following:

- Reciprocal agreement transactions for which there was insufficient support for the fair market valuation of inventory, funded development activities, or consulting services received by the Company, or equity investments made by the Company in connection with the Company delivering products or providing services.

- Improper application of AICPA Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") in which all of the conditions for revenue recognition required by SOP 97-2 had not been met.

- Contingent revenue transactions in which sales of software, services and other related items were contingent upon future events, including contingencies that were contained in side agreements.

- Service revenue which was recognized during the first month of the contract, rather than ratably over the term of the contract in accordance with SOP 97-2.

- Other adjustments, including insufficiently supported journal entries and improper recording of marketing co-operative agreements.

As a result, the Company restated its condensed consolidated financial statements for the quarters ended July 31, 1999, October 31, 1999 and January 31, 2000 from amounts previously reported to appropriately account for the transactions referred to above. The following is a summary of the significant effects of the restatement of selected quarterly financial information for fiscal year 2000:

                                                          First Quarter               Second Quarter
                                                    -------------------------     -----------------------
                                                       As             As             As             As
                                                    Reported       Restated       Reported       Restated
                                                    ----------    -----------     --------       --------
                                                               (In thousands, except per share data)
2000:
Total revenue                                      $     8,708    $     5,282     $     9,216    $     5,614
Gross margin                                       $     7,336    $     3,910     $     7,801    $     4,275
Net income (loss)                                  $     1,746    $    (1,311)    $     2,112    $    (1,512)
Net income (loss) per share, basic                 $      0.10    $     (0.07)    $      0.12    $     (0.09)
Net income (loss) per share, diluted               $      0.09    $     (0.07)    $      0.11    $     (0.09)

                                                          Third Quarter                  Fourth Quarter
                                                    -----------------------            ------------------
                                                       As            As
                                                    Reported       Restated
                                                    --------       --------
                                                           (In thousands, except per share data)
2000:
Total revenue                                      $    10,101    $     4,991             $   4,538
Gross margin                                       $     8,640    $     3,997             $   2,850
Net income (loss)                                  $     2,775    $    (1,107)            $  (3,169)
Net income (loss) per share, basic                 $      0.15    $     (0.06)            $   (0.17)
Net income (loss) per share, diluted               $      0.14    $     (0.06)            $   (0.17)

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17. Subsequent Events

In July 2000, the Company announced that it had acquired privately-held Unify InterAmerica, the Company's master distributor in Latin America. The acquisition was in support of Unify's strategy to rapidly expand into the growing Latin America e-commerce market. The Company has since re-evaluated the strategic value of the Latin American market, and as a result, the original stockholders have agreed to repurchase Unify InterAmerica, which will result in the Company recording a loss of approximately $300,000.

In October 2000, the National Association of Securities Dealers delisted the trading of the Company's common stock on the NASDAQ National Market.

In August 2000, the Company amended its lease agreement for its executive office and production facility. Under the terms of the amended agreement, the Company has provided a full security interest in the Company's investment in Evergreen Internet, Inc. (Note 7). This security interest may be cancelled upon the issuance by the Company of a standby letter of credit in the amount of $500,000.

                                                                     SCHEDULE II



                                UNIFY CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


                                                                                            Additions
                                                             Additions     Deductions:    (Deductions):     Balance
                                             Balance at      Charged to     Write-offs      Transfers         at
                                             Beginning       Operating          of          Between         End of
                                             of Period       Expenses        Accounts       Accounts        Period
                                            -----------     -----------    -----------    -----------     ----------
Allowance for doubtful accounts
receivable
     Year ended April 30, 1998               $     485       $     237      $    (159)      $      -       $     563
     Year ended April 30, 1999               $     563       $     698      $    (294)      $    (26)      $     941
     Year ended April 30, 2000               $     941       $   1,918      $    (612)      $   (490)      $   1,757

Allowance for amounts due from
minority interest stockholders
     Year ended April 30, 1998               $     326       $       -      $       -       $      -       $     326
     Year ended April 30, 1999               $     326       $       -      $    (326)      $      -       $       -
     Year ended April 30, 2000               $       -       $       -      $       -       $      -       $       -

Allowance for long-term accounts
and notes receivable
     Year ended April 30, 1998               $     303       $     220      $      (9)      $   (257)      $     257
     Year ended April 30, 1999               $     257       $     140      $    (221)      $     26       $     202
     Year ended April 30, 2000               $     202       $      23      $     (15)      $    541       $     751

                                UNIFY CORPORATION
                                INDEX TO EXHIBITS



                                                                                                             Prior Filing
                                                                                                             or Sequential
 Exhibit                                                                                                      Page Number
   No.                                                    Description                                           Herein
 -------                                                  -----------                                        -------------
   3.1     Restated Certificate of Incorporation of the Company                                                   (1)
   3.2     Bylaws of the Registrant                                                                               (1)
   4.1     Form of Stock Certificate                                                                              (1)
   4.2     Series E Stock Purchase Agreement by and among the Company and the purchasers
              named therein, dated April 2, 1992                                                                  (1)
  10.1 *   Employment Agreement by and between Reza Mikailli and the Registrant dated
              May 1, 1998                                                                                         (2)
  10.2 *   1991 Stock Option Plan, as amended                                                                     (1)
  10.3 *   1996 Employee Stock Purchase Plan                                                                      (1)
  10.4     Form of Indemnification Agreement                                                                      (1)
  10.5     Joint Venture Agreement, dated September 3, 1990, as amended, by and among the
              Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and
              Artificial Intelligence Research                                                                    (1)
  10.6     Lease Agreement Headquarters Office, Sacramento
  10.7     New Atlanta License and Support Agreement
  21.1     Subsidiaries of the Registrant                                                                         (1)
  23.1     Independent Auditors' Consent
  27.0     Financial Data Schedule

-------------------------

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