Form 10-Q/A
period 1999-07-31
UNIFY CORP
filed 2001-01-30
CIK 880562

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q/A

                                 Amendment No.1

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        COMMISSION FILE NUMBER: 001-11807
                           ---------------------------

                                UNIFY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        94-2710559
--------------------------------                     ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X      NO
                                       --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   17,707,228 shares of Common Stock, $0.0005 par value, as of August 31, 1999


================================================================================

                                UNIFY CORPORATION
                                   FORM 10-Q/A

                                      INDEX


                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    July 31, 1999 (Restated) and April 30, 1999...............................3

                  Condensed Consolidated Statements of Operations for
                    the three months ended July 31, 1999 (Restated) and 1998..................4

                  Condensed Consolidated Statements of Cash Flows
                    for the three months ended July 31, 1999 (Restated)and 1998...............5

                  Notes to Condensed Consolidated Financial Statements........................6

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................9


PART II.          OTHER INFORMATION

Item 5.           Other Information..........................................................15

Item 6.           Exhibits and Reports on Form 8-K...........................................15


SIGNATURE  ..................................................................................16

ITEM 1.  FINANCIAL STATEMENTS


                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           July 31,       April 30,
                                                                            1999             1999
                                                                        ----------       ----------
                                                                       (UNAUDITED
                                                                       AS RESTATED
ASSETS                                                                 -SEE NOTE 1)             (1)
Current assets:
   Cash and cash equivalents                                            $  8,993           $  5,315
   Investments                                                             3,663              6,072
   Accounts receivable, net                                                6,585              9,156
   Prepaid expenses and other current assets                                 662                732
                                                                        --------           --------
      Total current assets                                                19,903             21,275

Property and equipment, net                                                1,290              1,417
Other assets                                                                 206                242
                                                                        --------           --------
      Total assets                                                      $ 21,399           $ 22,934
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  1,059           $  1,138
   Notes payable to minority interest stockholders                           517                608
   Accrued compensation and related expenses                               1,346              1,650
   Other accrued liabilities                                               2,077              2,621
   Deferred revenue                                                        4,075              3,326
                                                                        --------           --------
      Total current liabilities                                            9,074              9,343

Minority interest                                                             --                265

Stockholders' equity:
   Common stock                                                                9                  9
   Additional paid-in capital                                             54,439             54,123
   Note receivable from stockholder                                         (101)              (125)
   Accumulated other comprehensive loss                                     (683)              (653)
   Accumulated deficit                                                   (41,339)           (40,028)
                                                                        --------           ---------
      Total stockholders' equity                                          12,325             13,326
                                                                        --------           ---------
      Total liabilities and stockholders' equity                        $ 21,399           $ 22,934
                                                                        ========           =========


(1) Derived from the audited consolidated financial statements for the year ended April 30, 1999.


     See accompanying notes to condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED JULY 31,
                                                                          1999             1998
                                                                      ----------       ----------
                                                                      (AS RESTATED
                                                                      -SEE NOTE 1)
Revenues:
   Software licenses                                                  $    3,110       $    4,242
   Services                                                                2,172            2,418
                                                                      ----------       ----------
      Total revenues                                                       5,282            6,660
                                                                      ----------       ----------

Cost of revenues:
   Software licenses                                                         229              226
   Services                                                                1,143            1,053
                                                                      ----------       ----------
      Total cost of revenues                                               1,372            1,279
                                                                      ----------       ----------

Gross margin                                                               3,910            5,381
                                                                      ----------       ----------

Operating expenses:
   Product development                                                     1,564            1,449
   Selling, general and administrative                                     4,006            3,653
                                                                      ----------       ----------
      Total operating expenses                                             5,570            5,102
                                                                      ----------       ----------

      Income (loss) from operations                                       (1,660)             279
Other income, net                                                            450               23
                                                                      ----------       ----------
      Income (loss) before income taxes                                   (1,210)             302
Provision for income taxes                                                   101               44
                                                                      ----------       ----------
      Net income (loss)                                               $   (1,311)      $      258
                                                                      ===========      ==========


Net income (loss) per share
   Basic                                                              $   (0.07)       $     0.02
                                                                      ==========       ==========
   Diluted                                                            $   (0.07)       $     0.02
                                                                      ==========       ==========

Shares used in computing net income (loss) per share:
   Basic                                                                  17,501           16,776
                                                                      ==========       ==========
   Diluted                                                                17,501           17,048
                                                                      ==========       ==========



     See accompanying notes to condensed consolidated financial statements.


                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JULY 31,
                                                                               1999              1998
                                                                          ----------        ---------
                                                                          (AS RESTATED
                                                                          - SEE NOTE 1)
Cash flows from operating activities:
   Net income (loss)                                                      $   (1,311)       $     258
   Reconciliation of net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation                                                               266              276
      Adjustments to minority interest                                          (265)             (36)
      Changes in operating assets and liabilities:
        Accounts receivable                                                    2,599              623
        Prepaid expenses and other current assets                                 68              (60)
        Accounts payable                                                         (83)              69
        Notes payable to minority interest stockholders                         (105)            (182)
        Accrued compensation and related expenses                               (304)            (411)
        Other accrued liabilities                                               (545)            (180)
        Deferred revenue                                                         735             (594)
                                                                          -----------        ---------
            Net cash provided by (used in) operating activities                1,055             (237)
                                                                          -----------        ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                 (3,663)          (1,250)
   Sales of available-for-sale securities                                      6,072            1,561
   Purchases of property and equipment                                          (140)            (212)
   Other assets                                                                   36               20
                                                                          -----------        ---------
            Net cash provided by investing activities                          2,305              119
                                                                          -----------        ---------

Cash flows from financing activities:
   Principal payments under debt obligations                                      --              (19)
   Proceeds from issuance of common stock, net                                   316              157
   Collection of note receivable from stockholder,
     net of interest accrual                                                      24               (3)
                                                                          ----------        ----------
         Net cash provided by financing activities                               340              135
                                                                          ----------        ----------

Effect of exchange rate changes on cash                                          (22)               1
                                                                          ----------        ---------
Net increase in cash and cash equivalents                                      3,678               18
Cash and cash equivalents, beginning of period                                 5,315            5,279
                                                                          ----------        ---------
Cash and cash equivalents, end of period                                  $    8,993        $   5,297
                                                                          ==========        =========


Supplemental cash flow information:

Cash paid during the period for:
   Interest                                                               $       38        $      26
                                                                          ==========        =========
   Income taxes                                                           $      123        $      32
                                                                          ==========        =========

     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

INVESTIGATION AND RESTATEMENT

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

- Service revenue which was recognized during the first month of the contract, rather than ratably over the term of the contract in accordance with SOP 97-2

- Other adjustments, including insufficiently supported journal entries and improper recording of marketing co-operative agreements.

The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such amounts have been charged to expense in that fiscal year; however, the Company is seeking to have the amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier years were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal year 2000 of adjustments relating to transactions of earlier years not being made in those years is not material.

As a result of the investigation, the Company has restated its condensed consolidated financial statements as of and for the three months ended July 31, 1999 from amounts previously reported

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to appropriately account for the transactions referred to above. The following summarizes the significant effects of the restatement on the condensed consolidated financial statements as of and for the three months ended July 31, 2000 (in thousands, except per share amounts):


                                                                         Three Months Ended
                                                                            July 31, 1999
                                                                            -------------
                                                                          As                    As
                                                                       Reported              Restated
                                                                       --------              ---------
     Total Revenue                                                $      8,708            $       5,282
     Gross Margin                                                 $      7,336            $       3,910
     Net Income (Loss)                                            $      1,746            $      (1,311)
     Basic Earnings (Loss) per share                              $       0.10            $       (0.07)
    Earnings (loss) per share                                     $       0.09            $       (0.07)

                                                                           Three Months Ended
                                                                            July 31, 1999
                                                                            -------------
                                                                          As                    As
                                                                       Reported              Restated
                                                                       --------              --------
    Total Current Assets                                          $     21,955            $      19,903
      Total Current Liabilities                                   $      7,917            $       9,074
     Total Stockholders' Equity                                   $     15,383            $      12,325
    Total Assets                                                  $     23,613            $      21,399

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal years ended April 30, 2000 and 1999 as filed with the SEC.

2.    NOTES DUE TO MINORITY INTEREST STOCKHOLDERS

In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with Sumitomo Metals Industries, Ltd. ("SMI"). The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at October 31, 1999), and is secured by the assets of Unify Japan.

3.    EARNINGS PER SHARE

SFAS No. 128, EARNINGS PER SHARE, requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. The effect of dilutive securities (stock options) is excluded in the diluted EPS computation for the three months ended July, 31,1999 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share amounts):


                                                                   THREE MONTHS ENDED JULY 31,
                                                                   ---------------------------
                                                                       1999             1998
                                                                   -----------       ---------

         NET INCOME (LOSS)  (NUMERATOR):
         Net income (loss), basic and diluted                     $   (1,311)      $      258
                                                                  ===========      ==========

         SHARES  (DENOMINATOR):
         Weighted average shares of common stock
              outstanding, basic                                      17,501           16,776
         Effect of dilutive securities (stock options)                    --              272
                                                                 -----------       ----------
         Weighted average shares of common stock
              outstanding, diluted                                    17,501           17,048
                                                                 ============     ===========

         PER SHARE AMOUNT:
         Net income (loss) per share, basic                       $    (0.07)      $     0.02
         Effect of dilutive securities (stock options)                    --               --
                                                                 ------------     -----------
         Net income (loss) per share, diluted                     $    (0.07)      $     0.02
                                                                 ============     ===========

         ANTIDILUTIVE SHARES:                                          1,637              866
                                                                 ============     ===========

4.    COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) for the periods shown was as follows:


                                                                     THREE MONTHS ENDED JULY 31,
                                                                     ---------------------------
                                                                         1999            1998
                                                                      ----------      ----------
         Net income (loss)                                            $   (1,311)      $      258
         Foreign currency translation                                        (30)             (34)
                                                                      -----------      ----------
          Total comprehensive income (loss)                           $   (1,341)      $      224
                                                                      ===========      ==========

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal years ended April 30, 2000 and 1999 as filed with the SEC.

RESULTS OF OPERATIONS

Overview

Unify develops, markets and supports Internet software that extends business applications to the Web. The Company provides features-rich products and services for organizations growing their business on the Web, based on open, Java technologies. Unify's products provide enterprise, scalable and affordable software for building and managing online applications. The Company's flagship product line, Unify eWave, includes a Web application server, enterprise application server and commerce framework built on the the Java 2 Enterprise Edition ("J2EE") platform technology. These products are designed to enable developers to rapidly build production-ready, scalable Internet and e-commerce applications that are easy to manage and run with minimal down-time.

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

                                UNIFY CORPORATION

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

- Other adjustments including insufficiently supported journal entries and improper recording of marketing co-operative agreements.

The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such amounts have been charged to expense in that fiscal year; however, the Company is seeking to have the amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier years were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal year 2000 of adjustments relating to transactions of earlier years not being made in those years, is not material.

As a result of the investigation, Unify has restated its condensed consolidated financial statements as of and for the three months ended July 31, 1999 from amounts previously reported to appropriately account for the transactions referred to above. The significant effects of the restatement on the condensed consolidated financial statements as of and for the three months ended July 31, 1999 are summarized in Note 1. The information in Management's Discussion and Analysis of Financial Condition and Results of Operations as presented herein has been revised for the effects of the restatement.

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

                                UNIFY CORPORATION

Total revenues for the quarter ended July 31, 1999 decreased 21% over the same quarter of the prior year to $5.3 million. The decrease during the first three months of fiscal 2000 was primarily due to the Company's shift in focus from its client/server product line to the Unify eWave product line, which was not fully implemented during the first quarter. The decrease in total revenues was largely the result of license revenues which decreased by $1.1 million to $3.1 million in the first quarter of fiscal 2000 which was 27% lower as compared with the same quarter of the prior year. Service revenues decreased $0.2 million (10%) during the first quarter of fiscal 2000 to $2.2 million as compared to service revenues of $2.4 million in the first quarter of fiscal 1999.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 60% and 52% of total revenues in the quarters ended July 31, 1999 and 1998 respectively.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues increased from 19% in the first quarter of fiscal 1999 to 26% for the first quarter of fiscal 2000. During the first quarter of fiscal 1998, the comparative ratio was 26%.

In absolute dollars, cost of software licenses increased by only 1% in the first quarter of 2000 as compared to the same period of fiscal 1999. Software license revenue had decreased by 27% as compared to the same period of 1999. This mismatch in revenues and expenses is the result of differences between revenue recognition, which is variable, and the recording of expenses, which for the most part are fixed as period costs. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services increased 9% over the same period in fiscal 1999 to $1.1 million. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues.

PRODUCT DEVELOPMENT

Product development expenses increased 8% to $1.6 million, compared with an expense of $1.4 million for the same quarter of the prior year. The increase in product development expenses in fiscal years 2000 and 1999 are primarily the result of the design and development of the Unify eWave family of products and the resources required to maintain and support this product line. The Company believes that a substantial investment in product development is critical to maintaining technological leadership and therefore continues to devote resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 1999 increased 10% to $4.0 million, or 76% of total revenues, as compared to $3.7 million, or 55% of total revenues, for the same quarter of the prior year. The major components of SG&A for the first three months of fiscal 2000 were sales expenses of $1.9 million, marketing expenses of $0.7 million, general and administrative of $0.3 million and bad debt expenses of $1.0 million. Sales expenses, salaries and commissions, decreased $0.4 million as the result of the shift in focus to the Unify eWave product line which had not been fully implemented in the first quarter. This

                                UNIFY CORPORATION

expense decrease was partially offset by an increase in marketing expense of $0.3 million as a result of this new promotion. General and administrative expenses decreased $0.4 million for fiscal year 2000 primarily as the result of reduced professional services spending and adjustments for allocated costs. As a result of management's evaluation into the performance and quality of its outstanding receivables bad debt expenses increased by $0.9 million during the three month ended July 31, 1999 as compared to the comparable period for the prior fiscal year. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

The Company recorded tax provisions for the quarters ended July 31, 1999 and 1998 which related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had cash, cash equivalents and short-term investments of $12.7 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $10.8 million at July 31, 1999 from $11.9 million at April 30, 1999.


The Company's operating activities generated cash of $1.1 million during the three months ended July 31, 1999, as compared to a decrease of $0.2 million for the same period in the prior year. The increase in cash provided by operating activities for the first quarter of fiscal year 2000 was primarily from decreases in accounts receivable and increases in deferred revenues, partially offset by operating losses and other decreases in accrued liabilities and compensation expenses. Accounts receivable decreased by $2.6 million of which $0.7 million was achieved through the sale of receivables without recourse. Investing activities during the period generated cash of $2.3 million, consisting principally of net sales of available-for-sale securities. Cash provided by financing activities during the period was $0.3 million, which represented proceeds from the issuance of common stock under the Company's stock option and stock purchase plans.

VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS

The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's or its competitors' operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; significant changes in the Company' senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often

                                UNIFY CORPORATION

been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.

The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for Internet and e-commerce application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected. The Company also expects that its operating results will be affected by seasonal trends, and that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

DISCLOSURES ABOUT MARKET RATE RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $9.0 million at July 31, 1999. The securities in the Company's short-term investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $3.7 million at July 31, 1999 and there were no material realized or unrealized gains or losses on short-term investments during the first quarter of fiscal 2000. The Company does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. The Company's short-term investments at July 31, 1999 consisted of $3.7 million in high quality corporate bonds maturing within one year, which the Company does not

                               UNIFY CORPORATION

believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 1999, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although The Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At July 31, 1999, the Company had $1.1 million, $0.3 million and $0.6 million in such receivables denominated in British Pounds, French Francs and Japanese Yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

                                UNIFY CORPORATION

PART  II.     OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Kurt M. Garbe, Chief Operating Officer, Asera, Inc., joined the Company's Board of Directors effective August 12, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)   Exhibits
              None


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


Date:  January  30, 2001            Unify Corporation
                                    (REGISTRANT)



                                    By: /s/ DAVID H. ADAMS
                                       --------------------------------
                                            David H. Adams
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)