Form 10-Q/A
period 1999-10-31
UNIFY CORP
filed 2001-01-30
CIK 880562

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

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

                        COMMISSION FILE NUMBER: 001-11807
                        ---------------------------------

                                UNIFY CORPORATION
                        ---------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                94-2710559
    -------------------------------          -------------------------------
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


                           2101 ARENA BLVD, SUITE 100
                          SACRAMENTO, CALIFORNIA 95834
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                            TELEPHONE: (916) 928-6400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES /X/     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

18,180,904 shares of Common Stock, $0.0005 par value, as of November 30, 1999

===============================================================================

                                UNIFY CORPORATION
                                   FORM 10-Q/A

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER

PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Condensed Consolidated Balance Sheets as of
                          October 31, 1999 (Restated) and April 30, 1999..................         3

                      Condensed Consolidated Statements of Operations for
                          the three and six months ended October 31, 1999
                          (Restated) and 1998.............................................         4

                      Condensed Consolidated Statements of Cash Flows
                          for the six months ended October 31, 1999 (Restated)
                          and 1998........................................................         5

                      Notes to Condensed Consolidated Financial Statements................         6

Item 2.               Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...................         9


PART II.              OTHER INFORMATION

Item 4.               Submission of Matters to a Vote of Security Holders.................        15

Item 6.               Exhibits and Reports on Form 8-K....................................        15


SIGNATURE  ...............................................................................        16


PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        October 31,       April 30,
                                                                           1999             1999
                                                                         ---------       ----------
                                                                        (UNAUDITED
                                                                        AS RESTATED
                                                                       - SEE NOTE 1)         (1)
ASSETS
Current assets:
   Cash and cash equivalents                                            $    8,666       $    5,315
   Investments                                                               4,713            6,072
   Accounts receivable, net                                                  5,581            9,156
   Prepaid expenses and other current assets                                   708              732
                                                                        ----------       ----------
      Total current assets                                                  19,668           21,275

Property and equipment, net                                                  1,240            1,417
Other investments                                                              550
Other assets                                                                 1,034              242
                                                                        ----------       ----------
      Total assets                                                      $   22,492       $   22,934
                                                                        ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $      916       $    1,138
   Notes payable to minority interest stockholders                             576              608
   Accrued compensation and related expenses                                 1,598            1,650
   Other accrued liabilities                                                 3,793            2,621
   Deferred revenue                                                          4,411            3,326
                                                                        ----------       ----------
      Total current liabilities                                             11,294            9,343

Minority interest                                                                -              265

Stockholders' equity:
   Common stock                                                                  9                9
   Additional paid-in capital                                               54,852           54,123
   Note receivable from stockholder                                            (77)            (125)
   Accumulated other comprehensive loss                                       (735)            (653)
   Accumulated deficit                                                     (42,851)         (40,028)
                                                                        ----------       ----------
      Total stockholders' equity                                            11,198           13,326
                                                                        ----------       ----------
      Total liabilities and stockholders' equity                        $   22,492       $   22,934
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

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                Three Months Ended                 Six Months Ended
                                                    October 31,                       October 31,
                                            ---------------------------      ---------------------------
                                               1999            1998             1999            1998
                                             ---------       ---------        ---------       ---------
                                             (AS RESTATED                     (AS RESTATED
                                             -SEE NOTE 1)                     -SEE NOTE 1)
Revenues:
   Software licenses                         $   3,578       $   4,726        $   6,688       $   8,968
   Services                                      2,036           2,474            4,208           4,892
                                             ---------       ---------        ---------       ---------
      Total revenues                             5,614           7,200           10,896          13,860
                                             ---------       ---------        ---------       ---------

Cost of revenues:
   Software licenses                               210             236              439             462
   Services                                      1,129           1,074            2,272           2,127
                                             ---------       ---------        ---------       ---------
      Total cost of revenues                     1,339           1,310            2,711           2,589
                                             ---------       ---------        ---------       ---------

Gross margin                                     4,275           5,890            8,185          11,271
                                             ---------       ---------        ---------       ---------

Operating expenses:
   Product development                           1,719           1,484            3,283           2,933
   Selling, general and administrative           4,094           3,606            8,100           7,259
                                             ---------       ---------        ---------       ---------
      Total operating expenses                   5,813           5,090           11,383          10,192
                                             ---------       ---------        ---------       ---------

      Income  (loss) from operations            (1,538)            800           (3,198)          1,079
Other income, net                                  122             100              572             123
                                             ---------       ---------        ---------       ---------
      Income (loss) before income taxes         (1,416)            900           (2,626)          1,202
Provision for income taxes                          96              44              197              88
                                             ---------       ---------        ---------       ---------
      Net income (loss)                      $  (1,512)      $     856        $  (2,823)      $   1,114
                                             ==========      =========        ==========      =========


Net income (loss) per share:
   Basic                                     $  (0.09)       $    0.05        $  (0.16)       $    0.07
                                             =========       =========        =========       =========
   Diluted                                   $  (0.09)       $    0.05        $  (0.16)       $    0.07
                                             =========       =========        =========       =========

Shares used in computing net income
 (loss) per share:
   Basic                                        17,767          16,870           17,811          16,828
                                             =========       =========        =========       =========
   Diluted                                      17,767          17,094           17,811          17,076
                                             =========       =========        =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED OCTOBER 31,
                                                                             1999              1998
                                                                          ----------        ---------
                                                                         (AS RESTATED
                                                                         -SEE NOTE 1)
Cash flows from operating activities:
   Net income (loss)                                                      $   (2,823)       $   1,114
   Reconciliation of net income (loss) to net cash provided by
   (used in) in operating activities:
      Depreciation                                                               496              554
      Adjustments to minority interest                                          (265)             (27)
     Changes in operating assets and liabilities:
        Accounts receivable, net                                               3,787               97
        Prepaid expenses and other current assets                                 34               32
        Accounts payable                                                        (245)             188
        Notes payable to minority interest stockholders                         (109)            (198)
        Accrued compensation and related expenses                                (73)            (239)
        Other accrued liabilities                                              1,161             (359)
        Deferred revenue                                                         971           (1,288)
                                                                          ----------        ---------
            Net cash provided by (used in) operating activities                2,934             (126)
                                                                          ----------        ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                 (4,713)           1,160
   Sales of available-for-sale securities                                      6,072                -
   Purchases of property and equipment                                          (313)            (344)
   Other assets                                                               (1,342)              12
                                                                          -----------       ---------
            Net cash provided by (used in) investing activities                 (296)             828
                                                                          -----------       ---------

Cash flows from financing activities:
   Principal payments under debt obligations                                       -              (22)
   Proceeds from issuance of common stock, net                                   729              211
   Repurchase of common stock                                                      -              (91)
   Collection of note receivable from stockholder,
      net of interest receivable                                                  49               (5)
                                                                          ----------        ---------
            Net cash provided by financing activities                            778               93
                                                                          ----------        ---------

Effect of exchange rate changes on cash                                          (65)             (25)
                                                                          ----------        ---------
Net increase in cash and cash equivalents                                      3,351              770
Cash and cash equivalents, beginning of period                                 5,315            5,279
                                                                          ----------        ---------
Cash and cash equivalents, end of period                                  $    8,666        $   6,049
                                                                          ==========        =========

Supplemental cash flow information: Cash paid during the period for:
   Interest                                                               $       27        $      81
                                                                          ==========        =========
   Income taxes                                                           $      254        $      54
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

As a result of the investigation, the Company has restated its condensed consolidated financial statements as of and for the six months ended October 31, 1999 from amounts previously reported to appropriately account for the transactions referred to above. The following summarizes the significant effects of the restatement on the condensed consolidated financial

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


statements as of and for the three months and six months ended October 31, 2000 (in thousands, except per share amounts):

                                                      Three Months Ended          Six Months Ended
                                                       October 31, 1999           October 31, 1999
                                                     --------------------        ------------------
                                                       As            As           As             As
                                                    Reported     Restated      Reported       Restated
                                                    --------     --------      --------       --------
     Total Revenue                                $    9,216    $   5,614    $   17,924     $   10,896
     Gross Margin                                 $    7,801    $   4,275    $   15,137     $    8,185
     Net Income (Loss)                            $    2,112    $  (1,512)   $    3,858     $   (2,823)
     Basic Earnings (Loss) per share              $     0.12    $   (0.09)   $     0.22     $    (0.16)
     Diluted Earnings (loss) per share            $     0.11    $   (0.09)   $     0.20     $    (0.16)

                                                                                As of October 31, 1999
                                                                                ----------------------
                                                                                   As            As
                                                                                Reported      Restated
                                                                                --------      --------
     Total Current Assets                                                     $   23,044     $   19,668
     Total Current Liabilities                                                $    8,267     $   11,294
     Total Stockholders' Equity                                               $   17,926     $   11,198
    Total Assets                                                              $   26,539     $   22,492

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

3.   EARNINGS PER SHARE

SFAS No. 128, EARNINGS PER SHARE, requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. The effect of dilutive securities (stock options) is excluded in the diluted EPS computation for the three and six months ended October 31, 1999 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share amounts):

                                                Three Months Ended                Six Months Ended
                                                    October 31,                      October 31,
                                             -------------------------        -------------------------
                                               1999            1998             1999            1998
                                             ---------       ---------        ---------       ---------
NET INCOME (LOSS)  (NUMERATOR):
Net income (loss), basic and diluted         $  (1,512)      $     856        $  (2,823)      $   1,114
                                             ==========      =========        ==========      =========
SHARES  (DENOMINATOR):
Weighted average shares of common
    stock outstanding, basic                    17,767          16,870           17,811          16,828
Effect of dilutive securities (stock options)        -             224                -             248
                                             ---------       ---------        ---------       ---------
Weighted average shares of common
    stock outstanding, diluted                  17,767          17,094           17,811          17,076
                                             =========       =========        =========       =========
PER SHARE AMOUNT:
Net income (loss) per share, basic           $   (0.09)       $   0.05        $   (0.16)       $   0.07
Effect of dilutive securities (stock options)        -               -                -               -
                                             ---------       ---------        ---------       ---------
Net income (loss) per share, diluted         $   (0.09)       $   0.05        $   (0.16)       $   0.07
                                             =========       =========        =========       =========

ANTIDILUTIVE SHARES:                             1,557           1,056            1,597           1,066
                                             =========================        =========       =========

4.  COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) for the periods shown was as follows (in thousands):

                                                 Three Months Ended               Six Months Ended
                                                     October 31,                     October 31,
                                             -------------------------        -------------------------
                                                1999            1998             1999            1998
                                             ---------       ---------        ---------       ---------

Net income (loss)                            $  (1,512)      $     856        $  (2,823)      $   1,114
Foreign currency translation                       (52)            (75)             (82)            (41)
                                             ----------      ---------        ----------      ---------
   Total comprehensive income (loss)         $  (1,564)      $     781        $  (2,905)      $   1,073
                                             ==========      =========        ==========      =========

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal years ended April 30, 1999 and 2000 as filed with the SEC.

RESULTS OF OPERATIONS

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

                                UNIFY CORPORATION


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

The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such payments have been charged to expense in that fiscal year; however, the Company is seeking to have the amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier years were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal year 2000 of adjustments relating to transactions of earlier years not being made in those years is not material.

REVENUES

The Company's strategy is to market and enhance its e-commerce and Internet products. The Company continues to support its installed base of client/server products, which the Company believes represents a significant source of potential customers for its Internet products. The Company also generates significant revenues from services, including customer maintenance, consulting and training.

Total revenue for the three months ended October 31, 1999 decreased $1.6 million (22%) to $5.6 million from $7.2 in the three months ended October 31, 1998. Total revenue for the six months ended October 31, 1999 decreased $3.0 million (21%) to $10.9 million from $13.9 for the six months ended October 31, 1998.

Software license revenues represented the majority of the decrease in total revenues with a 24% decrease for the three months ended October 31, 1999 and a 25% decrease for the six months ended October 31, 1999 as compared to the same periods in the prior fiscal year. The decrease was primarily related to the Company's shift in focus from its client/server product line to the Unify eWave product line, for which revenues to date have not met expectations. The Company VISION and client/server software license revenues have also declined as a result of the emphasis on the Unify eWave product line.

                                UNIFY CORPORATION


Service revenue for the second quarter ended October 31, 1999 decreased $0.4 million (18%) to $2.0 million from $2.5 for the same quarter in fiscal 1999. Total service revenue for the six months ended October 31, 1999 decreased $0.7 million (14%) to $4.2 million from $4.9 for the six months ended October 31, 1998. Maintenance revenues decreased for the three and six months period by 10% and 14%, respectively, from the prior comparative periods. This reduction in revenues correspond to decreases in initial maintenance orders which decreased in conjunction with the reductions of product sales. Consulting revenues were down 10% for the six months ended October 31, 1999 and 31% for the three months ended October 31, 1999 as compared to the same period in 1998, reflecting the impact on the increased emphasis on product sales.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 54% and 56% of total revenues in the quarters ended October 31, 1999 and 1998 respectively, and 57% and 54% for the comparative six months period ended October 31, 1999 and 1998, respectively.

COST OF REVENUES

Total cost of revenue for the second quarter ended October 31, 1999 increased 2% over the cost reported during the second quarter ended October 31, 1998. Total cost of revenue for the six months ended October 31, 1999 increased 5% when compared to the same period in the prior year.

Cost of software licenses represented 10% of software license revenues for the three months ended October 31, 1999 and 10% of software licenses for the six months ended October 31, 1999 and were comparable to cost of software licenses in the same periods of the prior year.

Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services for the three and six months ended October 31, 1999 increased 5% and 7% compared to the same periods of the prior year, primarily due to higher consulting costs associated with the company's pursuit of new Internet consulting opportunities during fiscal 2000. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues.

PRODUCT DEVELOPMENT

Product development expenses for the quarters ended October 31, 1999 and 1998 were comparable at $1.7 million and $1.5 million, respectively. Product development expenses for the six months ended October 31, 1999 and 1998 were also stable at approximately $3.3 million and $2.9 million. The slight increases in product development expenses is the result of the development of the Unify eWave family of products and the resources required to maintain and support this product line. The Company believes that a substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 1999 increased to $4.1 million, or 73% of total revenues, as compared to $3.6 million, or 50% of total revenues, for the same quarter of the prior year. SG&A expenses for the six months ended

                                UNIFY CORPORATION


October 31, 1999 increased to $8.1 million, or 74% of total revenues, as compared to $7.3 million, or 52% of total revenues, for the same period of the prior year. The major components of SG&A for the second three months of fiscal 2000 were sales expenses of $2.2 million, marketing expenses of $0.7 million, general and administrative of $0.7 million and bad debt expenses of $0.5 million. Sales expenses decreased $0.1 million when compared to the same quarter of the prior fiscal year, as a result of the shift in focus to the Unify eWave product line which had not been fully implemented in the first quarter, this expense decrease was partially offset by an increase in marketing expense of $0.2 million as a result of this new product promotion. General and administrative expenses decreased less than $0.1 million for the second three months of fiscal 2000 compared to the comparable period for the prior year. Bad debt expenses increased by $0.5 million during the three months ended October 31, 1999 as compared to the comparable period for the prior fiscal year. For the six months ended October 31, 1999 sales expenses decreased $0.5 million as the result of the shift in focus to the Unify eWave product line; marketing expense increased $0.5 million as a result of the new product promotion; general and administrative expenses decreased $0.5 and bad debt expenses were increased by $1.3 million when compared to the same six months period for fiscal 1999. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

The Company recorded tax provisions for the three and six months ended October 31, 1999 and 1998 which related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had cash, cash equivalents and short-term investments of $13.4 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $8.3 million at October 31, 1999 from $11.9 million at April 30, 1999.

The Company's operating activities generated cash of $2.9 million during the six months ended October 31, 1999, as a result of increases in deferred revenue and accrued liabilities of $2.1 million and a decreases in accounts recievable of $3.9 million partially offset by operating losses of $2.8 million for the first six months of fiscal 2000. Accounts receivable decreased by $3.8 million of which $1.5 million was achieved through the sale of receivables without recourse. Increases in accrued liabilities was due primarily to accrued software and developmental costs. Investing activities during the period reduced cash by $0.3 million, consisting principally of investments in and purchase of other assets and equipment of $1.7 million partially offset with funds provided from the net sale of available-for-sale securities of $1.4 million. Cash provided by financing activities during the period was $.8 million, which primarily represents the issuance of common stock under the Company's stock option and stock purchase plan of $0.7 million.

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

                                UNIFY CORPORATION

DISCLOSURES ABOUT MARKET RATE RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $8.7 million at October 31, 1999. The securities in the Company's short-term investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $4.7 million at October 31, 1999 and there were no material realized or unrealized gains or losses on short-term investments during the first six months of fiscal 2000. The Company does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. The Company's short-term investments at October 31, 1999 consisted of $4.7 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at October 31, 1999, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

FOREIGN CURRENCY EXCHANGE RATE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At October 31, 1999, the Company had $1.3 million, $0.3 million and $0.9 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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


THE ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

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


Date:   January 30, 2001            Unify Corporation
                                    (REGISTRANT)



                                    By:

                                    /s/  DAVID H. ADAMS
                                       ----------------------------------------
                                         David H. Adams
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)