Form 10-Q/A
period 2000-01-31
UNIFY CORP
filed 2001-01-30
CIK 880562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                            2101ARENA BLVD, SUITE 100

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

  18,391,419 shares of Common Stock, $0.0005 par value, as of February 29, 2000

================================================================================

                                UNIFY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              January 31, 2000 (Restated) and April 30, 1999............      3

              Condensed Consolidated Statements of Operations for
                the three and nine months ended January 31, 2000
                (Restated) and 1999.....................................      4

              Condensed Consolidated Statements of Cash Flows
                for the nine months ended January 31, 2000 (Restated)
                and 1999................................................      5

              Notes to Condensed Consolidated Financial Statements......      6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........      9


PART II.      OTHER INFORMATION


Item 5.       Disclosure of Investment in Evergreen Internet, Inc.......     15

Item 6.       Exhibits and Reports on Form 8-K..........................     15


SIGNATURE  ..............................................................    16


PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                                UNIFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       January 31,       April 30,
                                                          2000              1999
                                                       -----------       ----------
                                                       (UNAUDITED            (1)
                                                       AS RESTATED
 ASSETS                                                 -SEE NOTE 1)
Current assets:
   Cash and cash equivalents                           $   11,529       $    5,315
   Investments                                              3,669            6,072
   Accounts receivable, net                                 4,108            9,156
   Prepaid expenses and other current assets                  710              732
                                                        ---------        ---------
      Total current assets                                 20,016           21,275

Property and equipment, net                                 1,097            1,417
Other investments                                             550
Other assets                                                1,064              242
                                                       ----------       ----------
      Total assets                                     $   22,727       $   22,934
                                                       ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $    1,160       $    1,138
   Notes payable to minority interest stockholders            475              608
   Accrued compensation and related expenses                1,604            1,650
   Other accrued liabilities                                3,417            2,621
   Deferred revenue                                         5,559            3,326
                                                       ----------       ----------
      Total current liabilities                            12,215            9,343

Minority interest                                               -              265

Stockholders' equity:
   Common stock                                                 9                9
   Additional paid-in capital                              55,290           54,123
   Note receivable from stockholder                           (52)            (125)
   Accumulated other comprehensive loss                      (777)            (653)
   Accumulated deficit                                    (43,958)         (40,028)
                                                       ----------       ----------
      Total stockholders' equity                           10,512           13,326
                                                       ----------       ----------
      Total liabilities and stockholders' equity       $   22,727       $   22,934
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

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                   Three Months Ended             Nine  Months Ended
                                                       January 31,                   January 31,
                                                   ------------------             ------------------
                                                    2000         1999              2000        1999
                                                  --------      -------           -------     -------
                                                (AS RESTATED                     (AS RESTATED
                                                 -SEE NOTE 1)                    -SEE NOTE 1)
Revenues:
   Software licenses                         $   2,988       $   5,343        $   9,676       $  14,311
   Services                                      2,003           2,734            6,211           7,626
                                             ---------       ---------        ---------       ---------
      Total revenues                             4,991           8,077           15,887          21,937
                                             ---------       ---------        ---------       ---------

Cost of revenues:
   Software licenses                               222             172              661             634
   Services                                        772           1,088            3,044           3,215
                                             ---------       ---------        ---------       ---------
      Total cost of revenues                       994           1,260            3,705           3,849
                                             ---------       ---------        ---------       ---------

Gross margin                                     3,997           6,817           12,182          18,088
                                             ---------       ---------        ---------       ---------

Operating expenses:
   Product development                           1,562           1,457            4,845           4,390
   Selling, general and administrative           3,546           3,933           11,646          11,192
                                             ---------       ---------        ---------       ---------
      Total operating expenses                   5,108           5,390           16,491          15,582
                                             ---------       ---------        ---------       ---------

      Income (loss) from operations             (1,111)          1,427           (4,309)          2,506
Other income, net                                   78              53              650             176
                                             ---------       ---------        ---------       ---------
      Income (loss) before income taxes         (1,033)          1,480           (3,659)          2,682
Provision for income taxes                          74              72              271             160
                                             ---------       ---------        ---------       ---------
      Net income (loss)                      $  (1,107)      $   1,408        $  (3,930)      $   2,522
                                             ==========      =========        ==========      =========


Net income (loss) per share:
   Basic                                     $  (0.06)       $    0.08        $  (0.22)       $    0.15
                                             =========       =========        =========       =========
   Diluted                                   $  (0.06)       $    0.08        $  (0.22)       $    0.14
                                             =========       =========        =========       =========

Shares used in computing net
income (loss) per share:
   Basic                                        18,143          17,046           17,715          16,988
                                             =========       =========        =========       =========
   Diluted                                      18,143          18,710           17,715          18,176
                                             =========       =========        =========       =========




           See accompanying notes to condensed consolidated financial statements.

                                UNIFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Nine Months Ended January 31,
                                                                          -----------------------------
                                                                             2000              1999
                                                                          ---------          --------
                                                                          (AS RESTATED
                                                                          -SEE NOTE 1)

Cash flows from operating activities:
   Net income (loss)                                                      $   (3,930)       $   2,522
   Reconciliation of net income (loss) to net cash provided by
   (used in) in operating activities:
      Depreciation                                                               740              826
      Adjustment to minority interest                                           (265)             (38)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                              5,137           (1,835)
         Prepaid expenses and other current assets                                33              113
         Accounts payable                                                          1              (81)
         Notes payable to minority interest stockholders                        (203)            (212)
         Accrued compensation and related expenses                               (51)            (521)
         Other accrued liabilities                                               805             (166)
         Deferred revenue                                                      2,170             (760)
                                                                          ----------        ----------
            Net cash provided by (used in) operating activities                4,437             (152)
                                                                          ----------        ----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                 (3,669)          (2,300)
   Sales of available-for-sale securities                                      6,072            3,460
   Purchases of property and equipment                                          (418)            (450)
   Decrease in other assets                                                     (550)               -
   Other assets                                                                 (824)              12
                                                                          ----------        ----------
            Net cash provided by investing activities                            611              722
                                                                          ----------        ----------

Cash flows from financing activities:
   Principal payments under debt obligations                                       -              (22)
   Proceeds from issuance of common stock, net                                 1,167              547
   Repurchase of common stock                                                      -             (159)
   Accrual of interest on notes receivable from stockholder                        -               (8)
   Collection of note receivable from stockholder,
     net of interest receivable                                                   74               75
                                                                          ----------        ----------
            Net cash provided by financing activities                          1,241              433
                                                                          ----------        ----------

Effect of exchange rate changes on cash                                          (75)             (27)
                                                                          ----------        ----------
Net increase in cash and cash equivalents                                      6,214              976
Cash and cash equivalents, beginning of period                                 5,315            5,279
                                                                          ----------        ----------
Cash and cash equivalents, end of period                                  $   11,529        $   6,255
                                                                          ==========        =========

Supplemental cash flow information:
Cash paid during the period for:
  Interest                                                                $       63        $     108
                                                                          ==========        =========
   Income taxes                                                           $      152        $      68
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

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2000 of adjustments relating to transactions of earlier years not being made in those years is not material.

As a result of the investigation, the Company has restated its condensed consolidated financial statements as of and for the nine months ended January 31, 2000 from amounts previously reported to appropriately account for the transactions referred to above. The following summarizes the significant effects of the restatement on the condensed consolidated financial statements as of and for the three months and nine months ended January 31, 2000 (in thousands, except per share amounts)

                                                     Three Months Ended            Nine Months Ended
                                                      January 31, 2000             January 31, 2000
                                                     ------------------            -----------------
                                                        As          As             As            As
                                                   Reported      Restated      Reported       Restated
                                                  ----------    ----------    ----------     ----------
     Total Revenue                               $   10,101    $    4,991    $   28,025     $   15,887
     Gross Margin                                $    8,640    $    3,997    $   23,776     $   12,182
     Net Income (Loss)                           $    2,775    $  (1,107)    $    6,663     $   (3,930)
     Basic Earnings (Loss) per share             $     0.15    $   (0.06)    $     0.37     $    (0.22)
     Diluted Earnings (loss) per share           $     0.14    $   (0.06)    $     0.35     $    (0.22)

                                                                               As of January 31, 2000
                                                                               ----------------------
                                                                                   As              As
                                                                                Reported       Restated
                                                                               ----------     ----------
    Total Current Assets                                                      $   25,858     $   20,016
    Total Current Liabilities                                                 $    7,769     $   12,215
    Total Stockholders' Equity                                                $   21,112     $   10,512
    Total Assets                                                              $   30,187     $   22,727


BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 and 1999 as filed with the SEC.

2.   NOTES DUE TO MINORITY INTEREST STOCKHOLDERS

In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with Sumitomo Metals Industries, Ltd. ("SMI"). The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at October 31, 1999), and is secured by the assets of Unify Japan.

                                UNIFY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   EARNINGS PER SHARE

SFAS No. 128, EARNINGS PER SHARE, requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. The effect of dilutive securities (stock options) is excluded in the diluted EPS computation for the three and nine months ended January 31, 2000 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share amounts):

                                                Three Months Ended                Nine Months Ended
                                                    January 31,                      January 31,
                                                ------------------                ------------------
                                                 2000        1999                  2000        1999
                                                ------      ------                ------      ------
NET INCOME (LOSS)  (NUMERATOR):
Net income (loss), basic and diluted         $  (1,107)      $   1,408        $  (3,930)      $   2,522
                                             ==========      =========        ==========      =========

SHARES  (DENOMINATOR):
Weighted average shares of common
    stock outstanding, basic                    18,143          17,046           17,715          16,988
Effect of dilutive securities (stock options)        -           1,664                -           1,188
                                             ---------       ---------        ---------       ---------
Weighted average shares of common
    stock outstanding, diluted                  18,143          18,710           17,715          18,176
                                             =========       =========        =========       =========

PER SHARE AMOUNT:
Net income (loss) per share, basic           $  (0.06)       $    0.08        $  (0.22)       $    0.15
Effect of dilutive securities (stock options)        -               -                -          (0.01)
                                             ---------       ---------        ---------       ---------
Net income (loss) per share, diluted         $  (0.06)       $    0.08        $  (0.23)       $    0.14
                                             =========       =========        =========       =========

ANTIDILUTIVE SHARES:                         $   1,598               0            1,597              44
                                             =========       =========        =========       =========

4.   COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) for the periods shown was as follows:

                                                 Three Months Ended                Nine Months Ended
                                                     January 31,                       January 31,
                                                 ------------------                ------------------
                                                  2000        1999                  2000        1999
                                                 ------      ------                ------      ------

Net income (loss)                            $  (1,107)      $   1,408        $  (3,930)      $   2,522
Foreign currency translation                       (42)            (32)            (124)            (73)
                                             ---------       ---------        ---------       ---------
  Total comprehensive income (loss)          $  (1,149)      $   1,376        $  (4,054)      $   2,449
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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 and 2000 as filed with the SEC.

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

Total revenue for the third quarter ended January 31, 2000 decreased $3.1 million (38%) to $5.0 million from $8.1 in the third quarter ended January 31, 1999. Total revenue for the nine months ended January 31, 2000 decreased $6.1 million (28%) to $15.9 million from $21.9 for the nine months ended January 31, 1999.

The decrease in total revenues was primarily driven by software license revenues, which decreased by 44%, or $2.4 million for the three months ended January 31, 2000, and 32%, or $4.6 million, for the nine months period ended January 31, 2000 as compared to the same periods in the prior fiscal year. The decrease was primarily related to the Company's shift in focus from its client/server product line to its Unify eWave product line, for which the revenues to date have not met expectations. As the Company emphasized the sale and marketing of the Unify eWave product line the Unify VISION and client-server software license revenues also declined further.

                                UNIFY CORPORATION

Service revenue for the third quarter ended January 31, 2000 decreased $0.7 million (27%) to $2.0 million from $2.7 for the same quarter in fiscal 1999. Total service revenue for the nine months ended January 31, 2000 decreased $1.4 million (19%) to $6.2 million from $7.6 for the nine months ended January 31, 1999. Maintenance revenues decreased for the three and nine months period by 9% and 12%, respectively, from the prior comparative periods. This reduction in revenues corresponded to decreases in initial orders in conjunction with the reductions of product sales. Consulting revenues were down 34% for the nine months ended January 31, 2000 and 68% for the three months ended January 31, 2000 as compared to the same period in fiscal 1999. These decreases reflect the cumulative impact on the change in emphasis to product sales.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 58% and 48% of total revenues in the quarters ended January 31, 2000 and 1999 respectively, and 57% and 52% for the comparative nine-month periods ended January 31, 2000 and 1999, respectively.

COST OF REVENUES

Total cost of revenue for the third quarter ended January 31, 2000 decreased 21% from the cost reported during the third quarter ended January 31, 1999. Total cost of revenue for the nine months ended January 31, 2000 decreased 4% when compared to the same period in the prior year.

Cost of software licenses represented 7% of software license revenues for the three months period ended January 31, 2000 and 7% for the nine months period ended January 31, 2000 and were comparable to the absolute dollar cost of software licenses in the same periods of the prior year. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services decreased 29%, and 5%, respectively, for the three and nine-month periods ended January 31, 2000 when compared to the same two periods of the prior year. The costs associated with training and consulting were primarily responsible for the decrease in the third quarter, as the Company required less contract labor as a result of reduced revenues.

PRODUCT DEVELOPMENT

Product development expenses for the quarters ended January 31, 2000 and 1999 were comparable, with a slight increase during fiscal 2000, at $1.6 million and $1.5 million, respectively. Product development expenses for the nine months ended January 31, 2000 and 1999 were also comparable, with a slight increase during fiscal 2000, at $4.8 million and $4.4 million, respectively. The increases in product development expenses is the result of the development of the Unify eWave family of products and the resources required to maintain and support this product line. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the quarter ended Janaury 31, 2000 decreased to $3.5 million, or 71% of total revenues, as compared to $3.9 million, or 49% of total revenues, for the same quarter of the prior year. SG&A expenses for the nine months ended

                                UNIFY CORPORATION

January 31, 2000 increased to $11.6 million, or 73% of total revenues, as compared to $11.2 million, or 51% of total revenues, for the same periods of the prior year. The major components of SG&A for the third quarter of fiscal 2000 were sales expenses of $2.2 million, marketing expenses of $0.7 million, general and administrative of $0.5 million and bad debt expenses of less than $0.1 million. Sales expenses decreased $0.2 million when compared to the same quarter of the prior fiscal year, as a result of the shift in focus to the Unify eWave product line which had not been fully implemented in the first quarter. This expense decrease was partially offset by an increase in marketing expense of $0.1 million as a result of this new product promotion. General and administrative expenses decreased less than $0.1 million for the third quarter of fiscal 2000 as compared to the same quarter of fiscal 1999. On a year to date basis for the nine months ended January 31, 2000 sales expenses, decreased $0.7 million as a result of the shift in focus to the Unify eWave product line; marketing expense increased $0.6 million as a result of the new Unify eWave promotion; general and administrative expenses decreased $0.6 million primarily as a result of reduced spending the first quarter and bad debt expenses were increased by $1.1 million when compared to the same nine months period for fiscal year 1999. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

PROVISION FOR INCOME TAXES

The Company recorded tax provisions for the three and nine months ended January 31, 2000 and 1999 which related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company utilized net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company had cash, cash equivalents and short-term investments of $15.2 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $7.7 million at January 31, 2000 from $11.9 million at April 30, 1999.

The Company's operating activities generated cash of $4.4 million during the nine months ended January 31, 2000, as a result of increases in deferred revenue of $2.2 million and increases in other accrued liabilities of $0.8 million, and accounts receivable of $5.1 million, offset by operating losses of $3.9 million for the fist nine months of fiscal year 2000. Accounts receivable decreased by $5.1 million of which $2.8 million was achieved through the sale of receivables without recourse. Increases in other liabilities were due primarily to accrued software and developmental costs. Investing activities during the period generated cash of $0.6 million, consisting principally of net sales of available-for-sale securities of $2.4 million of which $1.4 million was used to acquire other investments and developed software. Cash provided by financing activities during the period was $1.2 million, which represented proceeds the issuance of common stock under the Company's stock option and stock purchase plan of $1.2 million.

VOLATILITY OF STOCK PRICE AND GENERAL RISK FACTORS AFFECTING QUARTERLY RESULTS

The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's

                                UNIFY CORPORATION

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

DISCLOSURES ABOUT MARKET RATE RISK

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate

                                UNIFY CORPORATION

risk is material for these balances, which totaled $11.5 million at January 31, 2000. The securities in the Company's short-term investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $3.7 million at January 31, 2000 and there were no material realized or unrealized gains or losses on short-term investments during the first nine months of fiscal 2000. The Company does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. The Company's short-term investments at January 31, 2000 consisted of $3.7 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at January 31, 2000, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

FOREIGN CURRENCY EXCHANGE RATE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At January 31, 2000, the Company had $2.0 million, $0.4 million and $1.0 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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


Date:   January 30, 2001           Unify Corporation
                                   (REGISTRANT)



                                    By:

                                    /s/   DAVID H. ADAMS
                                    -----------------------------
                                           David H. Adams
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)