Form 10-K/A
period 2000-04-30
UNIFY CORP
filed 2001-04-27
CIK 880562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED APRIL 30, 2000
                                    OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 13, 2000 as reported on over the counter market was approximately $4,015,000 ($0.25 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 13, 2000, the Registrant had 18,931,766 shares of Common Stock outstanding.

                        EXPLANATORY STATEMENT

In July 2000, Unify Corporation ("Unify" or the "Company") announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Company delayed the filing of its Form 10-K for the fiscal year ended April 30, 2000, and the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any, as a result of the findings of its investigation. In connection with the ongoing investigation, the Company placed its chief executive officer and its chief financial officer on administrative leave, and in November 2000, the Company terminated its chief executive officer and its chief financial officer resigned. Based on the results of the Audit Committee's investigation, the Company concluded that revenue, and in some cases expenses, had been improperly accounted for in certain transactions during fiscal year 2000, and adjustments were made during the fiscal year ended April 30, 2000 for such transactions, including restatements of previously reported quarterly financial statements. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal year 2000 of adjustments relating to transactions of earlier years not being made in those years was not material.

The Company filed its Form 10-K for fiscal year ended April 30, 2000 on December 22, 2000. On January 30, 2001, Unify filed amended Quarterly Reports on Forms 10-Q/A for the fiscal quarters ended July 31, 1999, October 31, 1999 and January 31, 2000. As a result of the Company's conclusion that its financial statements for the fiscal year ended April 30, 2000 and earlier years were not materially misstated as a result of adjustments relating to transactions in 1999 and earlier years not being made in those years, such adjustments were not reflected in the Company's financial statements contained in such Form 10-K and Form 10Q/As. Subsequently, in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K and Form 10-Q/As for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the accompanying financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. A summary of the effects of the restatement is presented in Notes 16 and 18 to the financial statements.

The information set forth in the Company's original Form 10-K was presented as of the December 22, 2000 filing date. Unless otherwise stated, such information has not been updated in this amended filing. Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the additional restatement

                               PART I

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

ITEM 1. BUSINESS

THE COMPANY

Unify develops, markets and supports software for extending business applications to the Web. The Company delivers feature rich products and services for organizations growing their business on the Web based on open, Java technologies. Unify's products provide a robust, scalable foundation for building, deploying and managing online applications that help companies run their e-commerce and e-business sites.

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

RESTATEMENTS OF HISTORICAL FINANCIAL STATEMENTS

The consolidated financial statements and summarized quarterly financial information included in this Form 10-K/A have been restated. For information regarding the restatement of the financial statements, see Notes 16 and 18 to the consolidated financial statements.

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

The Company markets its products internationally through subsidiaries in the United Kingdom, France, and Japan, and through distributors in Europe, Japan, Asia Pacific, Australia, Latin America, South Africa, India, and Russia. International revenues accounted for 55%, 52% and 56% of total revenues in fiscal 2000, 1999 and 1998, respectively. The Company's network of international distributors supplements its targeted direct sales presence.

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

The Company's product development activities are conducted at its Sacramento, California facility. As of April 30, 2000, the Company had a total of 47 employees in product development and porting, including 42 software development engineers. The market for qualified development engineers remains highly competitive. The Company's product development expenditures for fiscal 2000, 1999, and 1998 were $6.3 million, $5.6 million and $5.7 million, respectively, representing approximately 30%, 19% and 23% of total revenues for those periods.

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

UNCERTAINTY ABOUT ABILITY TO CONTINUE AS GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,684,000 during the fiscal year ended April 30, 2000, and has an accumulated deficit of $47,103,000 as of April 30, 2000. Additionally, the Company has experienced a decline in revenues and, as a result of the Audit Committee's investigation as discussed in Item 7, and shareholder litigation, as discussed in Item 3, has incurred and may continue to incur a significant increase in expenses. The Company believes that it will need additional financing to meet cash requirements for its operation, and the availability of such financing on terms acceptable to the Company is uncertain. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management has realigned the Company's operation, including a reduction in its workforce. Management plans to further reduce operating costs, seek financing acceptable to the Company, and increase marketing and sales efforts. There is no assurance that management's plans will be successful or, if successful, that they will result in the Company continuing as a going concern. There can be no assurance that additional financing will be available, or that, if available, it will be available on terms acceptable to the Company. The Company's ability to obtain additional financing on acceptable terms will be adversely affected by the fact that NASDAQ has suspended trading in the Company's Common Stock and subsequently delisted the Company's Common Stock from the NASDAQ National Market. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company will be required to further reduce its operations.

PENDING LITIGATION AND SEC INVESTIGATION

Beginning on July 31, 2000 and through October 2000, a series of class action complaints were filed in the U.S. District Court for the Northern District of California, against Unify and certain of its directors and former officers. The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company's Common Stock during periods specified in the complaint. These actions have been consolidated and the court has selected lead plaintiffs' counsel. In April 2001, the United States district court stayed the consolidated actions, pursuant to the stipulation of the parties, until June 2001, to give the parties an opportunity to mediate the dispute in conjunction with other litigation discussed below.

From August through October 2000, five shareholder derivative actions were filed; four in the Superior Court of the State of California and one in the U.S. District Court for the Northern District of California. The plaintiffs in these actions each claims to be suing on behalf of the Company. These actions name as defendants certain of the Company's present and former officers and directors. The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class actions filed in the U.S. District Court for the Northern District of California. The complaints allege that, as a result of this conduct, certain of the present and former officers and directors breached their fiduciary duties to Unify and engaged in improper insider trading. The complaints seek an unspecified amount in damages and injunctive relief. The action pending in U.S. District court has been voluntarily stayed by the parties pending resolution of the derivative actions in state court. The parties to the derivative actions in state court have agreed to attempt to mediate the derivative actions in conjunction with the federal class actions discussed above.

In February 2001, an alleged institutional investor filed an action in U.S. District Court for the Northern District of California against the Company and its former chief executive officer and chief financial officer alleging violations of the federal securities laws. The complaint alleges the same conduct and concerns generally the same time period as that alleged in the shareholder class actions discussed above. The Company intends to seek mediation of this dispute with the other pending litigation arising from the same alleged facts and circumstances.

The Company intends to participate in mediation of the litigation discussed above with the goal of resolving all of the litigation. However, the ultimate outcome of these matters cannot be presently determined. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to the Company's financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

The Company has become aware that the SEC is conducting an investigation into the facts and circumstances surrounding the Company's restatement of its quarterly financial statements and other matters. The Company is cooperating fully with the investigation.

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

DECLINE IN REVENUE FROM MATURE PRODUCTS

A significant portion of the Company's revenues to date have been attributable to its client/server products. Revenues derived from the sales of these products declined in relationship to newer product lines during the last several fiscal years. While the Company expects that this decline may continue, revenues from the sales of these products will continue to represent an important portion of the Company's revenues for at least the next few years. Although the Company is continuing to selectively invest in the development, sales, marketing and support of such products, there can be no assurance that revenues from such products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results, and financial condition would be materially adversely affected. See "Business - Products", "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

DEPENDENCE ON INDIRECT SALES CHANNELS

A significant portion of the Company's total revenues are derived from indirect sales channels, including VARs and distributors. Revenues from VARs and distributors accounted for approximately 57%, 57%, and 57% of the Company's software license revenues for fiscal 2000, 1999 and 1998, respectively. The success of the Company therefore depends in part upon the performance of its indirect sales channels, over which the Company has limited influence. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining and expanding its indirect sales channels worldwide. The loss of any of the Company's major channel partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new channel partners could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business - Sales, Marketing and Distribution."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES

Revenues derived from international customers accounted for 55%, 52% and 56% of total revenues in fiscal 2000, 1999 and 1998, respectively. If the revenues generated by international operations are not adequate to offset the expense of maintaining such operations, the Company's business, operating results, and financial condition will be materially adversely affected. Although the Company has had international operations for a number of years, there can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, and financial condition. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business - Sales, Marketing and Distribution" and Note 9 of Notes to Consolidated Financial Statements.

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

MANAGEMENT OF GROWTH

The Company's potential expansion may significantly strain the Company's management, financial, customer support, operational and other resources. If the Company achieves successful market acceptance of its current and future Internet products, the Company may undergo a period of rapid growth. To accommodate this growth, the Company is continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of its internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner, could have a material adverse effect on the Company's business, operating results, and financial condition. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's future operations. Any rapid growth could require that the Company secure additional facilities or expand in its current facilities. Any move to new facilities or expansion of its present facilities could be disruptive and could have a material adverse effect on the Company's business, operating results, and financial condition.

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

The NASDAQ halted trading on the Company's stock on July 31, 2000. On October 23, 2000, the Company's stock was delisted from the NASDAQ National Market. The Company's stock is now traded over the counter on the "pink sheets." Companies whose shares trade over-the-counter generally receive less exposure and are subject to greater price volatility than those trading on NASDAQ.

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

ITEM 3. LEGAL PROCEEDINGS

Beginning on July 31, 2000 and through October 2000, a series of class action complaints were filed in the U.S. District Court for the Northern District of California, against Unify and certain of its directors and former officers. The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company's Common Stock during periods specified in the complaint. These actions have been consolidated and the court has selected lead plaintiffs' counsel. In April 2001, the United States district court stayed the consolidated actions, pursuant to the stipulation of the parties, until June 2001, to give the parties an opportunity to mediate the dispute in conjunction with other litigation discussed below.

From August through October 2000, five shareholder derivative actions were filed; four in the Superior Court of the State of California and one in the U.S. District Court for the Northern District of California. The plaintiffs in these actions each claims to be suing on behalf of the Company. These actions name as defendants certain of the Company's present and former officers and directors. The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class actions filed in the U.S. District Court for the Northern District of California. The complaints allege that, as a result of this conduct, certain of the present and former officers and directors breached their fiduciary duties to Unify and engaged in improper insider trading. The complaints seek an unspecified amount in damages and injunctive relief. The action pending in U.S. District court has been voluntarily stayed by the parties pending resolution of the derivative actions in state court. The parties to the derivative actions in state court have agreed to attempt to mediate the derivative actions in conjunction with the federal class actions discussed above.

In February 2001, an alleged institutional investor filed an action in U.S. District Court for the Northern District of California against the Company and its former chief executive officer and chief financial officer alleging violations of the federal securities laws. The complaint alleges the same conduct and concerns generally the same time period as that alleged in the shareholder class actions discussed above. The Company intends to seek mediation of this dispute with the other pending litigation arising from the same alleged facts and circumstances.

The Company has become aware that the SEC is conducting an investigation into the facts and circumstances surrounding the Company's restatement of its quarterly financial statements and other matters. The Company is cooperating fully with the investigation.

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

                                                                                YEARS ENDED APRIL 30,
                                                           ------------------------------------------------------------------
                                                             2000         1999            1998           1997          1996
                                                         (AS RESTATED, (AS RESTATED,  (AS RESTATED,  (AS RESTATED,
                                                          SEE NOTE 18)  SEE NOTE 18)   SEE NOTE 18)   SEE NOTE 18)
                                                          ------------  ------------   ------------   ------------
                                                                         (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
    Software licenses                                         $12,576      $19,768      $  15,580        $14,856      $20,444
    Services                                                    8,475        9,680          9,342          9,409        9,721
                                                            ---------    ---------      ---------      ---------    ---------
       Total revenues                                          21,051       29,448         24,922         24,265       30,165
                                                           ----------    ---------      ---------      ---------    ---------
Cost of revenues:
    Software licenses                                           1,342          849            647          1,266        2,059
    Services                                                    4,037        4,404          4,389          4,493        4,332
                                                           ----------    ---------      ---------      ---------    ---------
       Total cost of revenues                                   5,379        5,253          5,036          5,759        6,391
                                                           ----------    ---------      ---------      ---------    ---------
Gross margin                                                   15,672       24,195         19,886         18,506       23,774
                                                           ----------    ---------      ---------      ---------    ---------
Operating expenses:
    Product development                                         6,696        5,928          5,733          6,974        5,805
    Selling, general and administrative                        16,835       14,463         16,353         22,903       18,920
                                                           ----------    ---------      ---------      ---------    ---------
       Total operating expenses                                23,531       20,391         22,086         29,877       24,725
                                                           ----------    ---------      ---------      ---------    ---------
       Income (loss) from operations                           (7,859)       3,804         (2,200)       (11,371)        (951)
Other income, net                                                 367          304            167            764          176
                                                           ----------    ---------      ---------      ---------    ---------
       Income (loss) before income taxes                       (7,492)       4,108         (2,033)       (10,607)        (775)
Provision for income taxes                                        192          231            182            192          163
                                                           ----------    ----------    ----------      ----------   ----------
       Net income (loss)                                   $   (7,684)   $   3,877     $   (2,215)     $ (10,799)   $    (938)
                                                           ===========   ==========    ==========      ==========   ==========
Net income (loss) per share:
    Basic                                                  $    (0.42)    $   0.23        $ (0.13)       $ (0.77)   $   (0.45)
                                                           ==========    =========      =========      =========    =========
    Diluted                                                $    (0.42)    $   0.21        $ (0.13)       $ (0.77)   $   (0.45)
                                                           ==========    =========      =========      =========    =========
Shares used in computing net income (loss) per share:
    Basic                                                      18,127       17,110         16,412         14,016        2,098
                                                           ==========    =========      =========      =========    =========
    Diluted                                                    18,127       18,102         16,412         14,016        2,098
                                                           ==========    =========      =========      =========    =========

                                                                                      APRIL 30,
                                                           --------------------------------------------------------------
                                                               2000            1999           1998            1997         1996
                                                           (AS RESTATED,  (AS RESTATED,  (AS RESTATED,   (AS RESTATED,
                                                             SEE NOTE 18)  SEE NOTE 18)   SEE NOTE 18)   SEE NOTE 18)
                                                             ------------  ------------   ------------   ------------
                                                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments          $   11,194      $  11,387      $  10,739      $  16,646      $   3,028
Working capital (deficit)                                       5,835         12,336          7,440          8,365         (3,183)
Total assets                                                   21,792         22,951         19,099         24,438         12,997
Long-term debt, net of current portion                              -              -              4             58          2,456
Redeemable preferred stock                                          -              -              -              -         26,726
Total stockholders' equity (deficit)                           10,286         13,945          9,449         10,917        (29,173)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 8 AND REFLECTS CERTAIN RESTATEMENTS TO THE COMPANY'S PREVIOUSLY REPORTED RESULTS OF OPERATIONS FOR THOSE PERIODS. SEE NOTE 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR DISCUSSION OF THESE RESTATEMENTS. THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED RISK FACTORS AND IN THE COMPANY'S OTHER FILINGS WITH THE SEC.

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

The Company licenses its software through its direct sales force in the United States, Europe and Japan and through distributors, VARs, and other partners worldwide. Revenues from partners accounted for approximately 57%, 57% and 57% of the Company's software license revenues for fiscal 2000, 1999 and 1998, respectively. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining existing and establishing additional relationships with partners worldwide.

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

In June 2000, certain matters came to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. The Company's Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any, as a result of the findings of its investigation. In July 2000, in connection with the ongoing investigation, the Company placed its chief executive officer and its chief financial officer on administrative leave, and in November 2000, the Company terminated its chief executive officer and its chief financial officer resigned. Based on the results of the Audit Committee's investigation, the Company concluded that revenue, and in some cases expenses, had been improperly accounted for in certain transactions during the fiscal year ended April 30, 2000, primarily related to the following:

o Reciprocal agreement transactions for which there was insufficient support for the fair market valuation of inventory, funded development activities, or consulting services received by the Company, or equity investments made by the Company in connection with the Company delivering products or providing services.

o Improper application of AICPA Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") in which all of the conditions for revenue recognition required by SOP 97-2 had not been met.

o Contingent revenue transactions in which sales of software, services and other related items were contingent upon future events, including contingencies that were contained in side agreements.

o Service revenue which was recognized during the first month of the contract, rather than ratably over the term of the contract in accordance with SOP 97-2.

o Other adjustments including insufficiently supported journal entries and improper recording of marketing co-operative agreements.

Based on the results of the Audit Committee's investigation, adjustments were made during the fiscal year ended April 30, 2000 for such transactions, including restatements of previously reported quarterly financial statements. The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such payments in the amount of approximately $500,000 have been charged to expense in that fiscal year; however, the Company is seeking to have these amounts and amounts paid in prior years and amounts related to other issues repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal 2000 of adjustments relating to transactions of earlier years not being made in those years was not material.

Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the accompanying financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. A summary of the effects of the restatement is presented in
Note 18 to the financial statements, and the amounts herein have been adjusted for the restatement.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                                                      YEARS ENDED APRIL 30,
                                                                           ----------------------------------------------
                                                                               2000              1999             1998
                                                                           -----------       -----------       ----------
         Revenues:
             Software licenses                                                 59.7  %            67.1   %          62.5  %
             Services                                                          40.3               32.9              37.5
                                                                           --------            -------          --------
                Total revenues                                                100.0              100.0             100.0
                                                                           --------            -------             -----
         Cost of revenues:
             Software licenses                                                  6.4                2.9               2.6
             Services                                                          19.2               14.9              17.6
                                                                           --------            -------          --------
                Total cost of revenues                                         25.6               17.8              20.2
                                                                           --------            -------          --------
         Gross margin                                                          74.4               82.2              79.8
                                                                           --------            -------          --------
         Operating expenses:
             Product development                                               31.8               20.1              23.0
             Selling, general and administrative                               79.9               49.1              65.6
                                                                           --------            -------          --------
                Total operating expenses                                      111.7               69.2              88.6
                                                                           --------            -------          --------
                Income (loss) from operations                                 (37.3)              13.0             (8.8)
         Other income, net                                                      1.7                1.0               0.6
                                                                           --------            -------          --------
                Income (loss) before income taxes                             (35.6)              14.0             (8.2)
         Provision for income taxes                                              0.9               0.8               0.7
                                                                           ----------          -------          --------
                Net income (loss)                                             (36.5)%             13.2   %         (8.9)  %
                                                                           =========           =======          ========

TOTAL REVENUES

The Company's total revenues include software license revenues from sales of its Internet and client/server products and service revenues for customer maintenance, consulting and training. Total revenues for fiscal year 2000 decreased 29% to $21.1 million from $29.4 million for fiscal year 1999. In 1999, total revenues had increased by 18% from $24.9 million in 1998.

The decrease in total revenues was primarily driven by software license revenues, which decreased by 36%, or $7.2 million in fiscal year 2000 from $19.8 in 1999. This was a reversal of the prior years' trend which reflected increases of 27% and 5% in 1999 and 1998. The decrease was primarily related to the Company's shift in focus from its client/server product line to the Unify eWave product line where revenues did not meet the Company's expectations. As the Company emphasized the sale and marketing of the Unify eWave product line only, the Unify VISION and client/server software license revenues also declined, further accelerating the Company's total revenue decrease. In fiscal year 1999, software license revenues increased 27% to $19.8 million from $15.6 million for fiscal year 1998. License revenues in fiscal year 1999 increased primarily as a result of a larger number of VAR's marketing its products.

Total service revenues for fiscal year 2000 decreased 12% to $8.5 million from $9.7 million for fiscal year 1999. Consulting revenues for the fiscal year 2000 decreased to $1.3 million from $2.2 million for the fiscal year 1999. Maintenance revenues for the fiscal year 2000 remained flat at $7.0 million and $7.0 million for the fiscal year 1999. The decrease in consulting revenues was primarily the result of an increased emphasis on product sales and the deferral of revenue on a large consulting project due to concern over the customer's ability to pay. Maintenance revenues decreased primarily as a result of the reduction in license revenues.

Total service revenues increased 4% to $9.7 million. The majority of this increase was consulting and training revenues as the Company was focused on providing application development solutions.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 55%, 52% and 56% of total revenues in fiscal years 2000, 1999 and 1998, respectively.

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

COST OF SERVICES. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services in absolute dollars has remained stable at approximately $4.0 million for fiscal year 2000, and $4.4 for 1999 and 1998, with customer maintenance costs decreasing slightly and consulting and training costs increasing slightly during those periods. The cost of services has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues as can be seen when comparing prior year expenses and associated revenues.

Due to the decrease in service revenues in fiscal year 2000, total cost of services as a percentage of service revenues increased to 48% in fiscal year 2000, from 45% of service revenues in fiscal year 1999. The Company plans to expand its expertise in e-commerce and Internet application development solutions in fiscal 2001 in order to capitalize on these opportunities and as a result it expects that its consulting service costs may increase. Because there is generally a delay in time when additional consulting personnel are hired and when they become fully productive, the Company's results of operations may be adversely affected by the expansion of the Company's consulting services.

OPERATING EXPENSES

PRODUCT DEVELOPMENT. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs have remained relatively constant over the last several years, from $5.7 million in fiscal year 1998, $5.6 million in 1999 and $6.3 million in 2000. The increases in 1999 and 2000 are primarily the result of the design and development of the Unify eWave family of products. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore expects to continue to devote significant resources to product development in fiscal 2001.

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. See Note 1 of Notes to Consolidated Financial Statements. In accordance with this policy, there were no capitalizable software development costs in fiscal year 2000, 1999 or 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, promotional and travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $16.8 million for 2000, $14.5 million for 1999 and $16.4 for 1998. SG&A expenses for fiscal year 2000 were higher compared to the prior year primarily due to increased bad debt expenses which increased from $0.4 million in fiscal year 1999 to $1.7 million in fiscal year 2000. Other components of SG&A that impacted fiscal 2000 included expenses for Professional Services of approximately $ 0.7 million for various acquisitions and issues pertaining to customer licensing and approximately $0.5 million in variable compensation paid to certain officers during fiscal year 2000. Also as a result of the investigation into the revenue recognition issues, and the pending litigation expenses related to those issues, professional fees (legal and accounting) will increase substantially in fiscal year 2001. The Company is unable to make an estimation of expenses associated with the resolution of these matters. SG&A expenses for fiscal year 1999 were lower in absolute dollars compared to the prior year primarily due to the continuation of a cost control program adopted in the second quarter of fiscal year 1998. SG&A expenses decreased as a percentage of total revenues as a result of lower expenses in absolute dollars and higher total revenues in fiscal year 1999 as compared to fiscal year 1998.

OTHER INCOME, NET. Other income, net consists primarily of foreign exchange gains and losses, interest earned by the Company on its cash, cash equivalents and short-term investments net of interest expense on long-term debt. Other income was $0.4 million in fiscal year 2000, $0.3 million in 1999, and $0.2 million in 1998. The increase in other income in fiscal year 2000 was due to increased interest income of $0.1 million as a result of an increase in the average amount of investments for fiscal year 2000. The increase in other income between fiscal years 1999 and 1998 was principally due to losses on liquidation of the Company's Benelux and German subsidiaries totaling $0.3 million in fiscal year 1998 offset by $0.1 million in lower interest income relating to the Company's lower cash balances in the first part of fiscal year 1999. The Company's subsidiaries in the United Kingdom, France and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be materially adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company had cash, cash equivalents and short-term investments of $11.2 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $5.8 million at April 30, 2000 from $12.3 million at April 30, 1999.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,684,000 during the fiscal year ended April 30, 2000, and has an accumulated deficit of $47,103,000 as of April 30, 2000. Additionally, the Company has experienced a decline in revenues and, as a result of the Audit Committee's investigation, as discussed above, and shareholder litigation, as discussed in Item 3, has incurred and may continue to incur a significant increase in expenses. The Company believes that it will need additional financing to meet cash requirements for its operation, and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may be unable to continue as a going concern.

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

OPERATING CASH FLOWS. The Company generated negative cash flows from operations totaling $0.6 million for fiscal year 2000 as compared to generating $0.7 million of positive cash flows in fiscal year 1999. In fiscal year 1998, the Company had a negative operating cash flow of $3.7 million. The negative operating cash flows for fiscal year 2000 resulted from a net loss of $7.7 million, offset primarily by depreciation of $0.9 million and increases in deferred revenue of $1.3 million and other liabilities of $1.6 million and an increase to accounts receivable of $3.8 million. Net cash provided by operation in fiscal year 1999 consisted primarily of net income of $4.0 million, plus depreciation of $1.1 million, offset by the changes in accounts receivable of $3.6 million, and deferred revenue of $0.4 million. Cash provided by operations in fiscal year 1998 consisted primarily of net loss of $2.2 million and the change in accounts receivable and accrued liabilities and accounts payable of $1.1 million, $1.1 million and $0.6 million, offset by depreciation of $1.2 million.

INVESTING CASH FLOWS. Net cash and cash equivalents provided by investing activities totaled $1.5 million for fiscal year 2000, compared to cash used of $1.3 million in fiscal year 1999 and cash provided of $1.2 million in fiscal year 1998. Net cash provided by investing activities of $1.5 million in fiscal year 2000 consisted primarily of $6.0 million in sales from available for sale securities and a decrease in other assets of $0.3 million, offset by $3.7 million in securities purchases and $0.6 million in property and equipment purchases and $0.6 million in other investments. Net cash used of $1.3 million in fiscal year 1999 consisted primarily of the net increase of securities of $0.6 million and the purchase of property and equipment of $0.6 million. Cash provided of $1.2 million in fiscal year 1998 consisted primarily of the net increase in securities of $1.6 million partially offset by the sale of other assets.

FINANCING CASH FLOWS. Financing activities provided cash of $1.5 million in fiscal year 2000, and $0.7 million in fiscal year 1999, and used cash of $1.9 million in fiscal year 1998. Cash provided by financing activities in fiscal year 2000 of $1.3 million was provided from stock option exercises and purchases under the employee stock purchase plan. Cash provided by financing activities for fiscal year 1999 consisted primarily of the proceeds from the sales of common stock under the Company's stock option and stock purchase plans. In fiscal year 1998, cash used in financing was principally for the retirement of a $2.4 million stockholder line of credit offset by proceeds from the sales of common stock totaling $0.5 million.

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

Short-term investments totaled $3.7 million at April 30, 2000. Unify does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. Unify's investments at April 30, 2000 consisted of $1.0 million in government bonds and $2.6 million in corporate bonds maturing within one year, and $0.1 million in corporate bonds maturing within two years, both are exposed to changes in market interest rates as an indicator of changes in the level of interest rates for those maturities. If market interest rates were to change immediately and uniformly by ten percent from levels at April 30, 2000, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth certain information concerning the Company's Directors and Executive officers:

NAME                          AGE                  POSITION WITH THE COMPANY
----                          ---      ----------------------------------------------------
Todd Wille                    38       President and Chief Executive Officer
David Adams                   56       Corporate Controller and Acting Chief Financial Officer
Frank Verardi                 51       Vice President, Enterprise Products and International
Dave Glende                   39       Chief Technology Officer
Steve Whiteman                49       Director
Kurt M. Garbe                 40       Director
Reza Mikailli                 48       Director

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

DAVID GLENDE Dave Glende joined Unify in 1985 and has held various management positions in product development over the past 15 years before being appointed Chief Technology Officer in February 2000. Mr. Glende oversees product strategy and product marketing for the Company's Unify eWave product family. Prior to joining Unify, Mr. Glende served as the manager of engineering for Advance Data Institute. Mr. Glende holds a bachelor's degree in computer science from California State University, Sacramento.

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

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                          ANNUAL COMPENSATION           AWARDS
                                                        ----------------------       ------------
                                                                                      SECURITIES
                                         FISCAL                                       UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR           SALARY      BONUS(1)         OPTIONS (#)      COMPENSATION
---------------------------               ----           ------      --------        ------------      ------------
Reza Mikailli(2)                          2000         $ 275,000    $717,699(3)               -          $ 266,448
President, Chief Executive Officer,       1999           275,000     303,500            970,000            246,600
and Director                              1998           236,000     129,500                  -                  -


Richard Medeiros(4)                       2000           165,000      67,620                  -                  -
Vice President, Americas Sales            1999           165,000      78,400                  -                  -
                                          1998           165,000      75.300             20,000                  -


Jeremy Jackson(5)                         2000           123,300      91,790             20,000                  -
Vice President, Europe and                1999           115,600     166,700                  -                  -
International Operations                  1998           111,800     110,700             20,000                  -

Frank Verardi(6)                          2000           128,000      35,350             10,000                  -
Vice President, Professional              1999           120,000      45,000                  -                  -
Services                                  1998           110,000      27,750             20,000                  -

Gary Pado(7)                              2000           120,000      41,098             18,000                  -
Chief Financial Officer, and Vice         1999           103,750      29,907             52,000                  -
President of  Finance and                 1998            55,689       3,284             28,000                  -
Administration

-------------

(1) Bonuses for fiscal year 2000 were based on financial performance that included significantly greater revenues than as reported in this Form 10-K. The Company is therefore reviewing its alternatives regarding the payments of the bonus amounts shown on the table.

(2) Mr. Mikailli's employment as President and Chief Executive Officer was terminated in November 2000. Amounts shown under "All Other Compensation," for fiscal 2000, represent additional compensation of $24,000 for living expenses and $202,726 to pay off Mr. Mikailli's promissory note to the Company in accordance with his employment agreement, and $39,722 to reimburse the Company for travel advances. For fiscal 1999 "All Other Compensation" represents $24,000 for living expenses and $222,600 to pay down Mr. Mikailli's promissory note.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              % OF TOTAL
                                NUMBER OF       OPTIONS
                             SECURITIES        GRANTED TO                              POTENTIAL REALIZABLE VALUE
                              UNDERLYING       EMPLOYEES      EXERCISE                 AT ASSUMED ANNUAL RATES OF
                                OPTIONS        IN FISCAL        PRICE     EXPIRATION    STOCK PRICE APPRECIATION
NAME                           GRANTED(1)        YEAR         ($/SH)(2)     DATE           FOR OPTION TERM(3)
----                           ----------     ------------     -------      -----      -------------------------
                                                                                         5% ($)         10% ($)
                                                                                       --------         -------
Reza Mikailli                          -             -%             -            -             -              -
Richard Medeiros                       -             -%             -            -             -              -
Jeremy Jackson                    20,000           3.8%        $ 6.38      6/03/09      $ 80,184       $203,202
Frank Verardi                     10,000           1.9%        $ 5.16      8/03/09      $ 32,428       $ 82,178
Gary Pado                         18,000           3.4%        $ 5.88      8/25/09      $ 66,506       $168,538

-----------------
(1) All options were granted under the Company's 1991 Stock Option Plan and vest as to one forty-eighth of the subject shares upon completion of each full month of continuous employment with the Company. The Company granted an aggregate of 530,800 shares of Common Stock during the fiscal year ended April 30, 2000. The Board of Directors retains discretion to modify the terms, including the price, of outstanding options.

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

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES


                                                             NUMBER OF SECURITIES
                              SHARES                        UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED IN-
                             ACQUIRED                        OPTIONS AT 4/30/00(1)            THE-MONEY OPTIONS AT 4/30/00(2)
                               ON          VALUE         ------------------------------     --------------------------------
                             EXERCISE    REALIZED        EXERCISABLE      UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
                             --------    --------        -----------      -------------     -----------        -------------
Reza Mikailli(3)             511,059   $ 5,514,126               -          505,209          $     -           $ 5,517,893
Jeremy Jackson                15,730       204,240           1,000           29,834           10,625               216,986
Richard Medeiros             140,000     1,455,801           3,333                -           34,063                     -
Frank Verardi                 11,428       205,190          51,666           18,334          539,877               153,610
Gary Pado(4)                  30,665       368,823           4,584           62,751           48,873               587,095

---------------------------
(1) Options granted under the Company's 1991 Stock Option Plan are generally exercisable to the extent vested and generally vest as to one fourth of the subject shares on the first anniversary of the grant date and an additional one forty-eighth of the subject shares upon completion of each full month of continuous employment with the Company thereafter.

(2) Valuation based on the difference between the option exercise price and the fair market value of the underlying securities as of April 28, 2000 of $12.00 per share, based on the closing sales price on the last trading day of fiscal 2000 as reported by the NASDAQ National Market.

(3) Mr. Mikailli's employment with the Company was terminated in November 2000, and his options are no longer exercisable.

(4) Mr. Pado's employment with the Company terminated upon his resignation in November 2000, and his options are no longer exercisable.

EMPLOYMENT AGREEMENTS AND TERMINATION AND CHANGE OF CONTROL ARRANGEMENTS

The Company had an employment agreement with Mr. Mikailli, the Company's former President and Chief Executive Officer. Mr. Mikailli's employment with the Company terminated in November 2000. Under the agreement, as amended, Mr. Mikailli received an annual salary of $275,000 and was eligible to receive certain bonus payments upon the Company's achieving certain levels of its business plan. The agreement also provided for forgiveness of Mr. Mikailli's promissory note in favor of the Company (see "Certain Relationships and Related Transactions - Amounts Due from Officers, Directors and Principal Stockholders"). If Mr. Mikailli was terminated within twelve months following a merger of the Company or a sale by the Company of all or substantially all of its assets, the unvested portion of all options held by him as of the date of such termination would have automatically vested. The employment agreement further provided that if Mr. Mikailli was terminated under any other circumstances, such options would have the benefit of one additional year of vesting and Mr. Mikailli would have received an amount equal to six months' salary and bonus, based upon the actual bonus earned for the prior year. Mr. Mikailli would have also received his annual base salary, benefits and bonus for an additional six months from the date of the earlier of termination or until he commenced new employment. The Company terminated Mr. Mikailli's employment in November 2000, but, the Company has not paid him any of the foregoing severance benefits and does not believe he is entitled to them. Mr. Mikailli has not requested payment of these benefits.

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

      NAME AND ADDRESS OF
       BENEFICIAL OWNER                                         SHARES OWNED (1)
       ----------------                                     ------------------------
                                                              NUMBER      PERCENTAGE
                                                            OF SHARES      OF CLASS
                                                            ---------      --------
5% STOCKHOLDERS

Morgan Stanley Dean Witter (2)............................    1,525,710      8.1
1585 Broadway
New York, NY 10036

Gardner Lewis Asset Management  (3).......................    1,088,524      5.6
285 Wilmington-West
Chester Pike
Chadds Ford, PA 19317

DIRECTORS
Reza Mikailli  (4)........................................       20,209       *
Kurt M. Garbe (5).........................................       17,985       *
Steven D. Whiteman  (6)...................................       62,183       *

EXECUTIVE OFFICERS

Jeremy Jackson  (7).......................................       11,834       *
Richard Medeiros (8)......................................      146,000       *
Gary Pado  (9)............................................       46,003       *
Frank Verardi  (10) ......................................       28,919       *

All directors and executive
officers as a group (9
persons)  (11)............................................      470,722      2.5
*  Less than 1%


---------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of July 31, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the individuals in the table may be contacted in care of Unify Corporation, 2101 Arena Blvd, Suite 100, Sacramento, California 95834.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM
10-K:

1.       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE NUMBER
                                                                                                          -----------
         Independent Auditors' Report                                                                          40
         Consolidated Balance Sheets as of April 30, 2000 and 1999                                             41
         Consolidated Statements of Operations for the years ended April 30, 2000,
              1999 and 1998                                                                                    42
         Consolidated Statements of Stockholders' Equity  for the years ended
              April 30, 2000, 1999 and 1998                                                                    43
         Consolidated Statements of Cash Flows for the years ended April 30, 2000,
              1999 and 1998                                                                                    44
         Notes to Consolidated Financial Statements                                                            45


2.       FINANCIAL STATEMENT SCHEDULES

         Schedule II  -  Valuation and Qualifying Accounts                                                     64


         All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.       EXHIBITS  -  See Item 14(c) below.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 2000.


(c)  EXHIBITS

   EXHIBIT
     NO.                                DESCRIPTION
     ---                                -----------
     3.1     Restated Certificate of Incorporation of the Company (1)
     3.2     Bylaws of the Registrant (1)
     4.1     Form of Stock Certificate (1)
     4.2     Series E Stock Purchase Agreement by and among the Company and the purchasers named therein, dated April 2, 1992 (1)
     10.1*   Employment Agreement by and between Reza Mikailli and the Registrant dated May 1, 1998 (2)
     10.2*   1991 Stock Option Plan, as amended (1)
     10.3*   1996 Employee Stock Purchase Plan (1)
     10.4    Form of Indemnification Agreement (1)
     10.5    Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals
             Industries, Ltd. and Artificial Intelligence Research (1)
     10.6    Office Building Lease for Sacramento Facility, Dated December 17, 1999
     10.7    ServletExec OEM Agreement by Registrant and New Atlanta Communications, LLC
     21.1    Subsidiaries of the Registrant (1)
     23.1    Independent Auditors' Consent

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

(d)  FINANCIAL STATEMENT SCHEDULE

     See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIFY CORPORATION

                                 By:    /s/      TODD E. WILLE
                                      ------------------------------------------
                                                 Todd E. Wille
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dated:  April 26, 2001

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

As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP
Sacramento, California
December 19, 2000
(April 26, 2001 as to the effects of the restatement discussed in Note 18)

                                UNIFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                               APRIL 30,        APRIL 30,
                                                                                                  2000            1999
                                                                                             (AS RESTATED,    (AS RESTATED,
                                                                                              SEE NOTE 18)      SEE NOTE 18)
                                                                                              ------------      ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                 $     7,525      $     5,315
   Investments                                                                                     3,669            6,072
   Accounts receivable, net of allowances of $1,757 in 2000,
     and $850 in 1999                                                                              5,313            9,207
   Prepaid expenses and other current assets                                                         834              748
                                                                                             -----------      -----------
       Total current assets                                                                       17,341           21,342

Property and equipment, net                                                                        1,033            1,417
Other investments                                                                                  3,370                -
Other assets                                                                                          48              192
                                                                                             -----------      -----------
       Total assets                                                                          $    21,792      $    22,951
                                                                                             ===========      ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $     1,125      $     1,152
   Other accrued liabilities                                                                       3,075            1,584
   Accrued compensation and related expenses                                                       1,412            1,650
   Notes payable to minority interest stockholders                                                   471              608
   Deferred revenue                                                                                5,423            4,012
                                                                                             -----------      -----------
       Total current liabilities                                                                  11,506            9,006

Commitments and contingencies (Note 14)

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
     no shares issued or outstanding in 2000 and 1999                                                  -                -
   Common stock, $0.0005 par value; 80,000,000 shares authorized;
     18,745,079 and 17,467,172 shares outstanding in 2000 and 1999,
     respectively                                                                                      9                9
   Additional paid-in capital                                                                     58,272           54,123
   Note receivable from stockholder                                                                    -             (125)
   Accumulated other comprehensive loss                                                             (892)            (643)
   Accumulated deficit                                                                           (47,103)         (39,419)
                                                                                             ------------     -----------
       Total stockholders' equity                                                                 10,286           13,945
                                                                                             -----------      -----------
       Total liabilities and stockholders' equity                                            $    21,792      $    22,951
                                                                                             ===========      ===========

           See accompanying notes to consolidated financial statements

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                             YEARS ENDED APRIL 30,
                                                                 ----------------------------------------------
                                                                     2000              1999           1998
                                                                 (AS RESTATED,     (AS RESTATED,    (AS RESTATED,
                                                                 SEE NOTE 18)      SEE NOTE 18)      SEE NOTE 18)
                                                                 ------------      ------------      ------------
Revenues:
   Software licenses                                             $    12,576       $    19,768      $    15,580
   Services                                                            8,475             9,680            9,342
                                                                 -----------       -----------      -----------
     Total revenues                                                   21,051            29,448           24,922
                                                                 -----------       -----------      -----------
Cost of revenues:
   Software licenses                                                   1,342               849              647
   Services                                                            4,037             4,404            4,389
                                                                 -----------       -----------      -----------
     Total cost of revenues                                            5,379             5,253            5,036
                                                                 -----------       -----------      -----------
Gross margin                                                          15,672            24,195           19,886
                                                                 -----------       -----------      -----------
Operating expenses:
   Product development                                                 6,696             5,928            5,733
   Selling, general and administrative                                16,835            14,463           16,353
                                                                 -----------       -----------      -----------
     Total operating expenses                                         23,531            20,391           22,086
                                                                 -----------       -----------      -----------
     Income (loss) from operations                                    (7,859)            3,804           (2,200)
Other income, net                                                        367               304              167
                                                                 -----------       -----------      -----------
     Income (loss) before income taxes                                (7,492)            4,108           (2,033)
Provision for income taxes                                               192               231              182
                                                                 -----------       -----------      -----------
     Net income (loss)                                           $    (7,684)      $     3,877      $    (2,215)
                                                                 ===========       ===========      ===========
Net income (loss) per share:
   Basic                                                         $    (0.42)       $       .23      $    (0.13)
                                                                 ===========       ===========      ===========
   Diluted                                                       $    (0.42)       $       .21      $    (0.13)
                                                                 ===========       ===========      ===========

Shares used in computing net income (loss) per share:
   Basic                                                              18,127            17,110           16,412
                                                                 ===========       ===========      ===========
   Diluted                                                            18,127            18,102           16,412
                                                                 ===========       ===========      ===========

          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                      ACCUMULATED
                                                                            NOTE         OTHER                              COMPRE-
                                           COMMON STOCK        ADDITIONAL RECEIVABLE    COMPRE-     ACCUM-     TOTAL       HENSIVE
                                       --------------------     PAID-IN     FROM        HENSIVE     ULATED   STOCKHOLDERS'  INCOME
                                       SHARES          AMOUNT   CAPITAL  STOCKHOLDER  INCOME(LOSS)  DEFICIT    EQUITY       (LOSS)
                                       ------          ------   -------  -----------  ------------  -------    ------       ------
Balances at May 1, 1997
(as restated, see note 18)           16,128,868         $ 8     $ 52,965    $(207)     $  (768)   $(41,081)   $ 10,917
Comprehensive loss
   Net loss (as restated,
     see note 18)                             -           -            -        -            -      (2,215)     (2,215)    $ (2,215)
   Translation adjustments                    -           -            -        -          (85)          -         (85)         (85)
   Liquidation of subsidiaries                -           -            -        -          332           -         332          332
                                                                                                                            --------
    Total comprehensive loss                                                                                               $ (1,968)
Exercise of stock options               141,890           -           43        -            -           -          43
Issuance of common stock
   under employee stock
   purchase plan                        445,044           -          469        -            -           -         469
Repurchase of common stock              (25,288)          -           (3)       -            -           -          (3)
Accrual of interest on note
   receivable from stockholder                -           -            -       (9)           -           -          (9)
Balances at April 30, 1998           ----------         ---       ------     -----        -----    --------      ------
(as restated, see note 18)           16,690,514           8       53,474     (216)        (521)    (43,296)      9,449

Comprehensive income
   Net income ( as restated,
     see note 18)                             -           -            -        -            -       3,877       3,877     $  3,877
   Translation adjustments                    -           -            -        -         (122)          -        (122)        (122)
                                                                                                                            --------
   Total comprehensive income                                                                                              $  3,755
Exercise of stock options               645,752           1          580        -            -           -         581
Issuance of common stock
   under employee stock
   purchase plan                        235,906           -          228        -            -           -         228
Repurchase of common stock             (105,000)          -         (159)       -            -           -        (159)
Payment on note receivable
   from stockholder, net of
   interest                                   -           -            -       91            -           -          91
Balances at April 30, 1999           ----------         ---       ------     ----         -----     ------      ------
(as restated, see note 18)           17,467,172           9       54,123     (125)        (643)    (39,419)     13,945

Comprehensive loss
   Net loss (as restated,
     See note 18)                             -           -            -        -            -      (7,684)     (7,684)    $ (7,684)
   Translation adjustments                    -           -            -        -         (210)          -        (210)        (210)
   Unrealized loss on investments             -           -            -        -          (39)          -         (39)         (39)
                                                                                                                           ---------
   Total comprehensive loss                                                                                                $ (7,933)
Exercise of stock options               945,840           -        1,112        -            -           -       1,112
Issuance of common stock :
     Under employee stock
     purchase plan                      111,755           -          217        -            -           -         217
     Acquisition of investment          216,931                    2,820        -            -           -       2,820
 Payment on note receivable
    from stockholder, net of
    interest                                  -           -            -      125            -           -         125
Other                                     3,381           -            -        -            -           -           -
Balances at April 30, 2000
                                     ----------         ---     --------    -----      -------    --------    --------
(as restated, see note 18)           18,745,079         $ 9     $ 58,272    $   0      $  (892)   $(47,103)   $ 10,286
                                     ==========         ===     ========    =====      =======    ========    ========

          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          YEARS ENDED APRIL 30,
                                                                             --------------------------------------------
                                                                                 2000              1999            1998
                                                                            (AS RESTATED,     (AS RESTATED,   (AS RESTATED,
                                                                              SEE NOTE 18)      SEE NOTE 18)  SEE NOTE 18)
                                                                             -------------     -------------  ------------
Cash flows from operating activities:
   Net income (loss)                                                         $  (7,684)        $   3,877         $ (2,215)
   Reconciliation of net income (loss) to cash
   provided by (used in) operating activities:
     Depreciation                                                                  942             1,099            1,155
     Liquidation of subsidiaries                                                     -                 -              332
     Changes in operating assets and liabilities:
       Accounts receivable                                                       3,805            (3,638)          (1,063)
       Prepaid expenses and other current assets                                  (103)               38             (262)
       Accounts payable                                                            (43)               99             (559)
       Note payable to minority interest stockholders                             (207)             (216)             (24)
       Accrued compensation and related expenses                                  (226)             (242)             (78)
       Other accrued liabilities                                                 1,620              (740)          (1,053)
       Deferred revenue                                                          1,250               383              112
                                                                             ---------         ---------         --------
Net cash provided by (used in) operating activities                               (646)              660           (3,655)
                                                                             ----------        ---------         --------
Cash flows from investing activities:
   Purchases of available-for-sale securities                                   (3,669)           (4,072)          (6,981)
   Sales of available-for-sale securities                                        6,033             3,459            8,655
   Purchases of property and equipment                                            (564)             (596)            (666)
   Decrease in other investments                                                  (550)                -                -
   Other assets                                                                    298               (97)             234
                                                                             ---------         ----------        --------
Net cash provided by (used in) investing activities                              1,548            (1,306)           1,242
                                                                             ---------         ----------        --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                   1,329               651              509
   Principal payments under debt obligations                                         -               (22)          (2,414)
   Collection of notes receivable from stockholders,
     net of interest accrual                                                       125                91               (9)
                                                                             ---------         ---------         ---------
Net cash provided by (used in) financing activities                              1,454               720           (1,914)
                                                                             ---------         ---------         ---------
Effect of exchange rate changes on cash                                           (146)              (38)              93
                                                                             ---------         ----------        --------
Net increase (decrease) in cash and cash equivalents                             2,210                36           (4,234)
Cash and cash equivalents, beginning of year                                     5,315             5,279            9,513
                                                                             ---------         ---------         --------
Cash and cash equivalents, end of year                                       $   7,525         $   5,315         $  5,279
                                                                             =========         =========         ========
Supplemental noncash investing and financing activities:
    Common stock issued for acquisition of investment                        $   2,820         $       -         $      -

Supplemental cash flow information: Cash paid during the year for:
      Interest                                                               $     115         $      53         $    330
      Income taxes                                                           $     464         $     119         $    162

          See accompanying notes to consolidated financial statements.

                                UNIFY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTIGATION

In June 2000, certain matters came to the attention of Unify Corporation's (the "Company") Board of Directors that indicated that the Company had engaged in improper accounting practices. The Company's Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any, as a result of the findings of their investigation. In July 2000, in connection with the ongoing investigation, the Company placed its chief executive officer and its chief financial officer on administrative leave, and in November 2000, the Company terminated its chief executive officer and its chief financial officer resigned. Based on the results of the Audit Committee's investigation, the Company concluded that revenue, and in some cases expenses, had been improperly accounted for in certain transactions during the fiscal year ended April 30, 2000, and adjustments were made for such transactions, including restatements of previously reported quarterly financial statements. The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such payments in the amount of approximately $500,000 have been charged to expense in that fiscal year; however, the Company is seeking to have the amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal 2000 of adjustments relating to transactions of earlier years not being made in those years was not material.

Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the accompanying financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. A summary of the effects of the restatement is presented in
Note 18.

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

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.

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

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 2. RESULTS OF OPERATIONS AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,684,000 during the year ended April 30, 2000, and has an accumulated deficit of $47,103,000 as of April 30, 2000. Additionally, the Company has experienced a decline in revenues and as a result of the Audit Committee's investigation and shareholder litigation, has incurred and may continue to incur a significant increase in expenses. The Company

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

believes that it will need additional financing to meet cash requirements for its operations, and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may be unable to continue as a going concern.

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

Under the terms of the rescission agreement, Unify has transferred its interests in New Atlanta back to the original owners in exchange for the Unify stock that was to be issued in the original acquisition. Unify and New Atlanta entered into a three year OEM agreement in which the Company is able to embed ServletExec with the Unify eWave Engine, the Company's Java 2 Enterprise Edition Application Server. Unify will continue to market, sell and support New Atlanta's product until April 30, 2001, at which date responsibility for selling, marketing and distributing the product will revert to New Atlanta.

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

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at April 30 consisted of the following (in thousands):

                                                                                    2000             1999
                                                                                    ----             ----
         Equipment                                                             $     5,127      $     5,294
         Furniture and leasehold improvements                                        1,229            1,271
                                                                               -----------      -----------
                                                                                     6,356            6,565
         Less accumulated depreciation and amortization                             (5,323)          (5,148)
                                                                               -----------      -----------
           Property and equipment, net                                         $     1,033      $     1,417
                                                                               ===========      ===========

NOTE 7. OTHER INVESTMENTS

Other investments represents common stock in three closely held technology companies. The Company's ownership interest in each company is less than 10%. At April 30, 2000 and 1999 other investments consisted of the following (in thousands):

                                                                          2000             1999
                                                                          ----             ----
         Arrango Software International, Inc.                         $       500      $         -
         Ichatterbox, Inc.                                                     50                -
         Evergreen Internet, Inc.                                           2,820                -
                                                                      -----------      -----------
                                                                      $     3,370                -
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

                                                                                               WEIGHTED
                                                                               NUMBER           AVERAGE
                                                                                OF             EXERCISE
                                                                               SHARES           PRICE
                                                                           ------------       ----------
         Outstanding at April 30, 1997                                       1,821,712        $   1.35
              Granted (weighted average fair value of $0.63)                   713,500            1.27
              Exercised                                                       (141,890)           0.30
              Canceled/expired                                                (519,282)           1.44
                                                                           ------------
         Outstanding at April 30, 1998                                       1,874,040            1.38
              Granted (weighted average fair value of $0.94)                 1,430,704            1.63
              Exercised                                                       (645,752)           0.90
              Canceled/expired                                                (382,872)           1.31
                                                                           ------------
         Outstanding at April 30, 1999                                       2,276,120            1.49
              Granted (weighted average fair value of $4.99)                   530,800            7.92
              Exercised                                                       (945,840)           1.18
              Cancelled/expired                                               (176,680)           4.04
                                                                           ------------
         Outstanding at April 30, 2000                                       1,684,400            3.42
                                                                           ============

Additional information regarding options outstanding at April 30, 2000 is as follows:

                                            OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               -------------------------------------------------      -------------------------------
                                                    AVERAGE         WEIGHTED                               WEIGHTED
           RANGE OF                                REMAINING        AVERAGE                                AVERAGE
           EXERCISE                NUMBER          CONTRACTUAL      EXERCISE              NUMBER           EXERCISE
            PRICES              OUTSTANDING       LIFE (YEARS)        PRICE            OUTSTANDING          PRICE
        ---------------        -------------     -------------    --------------       -----------         --------
        $0.18 -   1.06                99,404            5.87          $  0.69                90,045         $  0.66
         1.08 -   1.08               505,209            2.00             1.08                     -               -
         1.08 -   1.50               345,597            5.75             1.29               236,117            1.30
         1.52 -   1.78               159,506            7.27             1.67                83,891            1.73
         5.16 -   5.88               194,000            9.30             5.69                     -               -
         6.03 -   8.81               315,684            8.88             6.78                31,375            6.06
        11.03 -  17.75                36,000            9.40            14.28                     -               -
        18.38 -  32.31                29,000            9.67            23.50                     -               -
                               -------------                                          -------------
          0.18 - 32.31             1,684,400            5.92             3.42               441,428            1.59
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

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method for the periods prior to June 1996, the date of the Company's initial public offering of common stock and the Black-Scholes option pricing model for subsequent periods, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 93% in fiscal 2000, 83% in fiscal 1999 and 67% in fiscal 1998; risk-free interest rates, 5.9% in fiscal 2000, 5.1% in fiscal 1999 and 5.8% in fiscal 1998; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the Company's stock-based awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $9,042,000 or $0.50 per basic share and diluted share in fiscal 2000 while pro forma earnings would have been $3,193,000 or $0.19 per basic and $0.18 per diluted share in fiscal 1999 and a proforma net loss of $2,831,000 or $0.17 per basic and diluted share in fiscal 1998.

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

                                                                                2000            1999              1998
                                                                           ------------      -----------      ------------
         Domestic                                                          $    (6,216)      $     3,921      $    (1,339)
         Foreign                                                                (1,276)              187             (694)
                                                                           ------------      -----------      ------------
              Total income (loss) before income taxes                      $    (7,492)      $     4,108      $    (2,033)
                                                                           ============      ===========      ============
         Foreign taxes                                                     $       190       $       130      $       108
         Federal and state income taxes                                              2               101               74
                                                                           -----------       -----------      -----------
              Total provision for income tax                               $       192       $       231      $       182
                                                                           ===========       ===========      ===========

The provision for income taxes for the years ended April 30, 2000, 1999 and 1998 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

                                                                              2000              1999             1998
                                                                           -----------       ----------       -----------
         Computed tax expense (benefit)                                    $    (2,622)      $     1,438      $      (712)
         Increases (reductions) in tax expense resulting from:
              Foreign withholding taxes                                            190               130              108
              Increase (decrease) in valuation allowance for
                  deferred tax assets                                            2,767            (2,006)             789
              Other                                                               (143)              669               (3)
                                                                           -----------       -----------      -----------
         Actual provision for income tax                                   $       192       $       231      $       182
                                                                           ===========       ===========      ===========

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                                                                 2000             1999
                                                                             -----------      -----------
         Deferred tax assets:
              Net operating loss carryforwards                               $    10,091      $     9,180
              Foreign tax credits                                                  1,463            1,068
              Deferred revenue                                                     2,285            1,037
              Reserves and other accruals                                            388              385
              Allowance for losses on accounts receivable                            789              422
              Other                                                                  113              270
                                                                             -----------      -----------
              Total deferred tax assets                                           15,129           12,362
              Valuation allowance                                                (15,129)         (12,362)
                                                                             -----------      -----------
         Net deferred tax assets                                             $         -      $         -
                                                                             ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due primarily to changes in the deferred tax assets recorded for net operating loss carryforwards, and deferred revenue, the valuation allowance increased by $2,767,000 in the year ended April 30, 2000 and decreased by $2,006,000 in the year ended April 30, 1999. At April 30, 2000, the Company had approximately $24,113,000 in federal net operating loss carryforwards, approximately $5,687,000 in state net operating loss carryforwards, approximately $4,692,000 in foreign net operating loss carryforwards, and approximately $1,463,000 in foreign tax credit carryforwards. The Company's federal net operating loss carryforwards expire beginning in fiscal 2006. The Company's other net operating loss and tax credit carryforwards have various expiration dates beginning in fiscal year 2001. The Company's ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

NOTE 10. OTHER INCOME

Other income, net for the years ended April 30, consisted of the following (in thousands):

                                                                               2000             1999             1998
                                                                           -----------       -----------      -----------
         Interest income                                                   $       471       $       448      $       509
         Interest expense                                                         (118)              (53)            (113)
         Foreign currency translation loss                                         (61)              (99)             (46)
         Loss on liquidation of subsidiaries                                         -                 -             (332)
         Other                                                                      75                 8              149
                                                                           -----------       -----------      -----------
           Other income, net                                               $       367       $       304      $       167
                                                                           ===========       ===========      ===========

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30. All share and per share amounts have been adjusted to give effect to the 2 for 1 stock split in fiscal 2000 (in thousands except per share amounts):

                                                                                2000             1999             1998
                                                                           ------------      -----------      -----------
         Net Income (Loss) (Numerator):
         Net income (loss), basic and diluted                              $    (7,684)      $     3,877      $    (2,215)
                                                                           ============      ===========      ===========
         Shares (Denominator):
         Weighted average shares of common stock
              outstanding, basic                                                18,127            17,110           16,412
         Effect of dilutive securities (stock options)                               -               992                -
                                                                           -----------       -----------      -----------
Weighted average shares of common stock
              outstanding, diluted                                              18,127            18,102           16,412
                                                                           ===========       ===========      ===========
         Per Share Amount:
         Net income (loss) per share, basic                                $    (0.42)       $      0.23      $     (0.13)
         Effect of dilutive securities                                               -             (0.02)              -
                                                                           -----------       ------------     -----------
         Net income (loss) per share, diluted                              $    (0.42)       $      0.21      $     (0.13)
                                                                           ===========       ===========      ===========
Antidilutive Shares:                                                             1,533                 -            2,150
                                                                           ===========       ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. RELATED PARTY TRANSACTIONS

Unify Japan KK ("Unify Japan") has been the exclusive distributor and master licensee for the Company's products in Japan since July 1994. Prior to March 1999, the Company, Sumitomo Metals Industries, Ltd. ("SMI") and Artificial Intelligence Research, Ltd. ("AIR") owned 51%, 34% and 15% interests, respectively, in Unify Japan. In March 1999, the Company purchased AIR's entire interest in Unify Japan. At April 30, 2000, the Company and "SMI" own 66% and 34% of Unify Japan respectively.

TRANSACTIONS WITH SMI

Total revenues include revenues from SMI of $413,000, $549,000 and $772,000 in fiscal years 2000, 1999 and 1998, respectively. Unify Japan leases office space from SMI; rent expense for this office space totaled approximately $63,000, $74,000 and $112,000 in fiscal years 2000, 1999 and 1998, respectively. Unify Japan also paid SMI approximately $26,000, $61,000 and $169,000 for the services of SMI employees in fiscal years 2000, 1999 and 1998, respectively. In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with SMI. The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at April 30,
2000), and is secured by the assets of Unify Japan. The agreement due date has been extended to September 2001. At April 30, 2000, 50 million yen, or $471,000, was outstanding under this loan agreement. Amounts due to minority interest stockholders at April 30, 2000 and 1999 consisted entirely of the balances due under this loan agreement.

TRANSACTIONS WITH DIRECTORS

Included in prepaid expenses and other current assets at April 30, 2000 is a note receivable from the Company's former chief executive officer in the amount of $43,560 for the purchase of the Company's common stock, upon the exercise of stock options. This note was paid in full in May 2000.

As discussed in Note 1, the investigation conducted by the Audit Committee identified commissions, bonuses and other payments made to the Company's former chief executive officer which the Company believes were not appropriate. Although these payments have been charged to expense, the Company is seeking to have these amounts repaid.

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

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 2000 were as follows, (in thousands):

         Years Ending April 30,
         2001 $                                   1,241
         2002                                     1,083
         2003                                       979
         2004                                       920
         2005                                       910
         Thereafter                               2,630
                                             -----------
                                               $  7,763
                                             -----------
                                             -----------


Rent expense under operating leases was $1,400,000, $1,398,000, and $1,561,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

EMPLOYMENT AGREEMENTS AND TERMINATION AND CHANGES OF CONTROL ARRANGEMENTS

The Company had an employment agreement with its former chief executive officer that contained termination and change in control arrangements. In November 2000, the Company terminated the employment of its chief executive officer. In light of the circumstances of the termination, the Company does not believe that he is entitled to any termination benefits under the employment agreement.

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

From August through October, 2000, five shareholder derivative actions were filed, four in the Superior Court of the State of California and one in the US District Court for the Northern District of California. The plaintiffs in these actions claim to be suing on behalf of the Company. These actions name as defendants certain of the Company's present and former officers and directors. The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class action filed in U.S. District Court. The complaints assert that, as a result of this conduct, certain of the Company's officers, directors and former officers and directors breached their fiduciary duties to Unify and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on the Company's behalf. The Company and the individual defendants intend to defend all of these actions vigorously. The ultimate outcome of these matters cannot

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

presently be determined. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that does not have a material adverse effect on the Company's financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. SEGMENT INFORMATION

The Company has three reportable operating segments, the United States, Europe, and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of Internet and client/server software and related services. The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the United Kingdom, France and Japan, and through distributors, value added resellers and OEMs. No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 2000, 1999 or 1998.

Financial information for the Company's reportable operating segments is summarized below (in thousands):

                                                                                2000             1999             1998
                                                                                ----             ----             ----
         Total net revenues: (1)
              Americas                                                     $    11,024       $    16,899      $    15,048
              Europe                                                             7,417             9,346            6,887
              Japan                                                              2,610             3,203            3,057
                                                                           -----------       -----------      -----------
                  Total net revenues                                       $    21,051       $    29,448      $    24,992
                                                                           ===========       ===========      ===========
         Operating income (loss):
              Americas (2)                                                 $    (6,111)      $     4,106      $      (891)
              Europe                                                            (1,356)             (239)          (1,148)
              Japan                                                               (392)              (63)            (161)
                                                                           ------------      ------------     -----------
                  Total operating income (loss)                            $    (7,859)      $     3,804      $    (2,200)
                                                                           ============      ===========      ===========
         Interest income (3)                                               $       471       $       448      $       509
                                                                           ===========       ===========      ===========
         Interest expense (3)                                              $       118       $        53      $       113
                                                                           ===========        ==========      ===========
         Identifiable assets:
              Americas                                                     $     8,159       $     7,993      $     5,056
              Europe                                                             4,121             5,808            4,194
              Japan                                                              1,848             1,851            1,089
                                                                           -----------       -----------      -----------
                  Subtotal identifiable assets                                  14,128            15,652           10,339
              Corporate assets (4)                                              13,256             9,184           10,231
              Elimination of inter-company balances                             (5,592)           (1,885)          (1,471)
                                                                           -----------       -----------      -----------
                  Total assets                                             $    21,792       $    22,951      $    19,099
                                                                           ===========       ===========      ===========
         Depreciation expense (5)                                          $       942       $     1,099      $     1,155
                                                                           ===========       ===========      ===========
         Capital expenditures (5)                                          $       564       $       596      $       666
                                                                           ===========        ==========      ===========

-----------------------
(1) The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. There were no transfers between segments during the periods presented. The accounting policies of the segments are the same as those described in
     Note 1.
(2) Americas operating income (loss) is net of corporate product development and administrative expenses.
(3) Interest income and interest expense were primarily attributable to the United States in the periods presented. Interest income and interest expense in Europe and Japan were not significant in those periods.
(4) Corporate assets consist primarily of United States cash and cash equivalents, investments, purchased technology, and property and equipment.
(5) The majority of the Company's capital expenditures are incurred for software (which occurs exclusively in the United States) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the United States in the periods presented.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and long-lived assets by geographic area were as follows (in thousands):

                                                          2000              1999             1998
                                                       -----------       -----------      -----------
         Total net revenues:
              Americas                                 $    11,024       $    16,899      $    15,048

              United Kingdom                                 4,599             6,480            4,258
              France                                         2,818             2,866            2,279
              Other                                              -                 -              350
                                                       -----------       -----------      -----------
                  Subtotal Europe                            7,417             9,346            6,887
                                                       -----------       -----------      -----------
                Japan                                        2,610             3,203            3,057
                                                       -----------       -----------      -----------
                  Total net revenues                   $    21,051       $    29,448      $    24,992
                                                       ===========       ===========      ===========
         Long-lived assets:
              Americas                                 $     4,238       $     1,350      $     1,780
              Foreign                                          213               259              233
                                                       -----------       -----------      -----------
                  Total long-lived assets              $     4,451       $     1,609      $     2,013
                                                       ===========       ===========      ===========

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16. RESTATEMENT OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited selected quarterly financial information for fiscal years 2000 and 1999. As discussed in Notes 1 and 18, subsequent to the issuance of its financial statements for the year ended April 30, 2000, the Company determined that it would restate its consolidated financial statements for the fiscal years ending April 30, 2000, 1999 and 1998. The effects of the restatement on the selected quarterly financial information for fiscal years 2000 and 1999 is presented below:

                                                         FIRST QUARTER              SECOND QUARTER
                                                    ------------------------    ----------------------
                                                       AS                              AS
                                                    PREVIOUSLY          AS          PREVIOUSLY       AS
                                                     REPORTED        RESTATED        REPORTED     RESTATED
                                                    ----------      -----------     ----------    --------
                                                            (In thousands, except per share data)
2000:
Total revenues                                     $    5,282      $   5,393      $     5,614    $   5,819
Gross margin                                       $    3,910      $   4,035      $     4,275    $   4,480
Net income (loss)                                  $   (1,311)     $  (2,411)     $    (1,512)   $  (1,307)
Net income (loss) per share, basic                 $    (0.07)     $   (0.14)     $     (0.09)   $   (0.07)
Net income (loss) per share, diluted               $    (0.07)     $   (0.14)     $     (0.09)   $   (0.07)

                                                          THIRD QUARTER                  FOURTH QUARTER
                                                   --------------------------        -----------------------
                                                       AS                              AS
                                                    PREVIOUSLY        AS            PREVIOUSLY       AS
                                                     REPORTED      RESTATED          REPORTED     RESTATED
                                                   -----------    -----------        --------    -----------
                                                              (In thousands, except per share data)
2000:
Total revenues                                     $   4,991      $   5,254          $   4,538    $   4,585
Gross margin                                       $   3,997      $   4,260          $   2,850    $   2,897
Net income (loss)                                  $  (1,107)     $    (844)         $  (3,169)   $  (3,122)
Net income (loss) per share, basic                 $   (0.06)     $   (0.05)         $   (0.17)   $   (0.16)
Net income (loss) per share, diluted               $   (0.06)     $   (0.05)         $   (0.17)   $   (0.16)

                                                         FIRST QUARTER                 SECOND QUARTER
                                                    -----------------------       ------------------------
                                                       AS                              AS
                                                    PREVIOUSLY        AS           PREVIOUSLY        AS
                                                     REPORTED      RESTATED         REPORTED      RESTATED
                                                    ----------    -----------      ----------     --------
                                                              (In thousands, except per share data)
1999:
Total revenues                                     $   6,660      $   6,344          $  7,200     $   6,912
Gross margin                                       $   5,381      $   5,065          $  5,890     $   5,602
Net income (loss)                                  $     258      $     (94)         $    856     $     577
Net income (loss) per share, basic                 $    0.02      $    0.00          $   0.05     $    0.03
Net income (loss) per share, diluted               $    0.01      $    0.01          $   0.05     $    0.03

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                   THIRD QUARTER            FOURTH  QUARTER
                                           -------------------------------------------------------------
                                                  AS                            AS
                                              PREVIOUSLY        AS          PREVIOUSLY         AS
                                               REPORTED      RESTATED        REPORTED       RESTATED
                                             -----------     --------        ---------    -----------
                                                        (In thousands, except per share data)
1999:
Total revenues                               $     8,077    $     7,668     $     8,873    $     8,524
Gross margin                                 $     6,817    $     6,408     $     7,469    $     7,120
Net income (loss)                            $     1,408    $     1,072     $     1,900    $     2,322
Net income (loss) per share, basic           $      0.08    $      0.06     $      0.11    $      0.14
Net income (loss) per share, diluted         $      0.07    $      0.06     $      0.11    $      0.13

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

In October 2000, the National Association of Security Dealers delisted the Company's common stock on the NASDAQ National Market.

In August 2000, the Company amended its lease agreement for its executive office and production facility. Under the terms of the amended agreement, the Company has provided a full security interest in the Company's investment in Evergreen Internet, Inc. (Note 7). This security interest may be cancelled upon the issuance by the Company of a stand by letter of credit in the amount of $500,000.

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 18. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

As discussed in Note 1, following extensive communications with the Staff of the Securities and Exchange Commission, management determined that the Company would restate its consolidated financial statements for the fiscal years ended April 30, 2000, 1999 and 1998. The following is a summary of the effects of the restatement:

                                                                             YEAR ENDED APRIL 30,
                                                          -----------------------------------------------------------
                                                                   2000                                1999
                                                          ------------------------         --------------------------
                                                              AS                              AS
                                                          PREVIOUSLY         AS           PREVIOUSLY            AS
                                                           REPORTED       RESTATED         REPORTED          RESTATED
                                                           --------       --------         --------          --------
                                                                       (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS:
 Revenues:
   Software licenses                                      $ 12,313       $  12,576        $  20,320         $  19,768
   Services                                                  8,112           8,475           10,490             9,680
                                                          --------       ---------        ---------         ---------
     Total revenues                                       $ 20,425       $  21,051        $  30,810         $  29,448
                                                          --------       ---------        ---------         ---------
Gross margin                                              $ 15,032       $  15,672        $  25,557         $  24,195

Selling, general and administrative expenses              $ 15,932       $  16,835        $  15,151         $  14,463

Income (loss) from operations                             $ (7,596)      $  (7,859)       $   4,478         $   3,804
Other income, net                                         $    689       $     367        $     175         $     304
Net income (loss)                                         $ (7,099)      $  (7,684)       $   4,422         $   3,877
Net income (loss) per share:
   Basic                                                  $   (0.39)     $   (0.42)       $    0.26         $    0.23
                                                          ==========     ==========       ==========        =========
   Diluted                                                $   (0.39)     $   (0.42)       $    0.24         $    0.21
                                                          ==========     ==========       ==========        =========

                                                                                 APRIL 30,
                                                        -----------------------------------------------------------
                                                                  2000                               1999
                                                        -------------------------        --------------------------
                                                            AS                               AS
                                                        PREVIOUSLY         AS            PREVIOUSLY           AS
                                                         REPORTED        RESTATED         REPORTED          RESTATED
                                                        ----------       --------        ----------        --------
                                                                    (In thousands, except per share data)
CONSOLIDATED BALANCE SHEET:
ASSETS
Accounts receivable, net of allowances                                                   $   9,156         $   9,207
Other assets                                                                             $     242         $     192
Total assets                                                                             $  22,934         $  22,951

LIABILITIES
Accounts payable                                                                          $   1,138         $   1,152
Other accrued liabilities                                                                 $   2,621         $   1,584
Deferred revenue                                                                          $   3,326         $   4,012
Minority Interest                                                                         $     265         $       -

STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss                      $   (868)      $   (892)        $   (653)         $   (643)
Accumulated deficit                                       $(47,127)      $(47,103)        $(40,028)         $(39,419)
Total stockholders' equity                                                                $  13,326         $  13,945
Total liabilities and stockholders' equity                                                $  22,934         $  22,951

                                UNIFY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                             YEAR ENDED APRIL 30,
                                                     ------------------------------------
                                                                   1998
                                                     ------------------------------------
                                                             AS
                                                         PREVIOUSLY          AS
                                                          REPORTED         RESTATED
                                                         ----------        --------
                                                     (In thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS:
 Revenues:
   Software licenses                                      $ 15,580       $  15,580
   Services                                                  9,229           9,342
                                                          --------       ---------
     Total revenues                                       $ 24,809       $  24,922
                                                          --------       ---------
Gross margin                                              $ 19,773       $  19,886

Selling, general and administrative expenses              $ 16,389       $  16,353

Income (loss) from operations                             $ (2,349)      $  (2,200)
Other income, net                                         $    118       $     167
     Net income (loss)                                    $ (2,413)      $  (2,215)
Net income (loss) per share:
   Basic                                                  $  (0.15)      $   (0.13)
                                                          ==========     ==========
   Diluted                                                $  (0.15)      $   (0.13)
                                                          ==========     ==========


CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY:
(in thousands)

                                                           AS
                                                       PREVIOUSLY            AS
                                                        REPORTED          RESTATED
                                                       ----------         --------
Accumulated deficit, May 1, 1997                       $ (42,037)         $(41,081)

                                                                     SCHEDULE II


                                UNIFY CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


                                                                                            ADDITIONS
                                                             ADDITIONS     DEDUCTIONS:    (DEDUCTIONS):      BALANCE
                                             BALANCE AT      CHARGED TO     WRITE-OFFS      TRANSFERS          AT
                                             BEGINNING        OPERATING         OF           BETWEEN         END OF
                                             OF PERIOD        EXPENSES       ACCOUNTS       ACCOUNTS         PERIOD
                                             ---------        --------       --------       --------         ------
As restated-See Note 18 to Consolidated
Financial Statements

Allowance for doubtful accounts receivable:
     Year ended April 30, 1998               $     485       $     237      $    (159)      $      -       $     563
     Year ended April 30, 1999               $     563       $     607      $    (294)      $    (26)      $     850
     Year ended April 30, 2000               $     850       $   2,009      $    (612)      $   (490)      $   1,757

Allowance for amounts due from minority interest stockholders:
     Year ended April 30, 1998               $     326       $       -      $       -       $      -       $     326
     Year ended April 30, 1999               $     326       $       -      $               $      -       $     326
     Year ended April 30, 2000               $     326       $       -      $    (326)      $      -       $       -

Allowance for long-term accounts and notes receivable - other assets:
     Year ended April 30, 1998               $     303       $     220      $      (9)      $   (257)      $     257
     Year ended April 30, 1999               $     257       $       -      $    (222)      $     26       $      61
     Year ended April 30, 2000               $      61       $      23      $       -       $    541       $     625

                                UNIFY CORPORATION
                                INDEX TO EXHIBITS



                                                                            PRIOR FILING
                                                                            OR SEQUENTIAL
  EXHIBIT                                                                     PAGE NUMBER
     NO.                        DESCRIPTION                                    HEREIN
  -------                       -----------                                    ------
     3.1     Restated Certificate of Incorporation of the Company                (1)

     3.2     Bylaws of the Registrant                                            (1)

     4.1     Form of Stock Certificate                                           (1)

     4.2     Series E Stock Purchase Agreement by and among the Company and the
             purchasers named therein, dated April 2, 1992                       (1)

     10.1 *  Employment Agreement by and between Reza Mikailli and the
             Registrant dated May 1, 1998                                        (2)

     10.2 *  1991 Stock Option Plan, as amended                                  (1)

     10.3 *  1996 Employee Stock Purchase Plan                                   (1)

     10.4    Form of Indemnification Agreement                                   (1)

     10.5    Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo
             Metals Industries, Ltd. and Artificial Intelligence Research        (1)

     10.6    Office Building Lease for Sacramento Facility, Dated December 17,
             1999

     10.7    Servletexec OEM Agreement by Registrant and New Atlanta
             Communication, LLC.

     21.1    Subsidiaries of the Registrant                                      (1)

     23.1    Independent Auditors' Consent

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


                                   1525-AR-00