Form 10-Q/A
period 1999-07-31
UNIFY CORP
filed 2001-05-15
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1999

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807

UNIFY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2710559 (I.R.S. Employer Identification Number)

2101 Arena Blvd, Suite 100
Sacramento, California 95834
(Address of principal executive offices)

Telephone: (916) 928-6400
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

17,707,228 shares of Common Stock, $0.0005 par value, as of August 31, 1999

UNIFY CORPORATION
FORM 10-Q/A

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

    The Company filed its Form 10-K for fiscal year ended April 30, 2000 on December 22, 2000. On January 30, 2001, Unify filed amended Quarterly Reports on Forms 10-Q/A for the fiscal quarters ended July 31, 1999, October 31, 1999 and January 31, 2000. As a result of the Company's conclusion that its financial statements for the fiscal year ended April 30, 2000 and earlier years were not materially misstated as a result of adjustments relating to transactions in 1999 and earlier years not being made in those years, such adjustments were not reflected in the Company's financial statements contained in such Form 10-K and Form 10-Q/As. Subsequently, in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K and Form 10-Q/As for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the consolidated financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. A summary of the effects of the restatement is presented in Notes 16 and 18 to the consolidated financial statements included in the Company's form 10-K/A for the year ended April 30, 2000, a summary of the effects of the restatement on the financial statements for the quarterly period ended July 31, 1999 and 1998 is presented in Note 1.

UNIFY CORPORATION
FORM 10-Q/A

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets (Restated) as of July 31, 1999 and April 30, 1999	4
	Unaudited Condensed Consolidated Statements of Income (Restated) for the three months ended July 31, 1999 and 1998	5
	Unaudited Condensed Consolidated Statements of Cash Flows (Restated) for the three months ended July 31, 1999 and 1998	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Disclosure about Market Rate Risk	15
PART II.	OTHER INFORMATION
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURE		18

Item 1. Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	July 31, 1999	April 30, 1999
	(As Restated -see Note 1)	(As Restated -see Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,993	$5,315
Investments	3,663	6,072
Accounts receivable, net	6,585	9,207
Prepaid expenses and other current assets	662	748

Total current assets	19,903	21,342
Property and equipment, net	1,290	1,417
Other assets	209	192

Total assets	$21,402	$22,951

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,059	$1,152
Notes payable to minority interest stockholders	517	608
Accrued compensation and related expenses	1,346	1,650
Other accrued liabilities	2,076	1,584
Deferred revenue	4,570	4,012

Total current liabilities	9,568	9,006
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	54,439	54,123
Note receivable from stockholder	(101)	(125)
Accumulated other comprehensive loss	(683)	(643)
Accumulated deficit	(41,830)	(39,419)

Total stockholders' equity	11,834	13,945

Total liabilities and stockholders' equity	$21,402	$22,951

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	1999	1998
	(As Restated -see Note 1)	(As Restated -see Note 1)
Revenues:
Software licenses	$3,158	$4,151
Services	2,235	2,193

Total revenues	5,393	6,344

Cost of revenues:
Software licenses	229	226
Services	1,129	1,053

Total cost of revenues	1,358	1,279

Gross margin	4,035	5,065

Operating expenses:
Product development	1,564	1,449
Selling, general and administrative	4,909	3,653

Total operating expenses	6,473	5,102

Loss from operations	(2,438)	(37)
Other income (expense), net	128	(13)

Loss before income taxes	(2,310)	(50)
Provision for income taxes	101	44

Net loss	$(2,411)	$(94)

Net loss per share
Basic	$(0.14)	$(0.01)

Diluted	$(0.14)	$(0.01)

Shares used in computing net loss per share:
Basic	17,501	16,776

Diluted	17,501	17,048

See accompanying notes to unaudited condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	1999	1998
	(As Restated -see Note 1)	(As Restated -see Note 1)
Cash flows from operating activities:
Net (loss)	$(2,411)	$(94)
Reconciliation of net (loss) to net cash provided by (used in) operating activities:
Depreciation	266	276
Changes in operating assets and liabilities:
Accounts receivable	2,579	714
Prepaid expenses and other current assets	68	(60)
Accounts payable	(97)	69
Notes payable to minority interest stockholders	(105)	(182)
Accrued compensation and related expenses	(304)	(411)
Other accrued liabilities	579	(180)
Deferred revenue	530	(369)

Net cash provided by (used in) operating activities	1,105	(237)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,663)	(1,250)
Sales of available-for-sale securities	6,072	1,561
Purchases of property and equipment	(140)	(212)
Other assets	(14)	20

Net cash provided by investing activities	2,255	119

Cash flows from financing activities:
Principal payments under debt obligations	—	(19)
Proceeds from issuance of common stock, net	316	157
Collection of note receivable from stockholder, net of interest accrual	24	(3)

Net cash provided by financing activities	340	135

Effect of exchange rate changes on cash	(22)	1

Net increase in cash and cash equivalents	3,678	18
Cash and cash equivalents, beginning of period	5,315	5,279

Cash and cash equivalents, end of period	$8,993	$5,297

Supplemental cash flow information:
Cash paid during the period for:
Interest	$38	$26

Income taxes	$123	$32

See accompanying notes to unaudited condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Restatement of Financial Statements

Investigation and Restatement

    In June 2000, certain matters came to the attention of the Board of Directors of Unify Corporation (the "Company") that indicated that the Company had engaged in improper accounting practices. The Company's Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any, as a result of the findings of their investigation. In July 2000, in connection with the ongoing investigation, the Company placed its chief executive officer and its chief financial officer on administrative leaves, and in November 2000, the Company terminated its chief executive officer and its chief financial officer resigned. Based on the results of the Audit Committee's investigation, the Company concluded that revenue, and in some cases expenses, had been improperly accounted for in certain transactions during the fiscal year ended April 30, 2000, and adjustments were made for such transactions, including restatements of previously reported quarterly financial statements. The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such payments in the amount of approximately $500,000 have been charged to expense in that fiscal year; however, the Company is seeking to have the amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal 2000 of adjustments relating to transactions of earlier years not being made in those years was not material.

    Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the condensed consolidated financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. As a result, the accompanying unaudited condensed consolidated financial statements for the three months ended July 31, 1999, 1998 have been restated to give effect to those adjustments applicable to those interim periods.

    The following summarizes the significant effects of the restatement on the unaudited condensed consolidated financial statements as of July 31, 1999 and April 30, 1998 and for the three months ended July 31, 1999 and 1998:

	Three Months Ended July 31,
	1999		1998
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
Unaudited Condensed Consolidated Statements of Operation
Revenues:
Software licenses	$3,110	$3,158	$4,242	$4,151
Services	$2,172	$2,235	$2,418	$2,193

Total revenues	$5,282	$5,393	$6,660	$6,344

Cost of services	$1,143	$1,129
Gross margin	$3,910	$4,035	$5,381	$5,065
Selling, general and administrative expense	$4,006	$4,909
Other income, net	$450	$128	$23	$(13)
Net income (loss)	$(1,311)	$(2,411)	$258	$(94)
Basic Earnings (Loss) per share	$(0.07)	$(0.14)	$0.02	$(0.01)
Diluted Earnings (loss) per share	$(0.07)	$(0.14)	$0.02	$(0.01)

	July 31, 1999		April 30, 1999
	As Previously Reported	As Restated	As Previously Reported	As Restated
Unaudited Condensed Consolidated Balance Sheets
Assets
Accounts receivable, net			$9,156	$9,207
Prepaid expenses and other current assets			$732	$748
Other assets	$206	$209	$242	$192
Total assets	$21,399	$21,402	$22,934	$22,951
Liabilities
Accounts payable			$1,138	$1,152
Other accrued liabilities	$2,077	$2,076	$2,621	$1,584
Deferred revenue	$4,075	$4,570	$3,326	$4,012
Minority interest			$265	$—
Stockholders' Equity
Accumulated other comprehensive loss			$(653)	$(643)
Accumulated Deficit	$(41,339)	$(41,830)	$(40,028)	$(39,419)
Total stockholders' equity	$12,325	$11,834	$13,326	$13,945
Total liabilities and stockholders' equity	$21,399	$21,402	$22,934	$22,951

Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 2000 as filed with the SEC on April 27, 2001.

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

	Three Months Ended July 31,
	1999	1998
Net Loss (Numerator):
Net loss, basic and diluted	$(2,411)	$(94)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	17,501	16,776
Effect of dilutive securities (stock options)	—	272

Weighted average shares of common stock outstanding, diluted	17,501	17,048

Per Share Amount:
Net loss per share, basic	$(0.14)	$(0.01)
Effect of dilutive securities (stock options)	—	(0.01)

Net loss per share, diluted	$(0.14)	$(0.00)

Antidilutive Shares:	1,637	866

4. Comprehensive Loss

    The Company's total comprehensive loss for the periods shown was as follows:

	Three Months Ended July 31,
	1999	1998
Net loss	$(2,411)	$(94)
Foreign currency translation	(40)	34

Total comprehensive loss	$(2,451)	$(60)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The discussion in this Quarterly Report on Form 10-Q/A contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under "Volatility of Stock Price and General Risk Factors Affecting Quarterly Results" and in the Company's Annual Report on Form 10-K/A under "Business—Risk Factors." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company's Annual Reports on Form 10-K/A, Quarterly Reports on Form 10-Q/A and any Current Reports on Form 8-K.

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 2000 as filed with the SEC on April 27, 2001.

Results of Operations

Overview

    Unify develops, markets and supports Internet software that extends business applications to the Web. The Company provides features-rich products and services for organizations growing their business on the Web, based on open, Java technologies. Unify's products provide enterprise, scalable and affordable software for building and managing online applications. The Company's flagship product line, Unify eWave, includes a Web application server, enterprise application server and commerce framework built on the Java 2 Enterprise Edition ("J2EE") platform technology. These products are designed to enable developers to rapidly build production-ready, scalable Internet and e-commerce applications that are easy to manage and run with minimal down-time.

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

  •
  Reciprocal agreement transactions for which there was insufficient support for the fair market valuation of inventory, funded development activities, or consulting services received by the Company, or equity investments made by the Company in connection with the Company delivering products or providing services.

  •
  Improper application of AICPA Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") in which all of the conditions for revenue recognition required by SOP 97-2 had not been met.

  •
  Contingent revenue transactions in which sales of software, services and other related items were contingent upon future events, including contingencies that were contained in side agreements.

  •
  Service revenue which was recognized during the first month of the contract, rather than ratably over the term of the contract in accordance with SOP 97-2.

  •
  Other adjustments including insufficiently supported journal entries and improper recording of marketing co-operative agreements.

    Based on the results of the Audit Committee's investigation, adjustments were made during the fiscal year ended April 30, 2000 for such transactions, including restatements of previously reported quarterly financial statements. The investigation also identified commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal year ended April 30, 2000, which the Company believes were not appropriate. Such payments in the amount of approximately $500,000 have been charged to expense in that fiscal year; however, the Company is seeking to have these amounts repaid by the former chief executive officer. The investigation also included a review of transactions in earlier fiscal years. After evaluating information from the results of the investigation, the Company concluded that its financial statements for the fiscal year ended April 30, 1999 and earlier were not materially misstated. Also, the Company concluded that the effect on the financial statements for fiscal 2000 of adjustments relating to transactions of earlier years not being made in those years was not material.

    Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. The significant effects of the restatement on the unaudited condensed consolidated financial statements as of July 31, 1999 and April 30, 1999 and for the three months ended July 31, 1999 and 1998 are summarized in Note 1. The information in Management's Discussion and Analysis of Financial Condition and Results of Operations as presented herein has been revised to reflect the effects of the restatement.

Revenues

    The Company's strategy is to aggressively market and enhance its e-commerce and Internet products. The Company also generates significant revenues from services, including customer maintenance, consulting and training.

    Total revenues for the quarter ended July 31, 1999 decreased 15% over the same quarter of the prior year to $5.4 million. The decrease during the first three months of fiscal 2000 was primarily due to the Company's shift in focus from its client/server product line to the Unify eWave product line, which was not fully implemented during the first quarter. The decrease in total revenues was largely the result of license revenues which decreased by $1.0 million to $3.2 million in the first quarter of fiscal 2000 which was 24% lower as compared with the same quarter of the prior year. Service remained unchanged during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, at $2.2 million.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 59% and 60% of total revenues in the quarters ended July 31, 1999 and 1998 respectively.

Cost of Revenues

    Total cost of revenues as a percentage of total revenues increased from 20% in the first quarter of fiscal 1999 to 25% for the first quarter of fiscal 2000.

    In absolute dollars, cost of software licenses increased by only 1% in the first quarter of 2000 as compared to the same period of fiscal 1999. Software license revenue had decreased by 24% as compared to the same period of 1999. This mismatch in revenues and expenses is the result of differences between revenue recognition, which is variable, and the recording of expenses, which for the most part are fixed as period costs. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services increased 7% over the same period in fiscal 1999 to $1.1 million. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues.

Product Development

    Product development expenses increased 8% to $1.6 million in the first quarter of fiscal 2000 compared with an expense of $1.4 million for the same quarter of the prior year. The increase in product development expenses in fiscal year 2000 is primarily the result of the design and development of the Unify eWave family of products and the resources required to maintain and support this product line. The Company believes that a substantial investment in product development is critical to maintaining technological leadership and therefore continues to devote resources to product development.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 1999 increased 34% to $4.9 million, or 91% of total revenues, as compared to $3.7 million, or 58% of total revenues, for the same quarter of the prior year. The major components of SG&A for the first three months of fiscal 2000 were sales expenses of $1.9 million, marketing expenses of $0.7 million, general and administrative of $1.4 million and bad debt expenses of $0.9 million. Sales expenses, salaries and commissions, decreased $0.4 million from the first quarter of fiscal 1999, as the result of the shift in focus to the Unify eWave product line which had not been fully implemented in the first quarter. This expense decrease was partially offset by an increase in marketing expense of $0.3 million as a result of this new promotion.

    General and administrative expenses decreased by $0.4 million for fiscal year 2000 as compared to the same quarter for fiscal 1999. As a result of management's evaluation of the performance and quality of its outstanding receivables bad debt expenses increased by $0.8 million during the three months ended July 31, 1999 as compared to the comparable period for the prior fiscal year. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

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

Liquidity and Capital Resources

    At July 31, 1999, the Company had cash, cash equivalents and short-term investments of $12.7 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $10.3 million at July 31, 1999 from $12.3 million at April 30, 1999.

    The Company's operating activities generated cash of $1.1 million during the three months ended July 31, 1999, as compared to using $0.2 million for the same period in the prior year. The increase in cash provided by operating activities for the first quarter of fiscal year 2000 was primarily from decreases in accounts receivable and increases in deferred revenues and other accrued liabilities, partially offset by operating losses compensation expenses. Accounts receivable decreased by $2.6 million of which $0.7 million was achieved through the sale of receivables without recourse. Investing activities during the period generated cash of $2.3 million, consisting principally of net sales of available-for-sale securities. Cash provided by financing activities during the period was $0.3 million, which represented proceeds from the issuance of common stock under the Company's stock option and stock purchase plans.

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

Item 3. Disclosures about Market Rate Risk

    Interest Rate Risk.  The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $9.0 million at July 31, 1999. The securities in the Company's short-term investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Short-term investments totaled $3.7 million at July 31, 1999 and there were no material realized or unrealized gains or losses on short-term investments during the first quarter of fiscal 2000. The Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. The Company's short-term investments at July 31, 1999 consisted of $3.7 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 1999, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

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

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2001	Unify Corporation (Registrant)
		By:	/s/ DAVID H. ADAMS David H. Adams Chief Financial Officer

QuickLinks

  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Disclosures about Market Rate Risk
  PART II. OTHER INFORMATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K