Form 10-Q/A
period 1999-10-31
UNIFY CORP
filed 2001-05-15
CIK 880562

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

    The Company filed its Form 10-K for fiscal year ended April 30, 2000 on December 22, 2000. On January 30, 2001, Unify filed amended Quarterly Reports on Forms 10-Q/A for the fiscal quarters ended July 31, 1999, October 31, 1999 and January 31, 2000. As a result of the Company's conclusion that its financial statements for the fiscal year ended April 30, 2000 and earlier years were not materially misstated as a result of adjustments relating to transactions in 1999 and earlier years not being made in those years, such adjustments were not reflected in the Company's financial statements contained in such Form 10-K and Form 10-Q/As. Subsequently, in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K and Form 10-Q/As for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the consolidated financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. A summary of the effects of the restatement is presented in Notes 16 and 18 to the consolidated financial statements included in the Company's form 10-K/A for the year ended April 30, 2000, a summary of the effects of the restatement on the financial statements for the three and six months period ended October 31, 1999 and 1998 is presented in Note 1.

UNIFY CORPORATION
FORM 10-Q/A

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 31, 1999 (Restated) and April 30, 1999	4
	Unaudited Condensed Consolidated Statements of Operations (Restated) for the three and six months ended October 31, 1999 and 1998	5
	Unaudited Condensed Consolidated Statements of Cash Flows (Restated) for the six months ended October 31, 1999 and 1998	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Disclosure about Market Rate Risk	16
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURE		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	October 31, 1999	April 30, 1999
	(As Restated- see Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,666	$5,315
Investments	4,713	6,072
Accounts receivable, net	5,581	9,207
Prepaid expenses and other current assets	708	748

Total current assets	19,668	21,342
Property and equipment, net	1,240	1,417
Other investments	550
Other assets	1,053	192

Total assets	$22,511	$22,951

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$916	$1,152
Notes payable to minority interest stockholders	576	608
Accrued compensation and related expenses	1,598	1,650
Other accrued liabilities	3,792	1,584
Deferred revenue	4,739	4,012

Total current liabilities	11,621	9,006
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	54,852	54,123
Note receivable from stockholder	(77)	(125)
Accumulated other comprehensive loss	(757)	(643)
Accumulated deficit	(43,137)	(39,419)

Total stockholders' equity	10,890	13,945

Total liabilities and stockholders' equity	$22,511	$22,951

See accompanying notes to unaudited condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	1998	1999	1998
	(As Restated -see Note 1)	(As Restated -see Note 1)	(As Restated -see Note 1)	(As Restated -see Note 1)
Revenues:
Software licenses	$3,692	$4,558	$6,850	$8,709
Services	2,127	2,354	4,362	4,547

Total revenues	5,819	6,912	11,212	13,256

Cost of revenues:
Software licenses	210	236	439	462
Services	1,129	1,074	2,258	2,127

Total cost of revenues	1,339	1,310	2,697	2,589

Gross margin	4,480	5,602	8,515	10,667

Operating expenses:
Product development	1,719	1,484	3,283	2,933
Selling, general and administrative	4,094	3,606	9,003	7,259

Total operating expenses	5,813	5,090	12,286	10,192

Income (loss) from operations	(1,333)	512	(3,771)	475
Other income, net	122	109	250	96

Income (loss) before income taxes	(1,211)	621	(3,521)	571
Provision for income taxes	96	44	197	88

Net income (loss)	$(1,307)	$577	$(3,718)	$483

Net income (loss) per share:
Basic	$(0.07)	$0.03	$(0.21)	$0.03

Diluted	$(0.07)	$0.03	$(0.21)	$0.03

Shares used in computing net income (loss) per share:
Basic	17,767	16,870	17,811	16,828

Diluted	17,767	17,094	17,811	17,076

See accompanying notes to unaudited condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	1999	1998
	(As Restated -see Note 1)	(As Restated -see Note 1)
Cash flows from operating activities:
Net income (loss)	$(3,718)	$483
Reconciliation of net income (loss) to net cash provided by (used in) in operating activities:
Depreciation	496	554
Changes in operating assets and liabilities:
Accounts receivable, net	3,767	188
Prepaid expenses and other current assets	34	32
Accounts payable	(259)	188
Notes payable to minority interest stockholders	(109)	(198)
Accrued compensation and related expenses	(73)	(239)
Other accrued liabilities	2,285	(359)
Deferred revenue	561	(775)

Net cash provided by (used in) operating activities	2,984	(126)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,713)	1,160
Sales of available-for-sale securities	6,072	—
Purchases of property and equipment	(313)	(344)
Other assets	(1,392)	12

Net cash provided by (used in) investing activities	(346)	828

Cash flows from financing activities:
Principal payments under debt obligations	—	(22)
Proceeds from issuance of common stock, net	729	211
Repurchase of common stock	—	(91)
Collection of note receivable from stockholder, net of interest receivable	49	(5)

Net cash provided by financing activities	778	93

Effect of exchange rate changes on cash	(65)	(25)

Net increase in cash and cash equivalents	3,351	770
Cash and cash equivalents, beginning of period	5,315	5,279

Cash and cash equivalents, end of period	$8,666	$6,049

Supplemental cash flow information:
Cash paid during the period for:
Interest	$27	$81

Income taxes	$254	$54

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

    Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the condensed consolidated financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. As a result, the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 1999, 1998 have been restated to give effect to those adjustments applicable to those interim periods.

    The following summarizes the significant effects of the restatement on the unaudited condensed consolidated financial statements as of October 31, 1999 and for the three and six month periods ended October 31, 1999 and 1998:

	Three Months Ended October 31,
	1999		1998
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
Unaudited Condensed Consolidated Statements of Operation
Revenues:
Software licenses	$3,578	$3,692	$4,726	$4,558
Services	$2,036	$2,127	$2,474	$2,354

Total revenues	$5,614	$5,819	$7,200	$6,912

Gross margin	$4,275	$4,480	$5,890	$5,602
Selling, general and administrative expense
Other income, net			$100	$109
Net income (loss)	$(1,512)	$(1,307)	$856	$577
Basic Earnings (loss) per share	$(0.09)	$(0.07)	$0.05	$0.03
Diluted Earnings (loss) per share	$(0.09)	$(0.07)	$0.05	$0.03
	Six Months Ended October 31,
	1999		1998
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
Unaudited Condensed Consolidated Statements of Operation
Revenues:
Software licenses	$6,688	$6,850	$8,968	$8,709
Services	$4,208	$4,362	$4,892	$4,547

Total revenues	$10,896	$11,212	$13,860	$13,256

Cost of services	$2,272	$2,258
Gross margin	$8,185	$8,515	$11,271	$10,667
Selling, general and administrative expense	$8,100	$9,003
Other income, net	$572	$250	$123	$96
Net income (loss)	$(2,823)	$(3,718)	$1,114	$483
Basic Earnings (loss) per share	$(0.16)	$(0.21)	$0.07	$0.03
Diluted Earnings (loss) per share	$(0.16)	$(0.21)	$0.07	$0.03

	October 31, 1999
	As Previously Reported	As Restated
Unaudited Condensed Consolidated Balance Sheets
Assets
Accounts receivable, net
Prepaid expenses and other current assets
Other assets	$1,034	$1,053
Total assets	$22,492	$22,511
Liabilities
Accounts payable
Other accrued liabilities	$3,793	$3,792
Deferred revenue	$4,411	$4,739
Minority interest
Stockholders' Equity
Accumulated other comprehensive loss	$(735)	$(757)
Accumulated Deficit	$(42,851)	$(43,137)
Total stockholders' equity	$11,198	$10,890
Total liabilities and stockholders' equity	$22,492	$22,511

Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K/A for the fiscal years ended April 30, 2000 and 1999 as filed with the SEC on April 27, 2001.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	1998	1999	1998
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$(1,307)	$577	$(3,718)	$483

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	17,767	16,870	17,811	16,828
Effect of dilutive securities (stock options)	—	224	—	248

Weighted average shares of common stock outstanding, diluted	17,767	17,094	17,811	17,076

Per Share Amount:
Net income (loss) per share, basic	$(0.07)	$0.03	$(0.21)	$0.03
Effect of dilutive securities (stock options)	—	—	—	—

Net income (loss) per share, diluted	$(0.07)	$0.03	$(0.21)	$0.03

Antidilutive Shares:	1,557	1,056	1,597	1,066

4. Comprehensive Income (Loss)

    The Company's total comprehensive income (loss) for the periods shown was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	1998	1999	1998
Net income (loss)	$(1,307)	$577	$(3,718)	$483
Foreign currency translation	(74)	(75)	(114)	(41)

Total comprehensive income (loss)	$(1,381)	$502	$(3,832)	$442

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

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K/A for the fiscal years ended April 30, 2000 as filed with the SEC on April 27, 2001.

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

    Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. The significant effects of the restatement on the unaudited condensed consolidated financial statements as of October 31, 1999 and for the three and six months periods ended October 31, 1999 and 1998 are summarized in Note 1. The information in Management's Discussion and Analysis of Financial Condition and Results of Operations as presented herein has been revised to reflect the effects of the restatement.

Revenues

    The Company's strategy is to market and enhance its e-commerce and Internet products. The Company also generates significant revenues from services, including customer maintenance, consulting and training. Total revenue for the three months ended October 31, 1999 decreased $1.1 million (16%) to $5.8 million from $6.9 in the three months ended October 31, 1998. Total revenue for the six months ended October 31, 1999 decreased $2.0 million (15%) to $11.2 million from $13.3 for the six months ended October 31, 1998.

    Software license revenues represented the majority of the decrease in total revenues with a 19% decrease for the three months ended October 31, 1999 and a 21% decrease for the six months ended October 31, 1999 as compared to the same periods in the prior fiscal year. The decrease was primarily related to the Company's shift in focus from its client/server product line to the Unify eWave product line, for which revenues to date have not met expectations. The Company's VISION and client/server software license revenues have also declined as a result of the emphasis on the Unify eWave product line.

    Service revenue for the second quarter ended October 31, 1999 decreased $0.2 million (10%) to $2.1 million from $2.4 for the same quarter in fiscal 1999. Total service revenue for the six months ended October 31, 1999 decreased $0.2 million (4%) to $4.4 million from $4.6 for the six months ended October 31, 1998. Maintenance revenues remained flat for the three month and six month comparative periods at $1.7 million and $3.4 million. With the reduction in sales, new maintenance orders decreased, impacting the generation of addition revenues in this area. The reduction in sales also reduced consulting revenue by $0.2 million for the three month period and $0.1 million for the six month period, compared to the same periods during the prior year.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 54% and 56% of total revenues in the quarters ended October 31, 1999 and 1998 respectively, and 56% and 55% for the comparative six months period ended October 31, 1999 and 1998 respectively.

Cost of Revenues

    Total cost of revenue for the second quarter ended October 31, 1999 increased 2% over the cost reported during the second quarter ended October 31, 1998. Total cost of revenue for the six months ended October 31, 1999 increased 4% when compared to the same period in the prior year.

    Cost of software licenses represented 5% of software license revenues for the three months ended October 31, 1999 and 5% of software licenses for the six months ended October 31, 1999 and were comparable to cost of software licenses in the same periods of the prior year.

    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services for the three and six months ended October 31, 1999 increased 5% and 6% compared to the same periods of the prior year, primarily due to higher consulting costs associated with the company's pursuit of new Internet consulting opportunities during fiscal 2000. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues.

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

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 1999 increased to $4.1 million, or 70% of total revenues, as compared to $3.6 million, or 52% of total revenues, for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 1999 increased to $9.0 million, or 80% of total revenues, as compared to $7.3 million, or 55% of total revenues, for the same period of the prior year. The major components of SG&A for the second three months of fiscal 2000 were sales expenses of $2.2 million, marketing expenses of $0.7 million, general and administrative of $0.7 million and bad debt expenses of $0.5 million. Sales expenses decreased

$0.1 million when compared to the same quarter of the prior fiscal year, as a result of the shift in focus to the eWave product line which had not been fully implemented in the first quarter, this expense decrease was partially offset by an increase in marketing expense of $0.2 million as a result of this new product promotion. General and administrative expenses decreased less than $0.1 million for the second three months of fiscal 2000 compared to the comparable period for the prior year. Bad debt expenses increased by $0.5 million during the three months ended October 31, 1999 as compared to the comparable period for the prior fiscal year. For the six months ended October 31, 1999 sales expenses decreased $0.5 million as the result of the shift in focus to the Unify eWave product line; marketing expense increased $0.5 million as a result of the new product promotion; general and administrative expenses increased $0.5 and bad debt expenses were increased by $1.2 million when compared to the same six months period for fiscal 1999. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

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

Liquidity and Capital Resources

    At October 31, 1999, the Company had cash, cash equivalents and short-term investments of $13.4 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $8.0 million at October 31, 1999 from $12.3 million at April 30, 1999.

    The Company's operating activities generated cash of $2.9 million during the six months ended October 31, 1999, as a result of increases in deferred revenue and accrued liabilities of $2.8 million and a decreases in accounts recievable of $3.7 million partially offset by operating losses of $3.7 million for the first six months of fiscal 2000. Accounts receivable decreased by $3.7 million of which $1.5 million was achieved through the sale of receivables without recourse. Increases in accrued liabilities was due primarily to accrued software and developmental costs. Investing activities during the period reduced cash by $0.3 million, consisting principally of investments in and purchase of other assets and equipment of $1.7 million partially offset with funds provided from the net sale of available-for-sale securities of $1.4 million. Cash provided by financing activities during the period was $.8 million, which primarily represents the issuance of common stock under the Company's stock option and stock purchase plan of $0.7 million.

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

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Disclosures about Market Rate Risk
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K