Form 10-Q/A
period 2000-01-31
UNIFY CORP
filed 2001-05-15
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 2

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2000

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807

UNIFY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2710559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

    The Company filed its Form 10-K for fiscal year ended April 30, 2000 on December 22, 2000. On January 30, 2001, Unify filed amended Quarterly Reports on Forms 10-Q/A for the fiscal quarters ended July 31, 1999, October 31, 1999 and January 31, 2000. As a result of the Company's conclusion that its financial statements for the fiscal year ended April 30, 2000 and earlier years were not materially misstated as a result of adjustments relating to transactions in 1999 and earlier years not being made in those years, such adjustments were not reflected in the Company's financial statements contained in such Form 10-K and Form 10-Q/As. Subsequently, in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K and Form 10-Q/As for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the consolidated financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. A summary of the effects of the restatement is presented in Notes 16 and 18 to the consolidated financial statements included in the Company's form 10-K/A for the year ended April 30, 2000, a summary of the effects of the restatement on the financial statements for the three and nine months period ended January 31, 2000 and 1999 is presented in Note 1.

UNIFY CORPORATION
FORM 10-Q

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2000 (Restated) and April 30, 1999	4
	Unaudited Condensed Consolidated Statements of Operations (Restated) for the three and nine months ended January 31, 2000 and 1999	5
	Unaudited Condensed Consolidated Statements of Cash Flows (Restated) for the nine months ended January 31, 2000 and 1999	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Disclosure about Market Rate Risk	16
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURE		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	January 31, 2000	April 30, 1999
	(As Restated -see Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,529	$5,315
Investments	3,669	6,072
Accounts receivable, net	4,108	9,207
Prepaid expenses and other current assets	710	748

Total current assets	20,016	21,342
Property and equipment, net	1,097	1,417
Other investments	550
Other assets	1,083	192

Total assets	$22,746	$22,951

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,160	$1,152
Notes payable to minority interest stockholders	475	608
Accrued compensation and related expenses	1,604	1,650
Other accrued liabilities	3,416	1,584
Deferred revenue	5,624	4,012

Total current liabilities	12,279	9,006
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	55,290	54,123
Note receivable from stockholder	(52)	(125)
Accumulated other comprehensive loss	(799)	(643)
Accumulated deficit	(43,981)	(39,419)

Total stockholders' equity	10,467	13,945

Total liabilities and stockholders' equity	$22,746	$22,951

See accompanying notes to unaudited condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	1999	2000	1999
	(As Restated -see Note 1)	(As Restated -see Note 1)	(As Restated -see Note 1)	(As Restated -see Note 1)
Revenues:
Software licenses	$3,089	$5,126	$9,939	$13,835
Services	2,165	2,542	6,527	7,089

Total revenues	5,254	7,668	16,466	20,924

Cost of revenues:
Software licenses	222	172	661	634
Services	772	1,088	3,030	3,215

Total cost of revenues	994	1,260	3,691	3,849

Gross margin	4,260	6,408	12,775	17,075

Operating expenses:
Product development	1,562	1,457	4,845	4,390
Selling, general and administrative	3,546	3,849	12,549	11,108

Total operating expenses	5,108	5,306	17,394	15,498

Income (loss) from operations	(848)	1,102	(4,619)	1,577
Other income, net	78	42	328	138

Income (loss) before income taxes	(770)	1,144	(4,291)	1,715
Provision for income taxes	74	72	271	160

Net income (loss)	$(844)	$1,072	$(4,562)	$1,555

Net income (loss) per share:
Basic	$(0.05)	$0.06	$(0.26)	$0.09

Diluted	$(0.05)	$0.06	$(0.26)	$0.09

Shares used in computing net income (loss) per share:
Basic	18,143	17,046	17,715	16,988

Diluted	18,143	18,710	17,715	18,176

See accompanying notes to unaudited condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2000	1999
	(As restated -see Note 1)	(As restated -see Note 1)
Cash flows from operating activities:
Net income (loss)	$(4,562)	$1,555
Reconciliation of net income (loss) to net cash provided by (used in) in operating activities:
Depreciation	740	826
Changes in operating assets and liabilities:
Accounts receivable, net	5,117	(1,744)
Prepaid expenses and other current assets	33	113
Accounts payable	(13)	(65)
Notes payable to minority interest stockholders	(203)	(212)
Accrued compensation and related expenses	(51)	(521)
Other accrued liabilities	1,929	(166)
Deferred revenue	1,497	62

Net cash provided by (used in) operating activities	4,487	(152)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,669)	(2,300)
Sales of available-for-sale securities	6,072	3,460
Purchases of property and equipment	(418)	(450)
Increase in other investments	(550)	—
Other assets	(874)	12

Net cash provided by investing activities	561	722

Cash flows from financing activities:
Principal payments under debt obligations	—	(22)
Proceeds from issuance of common stock, net	1,167	547
Repurchase of common stock	—	(159)
Accrual of interest on notes receivable from stockholder	—	(8)
Collection of note receivable from stockholder, net of interest receivable	74	75

Net cash provided by financing activities	1,241	433

Effect of exchange rate changes on cash	(75)	(27)

Net increase in cash and cash equivalents	6,214	976
Cash and cash equivalents, beginning of period	5,315	5,279

Cash and cash equivalents, end of period	$11,529	$6,255

Supplemental cash flow information:
Cash paid during the period for:
Interest	$63	$108

Income taxes	$152	$68

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

    Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the condensed consolidated financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. As a result, the accompanying unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2000, 1999 have been restated to give effect to those adjustments applicable to those interim periods.

    The following summarizes the significant effects of the restatement on the unaudited condensed consolidated financial statements as of January 31, 2000 and for the three and nine month periods ended January 31, 2000 and 1999:

	Three Months Ended January 31,
	2000		1999
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
Unaudited Condensed
Consolidated Statements of Operation
Revenues:
Software licenses	$2,988	$3,089	$5,343	$5,126
Services	$2,003	$2,165	$2,734	$2,542

Total revenues	$4,991	$5,254	$8,077	$7,668

Gross margin	$3,997	$4,260	$6,817	$6,408
Selling, general and administrative expense			$3,933	$3,849
Other income, net			$53	$42
Net income (loss)	$(1,107)	$(844)	$1,408	$1,072
Basic Earnings (Loss) per share	$(0.06)	$(0.05)	$0.08	$0.06
Diluted Earnings (loss) per share	$(0.06)	$(0.05)	$0.08	$0.06
	Nine Months Ended January 31,
	2000		1999
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
Unaudited Condensed
Consolidated Statements of Operation
Revenues:
Software licenses	$9,676	$9,939	$14,311	$13,835
Services	$6,211	$6,527	$7,626	$7,089

Total revenues	$15,887	$16,466	$21,937	$20,924

Cost of services	$3,044	$3,030
Gross margin	$12,182	$12,775	$18,088	$17,075
Selling, general and administrative expense	$11,646	$12,549	$11,192	$11,108
Other income, net	$650	$328	$176	$138
Net income (loss)	$(3,930)	$(4,562)	$2,522	$1,555
Basic Earnings (Loss) per share	$(0.22)	$(0.26)	$0.15	$0.09
Diluted Earnings (loss) per share	$(0.22)	$(0.26)	$0.14	$0.09

	January 31, 1999
	As Previously Reported	As Restated
Unaudited Condensed
Consolidated Balance Sheets
Assets
Accounts receivable, net
Prepaid expenses and other current assets
Other assets	$1,064	$1,083
Total assets	$22,727	$22,746
Liabilities
Accounts payable
Other accrued liabilities	$3,417	$3,416
Deferred revenue	$5,559	$5,624
Minority interest
Stockholders' Equity
Accumulated other comprehensive loss	$(777)	$(799)
Accumulated Deficit	$(43,958)	$(43,981)
Total stockholders' equity	$10,512	$10,467
Total liabilities and stockholders' equity	$22,727	$22,746

Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 2000 as filed with the SEC on April 27, 2001.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	1999	2000	1999
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$(844)	$1,072	$(4,562)	$1,555

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	18,143	17,046	17,715	16,988
Effect of dilutive securities (stock options)	—	1,664	—	1,188

Weighted average shares of common stock outstanding, diluted	18,143	18,710	17,715	18,176

Per Share Amount:
Net income (loss) per share, basic	$(0.05)	$0.06	$(0.26)	$0.09
Effect of dilutive securities (stock options)	—	—	—	—

Net income (loss) per share, diluted	$(0.05)	$0.06	$(0.26)	$0.09

Antidilutive Shares:	1,598	0	1,597	44

4. Comprehensive Income (Loss)

    The Company's total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	1999	2000	1999
Net income (loss)	$(844)	$1,072	$(4,562)	$1,555
Foreign currency translation	(42)	(32)	(156)	(73)

Total comprehensive income (loss)	$(886)	$1,040	$(4,718)	$1,482

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

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K/A for the fiscal years ended April 30, as filed with the SEC on April 27, 2001.

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

    Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 2000, and in connection with comments by the Staff of the Securities and Exchange Commission (the "Staff") relating to the Staff's review of the Company's Form 10-K for the year ended April 30, 2000, the Company and the Staff had extensive communications regarding the materiality of the adjustments relating to transactions in 1999 and earlier years referred to above. Following such communications, management determined that the Company would record the adjustments in the applicable years. Accordingly, the financial statements for the fiscal years ended April 30, 2000, 1999 and 1998 have been restated from amounts previously reported to reflect those adjustments. The significant effects of the restatement on the unaudited condensed consolidated financial statements as of January 31, 2000 and for the three and nine month periods ended January 31, 2000 and 1999 are summarized in Note 1. The information in Management's Discussion and Analysis of Financial Condition and Results of Operations as presented herein has been revised to reflect the effects of the restatement.

Revenues

    The Company's strategy is to market and enhance its e-commerce and Internet products. The Company also generates significant revenues from services, including customer maintenance, consulting and training.

    Total revenue for the third quarter ended January 31, 2000 decreased $2.4 million (31%) to $5.2 million from $7.7 in the third quarter ended January 31, 1999. Total revenue for the nine months ended January 31, 2000 decreased $4.5 million (21%) to $16.5 million from $20.9 for the nine months ended January 31, 1999.

    The decrease in total revenues was primarily driven by software license revenues, which decreased by 40%, or $2.0 million for the three months ended January 31, 2000, and 28% or $3.9 million for the nine months period ended January 31, 2000 as compared to the same periods in the prior fiscal year. The decrease was primarily related to the Company's shift in focus from its client/server product line to its Unify eWave product line, for which the revenues to date have not met expectations. As the Company emphasized the sale and marketing of the Unify eWave product line, the Unify VISION and client-server software license revenues also declined further.

    Service revenue for the third quarter ended January 31, 2000 decreased $0.4 million (15%) to $2.2 million from $2.6 for the same quarter in fiscal 1999. Total service revenue for the nine months ended January 31, 2000 decreased $0.6 million (8%) to $6.5 million from $7.1 for the nine months ended January 31, 1999. Maintenance revenues remained flat for the three month and nine month periods at $1.9 million and $5.3 million, respectively, compared to the same periods during the prior fiscal year. With the reduction in sales, new maintenance orders decreased, impacting the generation of addition revenues in this area. Consulting revenues were down 28% for the nine months ended January 31, 2000, however for the three months ended January 31, 2000 consulting revenues increased $0.1 million (46%). The cumulative impact of the decrease reflects the reduction in sales for the first six months of fiscal 2000.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 57% and 47% of total revenues in the quarters ended January 31, 2000 and 1999 respectively, and 57% and 52% for the comparative nine months period ended January 31, 2000 and 1999, respectively.

Cost of Revenues

    Total cost of revenue for the third quarter ended January 31, 2000 decreased 21% from the cost reported during the third quarter ended January 31, 1999. Total cost of revenue for the nine months ended January 31, 2000 decreased 4% when compared to the same period in the prior year.

    Cost of software licenses represented 7% of software license revenues for the three and nine month periods ended January 31, 2000 and comparable to the absolute dollar cost of software licenses in the same periods of the prior year. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services decreased 29%, and 6%, respectively, for the three and nine months period ended January 31, 2000 when compared to the same two periods of the prior year. The costs associated with training and consulting were primarily responsible for the decrease in the third quarter, as the Company required less contract labor as a result of reduced revenues.

Product Development

    Product development expenses for the quarters ended January 31, 2000 and 1999 were comparable, with a slight increase during fiscal 2000, at $1.6 million and $1.5 million, respectively. Product development expenses for the nine months ended January 31, 2000 and 1999 were also comparable with a slight increase during fiscal 2000, at $4.8 million and $4.4 million, respectively. The increases in product development expenses is the result of the development of the Unify eWave family of products and the resources required to maintain and support this product line. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 2000 decreased to $3.5 million, or 67% of total revenues, as compared to $3.8 million, or 50% of total revenues, for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 2000 increased to $12.5 million, or 76% of total revenues, as compared to $11.1 million, or 53% of total revenues, for the same periods of the prior year. The major components of SG&A for the third quarter of fiscal 2000 were sales expenses of $2.2 million, marketing expenses of $0.7 million, general and administrative of $0.6 million. Sales expenses decreased $0.2 million when compared to the same quarter of the prior fiscal year, as a result of the shift in focus to the Unify eWave product line which had not been fully implemented in the first quarter. This expense decrease was partially offset by an increase in marketing expense of $0.2 million as a result of this new product promotion. General and administrative expenses decreased less than $0.1 million for the third quarter of fiscal 2000 as compared to the same quarter of fiscal 1999. On a year to date basis for the nine months ended January 31, 2000 sales expenses decreased $0.7 million as a result of the shift in focus to the Unify eWave product line; marketing expense increased $0.7 million as a result of the new Unify eWave promotion; general and administrative expenses decreased $0.5 million and bad debt expenses increased by $0.5 million when compared to the same nine months period for fiscal year 1999. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

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

Liquidity and Capital Resources

    At January 31, 2000, the Company had cash, cash equivalents and short-term investments of $15.2 million, compared to $11.4 million at April 30, 1999. Working capital decreased to $7.7 million at January 31, 2000 from $12.3 million at April 30, 1999.

    The Company's operating activities generated cash of $4.5 million during the nine months ended January 31, 2000, as a result of increases in deferred revenue of $1.5 million and increases in other accrued liabilities of $1.9 million, and accounts receivable of $5.1 million, offset by operating losses of $4.6 million for the fist nine months of fiscal year 2000. Accounts receivable decreased by $5.1 million of which $2.8 million was achieved through the sale of receivables without recourse. Increases in other liabilities were due primarily to accrued software and developmental costs. Investing activities during the period generated cash of $0.6 million, consisting principally of net sales of available-for-sale securities of $2.4 million of which $1.4 million was used to acquire other investments and developed software. Cash provided by financing activities during the period was $1.2 million, which represented proceeds the issuance of common stock under the Company's stock option and stock purchase plan of $1.2 million.

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
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE