Form 10-Q
period 2000-07-31
UNIFY CORP
filed 2001-08-03
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2000

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

19,976,647 shares of Common Stock, $0.0005 par value, as of June 30, 2001

UNIFY CORPORATION
FORM 10-Q

Item 1. Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2000	April 30, 2000
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$7,324	$7,407
Restricted cash	118	118
Investments	100	3,669
Accounts receivable, net	4,403	5,313
Prepaid expenses and other current assets	807	834

Total current assets	12,752	17,341

Property and equipment, net	1,054	1,033
Other investments	3,370	3,370
Other assets	456	48

Total assets	$17,632	$21,792

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$961	$1,125
Other accrued liabilities	2,195	3,075
Accrued compensation and related expenses	1,348	1,412
Note payable to minority interest stockholders	458	471
Deferred revenue	5,429	5,423

Total current liabilities	10,391	11,506

Stockholders' equity:
Common stock	9	9
Additional paid-in capital	58,813	58,272
Accumulated other comprehensive loss	(829)	(892)
Accumulated deficit	(50,752)	(47,103)

Total stockholders' equity	7,241	10,286

Total liabilities and stockholders' equity	$17,632	$21,792

(1)
Derived from the audited consolidated financial statements for the year ended April 30, 2000.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2000	1999
Revenues:
Software licenses	$1,487	$3,158
Services	1,363	2,235

Total revenues	2,850	5,393

Cost of revenues:
Software licenses	210	229
Services	1,202	1,129

Total cost of revenues	1,412	1,358

Gross margin	1,438	4,035

Operating expenses:
Product development	1,616	1,564
Selling, general and administrative	3,188	4,909
Special charges	370	—

Total operating expenses	5,174	6,473

Loss from operations	(3,736)	(2,438)
Other income, net	100	128

Loss before provision for income taxes	(3,636)	(2,310)
Provision for income taxes	13	101

Net loss	$(3,649)	$(2,411)

Net loss per share:
Basic	$(0.19)	$(0.14)

Diluted	$(0.19)	$(0.14)

Shares used in computing net loss per share:
Basic	18,880	17,501

Diluted	18,880	17,501

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2000	1999
Cash flows from operating activities:
Net loss	$(3,649)	$(2,411)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation	207	266
Changes in operating assets and liabilities:
Accounts receivable	1,072	2,579
Prepaid expenses and other current assets	17	68
Accounts payable	(153)	(97)
Accrued compensation and related expenses	(58)	(304)
Other accrued liabilities	(868)	579
Deferred revenue	(93)	530

Net cash provided by (used in) operating activities	(3,525)	1,210

Cash flows from investing activities:
Purchases of available-for-sale securities	(100)	(3,663)
Maturities/sales of available-for-sale securities	3,669	6,072
Purchases of property and equipment	(229)	(140)
Other assets	(383)	(14)

Net cash provided by investing activities	2,957	2,255

Cash flows from financing activities:
Proceeds from issuance of common stock, net	540	316
Note payable to minority interest stockholders	—	(105)
Collection of note receivable from stockholder	—	24

Net cash provided by financing activities	540	235

Effect of exchange rate changes on cash	(55)	(22)

Net increase (decrease) in cash and cash equivalents	(83)	3,678
Cash and cash equivalents, beginning of period	7,407	5,197

Cash and cash equivalents, end of period	$7,324	$8,875

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2	$38

Income taxes	$13	$123

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Basis of Presentation

    The condensed consolidated financial statements have been prepared by Unify Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and the amended Annual Report on Form 10-K/A for the fiscal year ended April 30, 2000 as filed with the SEC.

Reclassifications

    Certain items in the fiscal 2000 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation. These reclassifications had no effect on net loss or stockholders' equity (deficit).

2.  Results of Operations and Management's Plan

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three month period ended July 31, 2000, the Company incurred a net loss of $3,649,000 and has an accumulated deficit of $50,752,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000 and has an accumulated deficit of $59,434,000 as of April 30, 2001. The Company experienced a decline in revenues and incurred significant special charges as a result of the Audit Committee's investigation, discussed in Note 6, and may continue to incur significant expenses in defense of the litigation. These factors indicate that the Company may potentially be unable to continue as a going concern.

    The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue to generate sufficient cash flows to meet its obligations on a timely basis, the ability to continue to work with key vendors to accept payment terms for certain payables, to obtain additional financing or refinancing as may be required, and ultimately to return to profitability and significant positive cash flows. Management has realigned the Company's operations including a reduction of its workforce during the second quarter of fiscal 2001. Management plans to grow revenues, increase the investment in marketing while aggressively controlling costs, and seek additional financing that is acceptable to the Company. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.  Acquisitions and Divestitures

    In June 2000, the Company acquired privately-held Unify InterAmerica, the Company's master distributor in Latin America. The acquisition was in support of Unify's strategy to rapidly expand into the growing Latin America e-commerce market. After review of this strategy by the Company's new management, the Company determined Latin America was currently not a strategic market. In September 2000, the original stockholders agreed to repurchase Unify InterAmerica, which resulted in the Company recording a loss of approximately $400,000.

4.  Earnings Per Share

    SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal years 2001 and 2000 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2000	1999
Net Loss (Numerator):
Net loss, basic and diluted	$(3,649)	$(2,411)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	18,880	17,501

Weighted average shares of common stock outstanding, diluted	18,880	17,501

Per Share Amount:
Net loss per share, basic	$(0.19)	$(0.14)

Net loss per share, diluted	$(0.19)	$(0.14)

Antidilutive Shares:	1,027	1,637

5.  Comprehensive Loss

    The Company's total comprehensive loss for the periods shown was as follows:

	Three Months Ended July 31,
	2000	1999
Net loss	$(3,649)	$(2,411)
Foreign currency translation	24	(40)
Unrealized holding gain arising during period	39	—

Total comprehensive loss	$(3,586)	$(2,451)

6.  Special Charges

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three month period ended July 31, 2000 of $370,000 and $3,356,000 for the year ended April 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under "Volatility of Stock Price and General Risk Factors Affecting Quarterly Results" and in the Company's Annual Report on Form 10-K under "Business—Risk Factors." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and Form 10-K/A for the fiscal year ended April 30, 2000 as filed with the SEC.

Results of Operations

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. In July 2000, in connection with the ongoing investigation, the Company placed its former chief executive officer and its former chief financial officer on administrative leave, and in November 2000, the Company terminated its former chief executive officer and its former chief financial officer resigned. As a result of this financial reporting investigation, the Company incurred significant costs related to the investigation itself, legal expenses and additional auditing costs. Prior to the investigation, the majority of the U.S. based sales team resigned or were terminated which had a significant negative impact on the Company's revenues in the first and second quarters of fiscal 2001.

    The Company develops, markets and supports database and application development and deployment software and services. Unify's products ensure companies are able to better compete by enabling them to quickly and cost-effectively implement successful business solutions. Whether a company is developing database, client/server or e-commerce applications, or just wants to take existing applications to the Web, Unify's products and services help companies solve some of their biggest IT challenges. Unify's software addresses these challenges by increasing developer productivity and by allowing customers to deliver applications with a low total cost of ownership in the application product life cycle.

Revenues

    Total revenues for the quarter ended July 31, 2000 decreased 46% over the same quarter of the prior year to $2.9 million. The decrease during the first three months of fiscal 2001 was primarily due to the resignation or termination of a majority of the U.S. sales team, the distractions caused by the

Audit Committee's investigation, and customer concerns over the Company's financial reporting issues that were announced in July 2000. The decrease in total revenues was largely driven by license revenues which decreased by $1.7 million to $1.5 million in the first quarter of fiscal 2001 which was 53% lower as compared with the same quarter of the prior year.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 57% and 59% of total revenues in the quarters ended July 31, 2000 and 1999 respectively.

Cost of Revenues

    Total cost of revenues as a percentage of total revenues increased from 25% in the first quarter of fiscal 2000 to 50% for the first quarter of fiscal 2001.

    In absolute dollars, cost of software licenses decreased by 8% in the first quarter of 2001 as compared to the same period of fiscal 2000. Software license revenue had decreased by 53% as compared to the same period of 2000. This mismatch in revenues and expenses is the result of differences between revenue recognition and the recording of expenses, which for the most part are fixed as period costs.

    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services increased 6% over the same period in fiscal 2000 to $1.2 million. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues.

Product Development

    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses remained flat at $1.6 million for the first three month period of fiscal 2001 as compared to the comparative three month period of fiscal 2000. Product development for the first three month of fiscal 2000 had increased 8% over the same period of fiscal 1999 primarily as the result of the design and development of the Unify eWave family of products and the resources required to maintain and support this product line. During the first quarter of fiscal 2001, as a result of the distractions caused by the investigation, the Company put on hold the development of additional new product lines. The Company believes that a substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 2000 decreased 35% to $3.2 million, or 110% of total revenues, as compared to $4.9 million, or 91% of total revenues, for the same quarter of the prior year. The major components of SG&A for the first three months of fiscal 2001 were sales expenses of $1.5 million, marketing expenses of $0.5 million, general and administrative of $0.8 million and bad debt expenses of $0.4 million. Sales expenses, salaries and commissions, decreased $0.5 million as a result of the resignation or termination of a large portion of the U.S. based sales team, and the decrease in commissions as a result of declining sales during the first quarter of fiscal 2001 as compared to fiscal 2000. Marketing expenses decreased by $0.2 million during the same two comparative periods. General and administrative expenses decreased $0.6 million, from $1.4 million during the same period in fiscal 2000, primarily as a result of the normal operation of the Company and the quarter to quarter fluctuations that occurs throughout the year. As a result of management's continuing evaluation process, the performance and quality of its outstanding receivables has improved, and as a result, the bad debt expenses decreased by $0.4 million during the three month ended July 31, 2000 as compared to the comparable period for the prior fiscal year. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Special Charges

    In July 2000, Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three month period ended July 31, 2000 of $370,000.

Provision for Income Taxes

    The Company recorded tax provisions for the quarters ended July 31, 2000 and 1999 related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

Liquidity and Capital Resources

    At July 31, 2000, the Company had cash, cash equivalents and short-term investments of $7.5 million, compared to $11.2 million at April 30, 2000. Working capital decreased to $2.4 million at July 31, 2000 from $5.8 million at April 30, 2000.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the three month period ended July 31, 2000, the Company incurred a net loss of $3,649,000 and had an accumulated deficit of $50,752,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, and has an accumulated deficit of $59,434,000 as of April 30, 2001. Additionally, the Company has experienced a decline in revenues and, as a result of the Audit Committee's investigation and shareholder litigation, has incurred and may continue to incur a significant increase in expenses. The Company believes that it may need additional financing to meet cash requirements for its operation, and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may potentially be unable to continue as a going concern.

    The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue to generate sufficient cash flows to meet its obligations on a timely basis, the ability to continue to work with key vendors to accept payment terms for certain payables, to obtain additional financing or refinancing as may be required, and ultimately to return to profitability and significant positive cash flows. Management has realigned the Company's operations including a reduction of its workforce during the second quarter of fiscal 2001. Management plans to grow revenues, increase the investment in marketing, while aggressively controlling costs, and seek additional financing that is acceptable to the Company. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. The Company's ability to obtain additional financing on acceptable terms may be adversely affected by the delisting of the Company's Common Stock from the NASDAQ National Market. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly reduce its operations. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders.

    The Company's operating activities resulted in a decrease in cash of $3.5 million during the three months ended July 31, 2000, as compared to an increase of $1.2 million for the same period in the prior year. The decrease in cash provided by operating activities for the first quarter of fiscal 2001 was primarily from a net operating loss of $3.6 million, and decreases in other accrued liabilities and deferred revenues of $1.0 million, partially offset by decreases in accounts receivable and prepaid expenses of $1.1 million. Investing activities during the period generated cash of $3.0 million, consisting principally of net sales of available-for-sale securities of $3.6 million of which $0.2 million was used for the purchase of equipment and $0.4 million was used for the acquisition of other assets, primarily the purchase of Unify InterAmerica for $0.3 million. Cash provided by financing activities during the period was $0.5 million, which represented proceeds from the issuance of common stock under the Company's stock option and stock purchase plans.

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

    The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's or its competitors' operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in the Company' senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.

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

    Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for Internet and e-commerce application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected. The Company also expects that its operating results will be affected by seasonal trends, also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Item 3. Disclosures about Market Rate Risk

    Interest Rate Risk.  The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $7.4 million at July 31, 2000. The securities in the Company's investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Investments totaled $0.1 million at July 31, 2000 and there were no material realized or unrealized gains or losses on investments during the first quarter of fiscal 2001. Unify does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. The Company's investments at July 31, 2000 consisted of $0.1 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 2000, the fair value of the Company's cash equivalents and investments would change by an insignificant amount.

    Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At July 31, 2000, the Company had $0.3 million, $0.1 million and $0.9 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

    Beginning on July 1, 2000 and through October 2000, a series of class action complaints were filed in the U.S. District Court for the Northern District of California, against Unify and certain of its directors and former officers. The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company's Common Stock during periods specified in the complaint. These actions have been consolidated and the court has selected lead plaintiffs' counsel. In April 2001, the United States district court stayed the consolidated actions, pursuant to the stipulation of the parties, until June 2001, to give the parties an opportunity to mediate the dispute in conjunction with other litigation discussed below.

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

    In February and April 2001, two alleged institutional investors filed actions in U.S. District Court for the Northern District of California against the Company and its former chief executive officer and former chief financial officer alleging violations of federal securities laws. The complaint alleges the same conduct and concerns generally the same time period as that alleged in the shareholder class actions discussed above. The Company intends to seek mediation of these disputes with the other pending litigation arising from the same alleged facts and circumstances.

    In June 2001, the Company participated in a day long mediation of the litigation discussed above. While the matters were not resolved during that day, the mediator is continuing in his mediation efforts with the encouragement of the Company and it remains the goal of the Company to resolve all of the litigation. In July 2001, the Company determined that a global settlement was likely and the estimated costs to settle such lawsuits have been accrued as of April 30, 2001. However, there can be no assurance that the proposed global settlement will be approved by federal and state courts or that such complaints discussed above will be resolved without costly litigation, or in a manner that is not adverse to the Company's financial position, results of operations or cash flows.

    The Company has become aware that the SEC and the Department of Justice are conducting investigations into the facts and circumstances surrounding the Company's restatement of its quarterly financial statements and other matters. The Company is fully cooperating with the investigations.

Item 5. Other Information

Adverse Effects of the Uncertainty About the Company's Ability to Continue as a Going Concern and Pending Litigation

    The matters raising doubt about the ability of the Company to continue as a going concern as discussed in Note 2 to the condensed consolidated financial statements and Item 2, and the pending litigation discussed above, may have an adverse effect on the Company's future sales and its ability to attract and retain qualified personnel. The Company's products are typically used to develop applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's larger business process re-engineering initiative or implementation of enterprise network or Internet computing. Customers may be unwilling to build their computing environment around the Company's products, or devote the time and resources necessary to install and configure such products because there is doubt about the Company's ability to continue supporting its products in the future. Moreover, the Company may encounter increasing employee turnover as a result of the Company's current circumstances.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended July 31, 2000.

UNIFY CORPORATION
SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2001	Unify Corporation (Registrant)

By:
/s/ DAVID H. ADAMS David H. Adams
Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

UNIFY CORPORATION FORM 10-Q
INDEX
  Item 1. Financial Statements
UNIFY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
UNIFY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
UNIFY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
UNIFY CORPORATION SIGNATURE