Form 10-Q
period 2000-10-31
UNIFY CORP
filed 2001-08-03
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2000

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

UNIFY CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2000	April 30, 2000
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,933	$7,407
Restricted cash	118	118
Investments	100	3,669
Accounts receivable, net	4,029	5,313
Prepaid expenses and other current assets	669	834

Total current assets	6,849	17,341
Property and equipment, net	959	1,033
Other investments	5,550	3,370
Other assets	281	48

Total assets	$13,639	$21,792

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,475	$1,125
Other accrued liabilities	2,958	3,075
Accrued compensation and related expenses	1,586	1,412
Note payable to minority interest stockholders	551	471
Deferred revenue	4,443	5,423

Total current liabilities	11,013	11,506
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	58,813	58,272
Accumulated other comprehensive loss	(869)	(892)
Accumulated deficit	(55,327)	(47,103)

Total stockholders' equity	2,626	10,286

Total liabilities and stockholders' equity	$13,639	$21,792

(1)
Derived from the audited consolidated financial statements for the year ended April 30, 2000.

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
Revenues:
Software licenses	$1,850	$3,692	$3,337	$6,850
Services	1,712	2,127	3,075	4,362

Total revenues	3,562	5,819	6,412	11,212

Cost of revenues:
Software licenses	106	210	316	439
Services	685	1,129	1,887	2,258

Total cost of revenues	791	1,339	2,203	2,697

Gross margin	2,771	4,480	4,209	8,515

Operating expenses:
Product development	1,596	1,719	3,212	3,283
Selling, general and administrative	3,210	4,094	6,398	9,003
Special charges	2,168	—	2,538	—

Total operating expenses	6,974	5,813	12,148	12,286

Loss from operations	(4,203)	(1,333)	(7,939)	(3,771)
Other income (expense), net	(358)	122	(258)	250

Loss before provision for income taxes	(4,561)	(1,211)	(8,197)	(3,521)
Provision for income taxes	14	96	27	197

Net loss	$(4,575)	$(1,307)	$(8,224)	$(3,718)

Net loss per share:
Basic	$(0.24)	$(0.07)	$(0.43)	$(0.21)

Diluted	$(0.24)	$(0.07)	$(0.43)	$(0.21)

Shares used in computing net loss per share:
Basic	18,938	17,767	18,909	17,811

Diluted	18,938	17,767	18,909	17,811

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2000	1999
Cash flows from operating activities:
Net loss	$(8,224)	$(3,718)
Reconciliation of net loss to net cash provided by (used in) in operating activities:
Depreciation	443	496
Changes in operating assets and liabilities:
Accounts receivable, net	1,128	3,767
Prepaid expenses and other current assets	147	34
Accounts payable	369	(259)
Accrued compensation and related expenses	223	(73)
Other accrued liabilities	(74)	2,285
Deferred revenue	(846)	561

Net cash provided by (used in) operating activities	(6,834)	3,093

Cash flows from investing activities:
Purchases of available-for-sale securities	(100)	(4,713)
Sales of available-for-sale securities	3,669	6,072
Purchases of property and equipment	(380)	(313)
Increase in other assets	(2,180)	—
Other assets	(201)	(1,392)

Net cash provided by (used in) investing activities	808	(346)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	541	729
Note payable to minority interest stockholders	94	(109)
Collection of note receivable from stockholder	—	49

Net cash provided by financing activities	635	669

Effect of exchange rate changes on cash	(83)	(65)

Net increase (decrease) in cash and cash equivalents	(5,474)	3,351
Cash and cash equivalents, beginning of period	7,407	5,197

Cash and cash equivalents, end of period	$1,933	$8,548

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2	$27

Income taxes	$13	$254

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The condensed consolidated financial statements have been prepared by Unify Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal years ended April 30, 2001 and the amended Annual Report on Form 10-K/A for the fiscal year ended April 30 2000 as filed with the SEC.

Reclassifications

    Certain items in the fiscal 2000 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation. These reclassifications had no effect on net loss or stockholders' equity (deficit).

2. Results of Operation and Management's Plan

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the six month period ended October 31, 2000, the Company incurred a net loss of $8,224,000 and has an accumulated deficit of $55,327,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000 and has an accumulated deficit of $59,434,000 as of April 30, 2001. The Company experienced a decline in revenues and incurred significant special charges as a result of the Audit Committee's investigation, discussed in Note 6, and may continue to incur significant expenses in defense of the litigation. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

4. Other investments

    Other investments represents common stock in three closely held technology companies. The Company's ownership interest in each company is less than 10% (in thousands):

	October 31, 2000	April 30, 2000
Arrango Software International, Inc.	$500	$500
Ichatterbox, Inc.	50	50
Evergreen Internet, Inc.	5,000	2,820

	$5,550	$3,370

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

5. Note Payable to Minority Interest Stockholders

    In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with Sumitomo Metals Industries, Ltd. ("SMI"). The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at October 31, 2000), and is secured by the assets of Unify Japan. In September 2000, this loan was extended for an additional year with a guarantee letter from SMI. The balance of the loan was 60 million yen at October 31, 2000.

6. Earnings Per Share

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
Net Loss (Numerator):
Net loss, basic and diluted	$(4,575)	$(1,307)	$(8,224)	$(3,718)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	18,938	17,767	18,909	17,811

Weighted average shares of common stock outstanding, diluted	18,938	17,767	18,909	17,811

Per Share Amount:
Net loss per share, basic	$(0.24)	$(0.07)	$(0.43)	$(0.21)

Net loss per share, diluted	$(0.24)	$(0.07)	$(0.43)	$(0.21)

Antidilutive Shares:	941	1,557	941	1,557

7. Comprehensive Loss

    The Company's total comprehensive loss for the periods shown was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
Net loss	$(4,575)	$(1,307)	$(8,224)	$(3,718)
Foreign currency translation	(40)	(74)	(16)	(114)
Unrealized holding gain arising during period	—	—	39	—

Total comprehensive loss	$(4,615)	$(1,381)	$(8,201)	$(3,832)

6. Special Charges

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three and six month periods ended October 31, 2000 of $2,168,000 and $2,538,000 respectively. As of April 30, 2001 the Company had incurred total charges of $3,356,000.

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

Revenues

    Total revenue for the three months ended October 31, 2000 decreased $2.2 million (38%) to $3.6 million from $5.8 million for the three months ended October 31, 1999. Total revenue for the six months ended October 31, 2000 decreased $4.8 million (43%) to $6.4 million from $11.2 for the six months ended October 31, 1999.

    Software license revenues represented the majority of the decrease in total revenues with a 50% decrease for the three months ended October 31, 2000 and a 51% decrease for the six months ended October 31, 2000 as compared to the same periods in the prior fiscal year. The decrease during the first three and six months of fiscal 2001 was primarily due to the resignation or termination of a majority of the U.S. sales team, the distractions caused by the Audit Committee's investigation and customer concerns over the Company's financial reporting issues that were announced in July 2000.

    Total service revenue for the second quarter ended October 31, 2000 decreased $0.4 million (19%) to $1.7 million from $2.1 for the same quarter in fiscal 2000. Total service revenue for the six months ended October 31, 2000 decreased $1.3 million (30%) to $3.1 million from $4.4 for the six months ended October 31, 1999. The maintenance revenues portion decreased for the three and six months period by 6% and 13% from the prior comparative periods. This reduction in maintenance revenues was reflected in the decrease in initial maintenance orders in conjunction with the reductions of product sales.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 44% and 51% of total revenues in the quarters ended October 31, 2000 and 1999 respectively, and 49% and 55% for the comparative six months period ended October 31, 2000 and 1999.

Cost of Revenues

    Total cost of revenue for the second quarter ended October 31, 2000 decreased $0.5 million (38%) over the cost reported during the second quarter ended October 31, 1999. Total cost of revenue for the six months ended October 31, 2000 decreased $0.5 million (19%) when compared to the same period in the prior year. The decrease in cost of revenues was primarily in cost of services for the three month period ended October 31, 2000.

    Cost of software licenses represented 6% of software license revenues for the three months ended October 31, 2000 and 9% of software licenses for the six months ended October 31, 2000 and were comparable to cost of software licenses to software license revenues in the same periods of the prior year.

    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services for the three and six months ended October 31, 2000 decreased 39% and 16% compared to the same periods of the prior year. The decrease was primarily the result of staff reductions initiated during the three month period ended October 31, 2000. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues, however, when cost reductions are implemented they tend to have an incremental effect on total costs.

Product Development

    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses for the quarters ended October 31, 2000 and 1999 were comparable at $1.6 million and $1.7 million, respectively. Product development expenses for the six months ended October 31, 2000 and 1999 were also stable at approximately $3.2 million and $3.3 million. During the first and second quarters of fiscal 2001, as a result of the distractions caused by the investigation, the Company put on hold the development of additional new product lines while maintaining the resources required to maintain and support its current product lines. The Company believes that a substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 2000 decreased to $3.2 million, or 89% of total revenues, as compared to $4.1 million, or 70% of total revenues, for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 2000 decreased to $6.4 million, or 100% of total revenues, as compared to $9.0 million, or 80% of total revenues, for the same period of the prior year. The major components of SG&A for the second quarter of fiscal 2001 were sales expenses of $1.7 million, marketing expenses of $0.5 million, general and administrative of $0.9 million and bad debt expenses of $0.1 million. Sales expenses, salaries and commissions, decreased $0.5 million when compared to the same quarter of the prior fiscal year, as a result of the resignation or termination of a large portion of the U.S. based sales team during the first quarter of fiscal 2001, and the decrease in commissions as a result of declining sales during the second quarter of fiscal 2001. Marketing expenses also decreased by $0.2 million during the same three month period. General and administrative expenses increased by $0.1 million for the second three months of fiscal 2001 compared to the comparable period for the prior year, primarily as a result of the normal operation of the Company and the quarter to quarter fluctuations that occurs throughout the year. As a result of management's continuing evaluation, the performance and quality of its outstanding receivables has improved, which resulted in a decrease in bad debt expenses of $0.4 million during the three months ended October 31, 2000 as compared to the comparable period for the prior fiscal year.

    On a year to date basis for the six months ended October 31, 2000 sales expenses, salaries and commissions, decreased $0.9 million as the result of the resignation or termination of a large portion of the U.S. based sales team during the first quarter of fiscal 2001, and the decrease in commissions as a result of declining sales during the first and second quarters of fiscal 2001. Marketing expense also decreased by $0.4 million during the same comparative quarters. General and administrative expenses decreased $0.4 million primarily as a result of reduced spending during the first quarter of fiscal 2001. As a result of management's continuing evaluation of its outstanding receivables, bad debt expenses decreased by $0.8 million when compared to the same six months period for fiscal 2000. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Special Charges

    In July 2000, Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three and six month periods ended October 31, 2000 of $2,168,000 and $2,538,000 respectively.

Provision for Income Taxes

    The Company recorded tax provisions for the three and six month periods ended October 31, 2000 and 1999 related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

Liquidity and Capital Resources

    At October 31, 2000, the Company had cash, cash equivalents and investments of $2.2 million, compared to $11.2 million at April 30, 2000. Working capital decreased to negative $4.2 million at October 31, 2000 from $5.8 million at April 30, 2000.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the six month period ended October 31, 2000, the Company incurred a net loss of $8,224,000 and had an accumulated deficit of $55,327,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, and has an accumulated deficit of $59,434,000 as of April 30, 2001. Additionally, the Company has experienced a decline in revenues and, as a result of the Audit Committee's investigation and shareholder litigation, has incurred and may continue to incur a significant increase in expenses. The Company believes that it will need additional financing to meet cash requirements for its operation, and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

    The Company's operating activities resulted in a decrease in cash of $6.8 million during the six months ended October 31, 2000, primarily as a result of a net loss of $8.2 million and a decrease in deferred revenues of $0.8 million reduced by $1.1 million in decreases in accounts receivables, depreciation expense of $0.4 million and increases in accounts payable and accrued compensation expenses of $0.6 million. Investing activities during the period increased cash by $0.8 million. The increase in cash from investing activities consisting principally of the sale of available for sale securities of $3.7 million of which $2.2 million was used for the additional investment in Evergreen Internet Inc. Additional funds used in investing activities included approximately $0.4 million for the purchase of equipment, consisting primarily of tenant improvements on the Company's new headquarters and $0.2 million in the acquisition of other assets. Cash provided by financing activities during the period was $0.6 million, which represents the issuance of common stock under the Company's stock option and stock purchase plan of $0.5 million and an increase in amounts due minority interest stockholders of $0.1 million.

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

Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected. The Company also expects that its operating results will be affected by seasonal trends, and also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Item 3. Disclosures about Market Rate Risk

    Interest Rate Risk.  The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.0 million at October 31, 2000. The securities in the Company's investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Investments totaled $0.1 million at October 31, 2000 and there were no material realized or unrealized gains or losses on short-term investments during the first six months of fiscal 2001. Unify does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. The Company's investments at October 31, 2000 consisted of $0.1 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at October 31, 2000, the fair value of the Company's cash equivalents and investments would change by an insignificant amount.

    Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At October 31, 2000, the Company had $0.1 million, $0.0 million and $1.1 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K
  The Company filed no reports on Form 8-K during the quarter ended October 31, 2000.

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
SIGNATURE