Form 10-Q
period 2001-01-31
UNIFY CORP
filed 2001-08-03
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    NO  /x/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

19,976,647 shares of Common Stock, $0.0005 par value, as of June 30, 2001

UNIFY CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2001	April 30, 2000
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,074	$7,407
Restricted cash	118	118
Investments	100	3,669
Accounts receivable, net	4,672	5,313
Prepaid expenses and other current assets	464	834

Total current assets	7,428	17,341
Property and equipment, net	924	1,033
Other investments	1,900	3,370
Other assets	247	48

Total assets	$10,499	$21,792

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,383	$1,125
Note payable to minority interest stockholders	711	471
Accrued compensation and related expenses	1,179	1,412
Other accrued liabilities	3,356	3,075
Deferred revenue	5,114	5,423

Total current liabilities	11,743	11,506
Stockholders' equity (deficit):
Common stock	9	9
Additional paid-in capital	58,852	58,272
Accumulated other comprehensive loss	(724)	(892)
Accumulated deficit	(59,381)	(47,103)

Total stockholders' equity (deficit)	(1,244)	10,286

Total liabilities and stockholders' equity (deficit)	$10,499	$21,792

(1)
Derived from the audited consolidated financial statements for the year ended April 30, 2000.

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
Revenues:
Software licenses	$1,611	$3,089	$4,948	$9,939
Services	2,118	2,165	5,193	6,527

Total revenues	3,729	5,254	10,141	16,466

Cost of revenues:
Software licenses	160	222	476	661
Services	669	772	2,556	3,030

Total cost of revenues	829	994	3,032	3,691

Gross margin	2,900	4,260	7,109	12,775

Operating expenses:
Product development	860	1,562	4,072	4,845
Selling, general and administrative	2,266	3,546	8,664	12,549
Write-down of other investments	3,650	—	3,650	—
Special charges	140	—	2,678	—

Total operating expenses	6,916	5,108	19,064	17,394

Loss from operations	(4,016)	(848)	(11,955)	(4,619)
Other income (expense), net	(18)	78	(276)	328

Loss before provision for income taxes	(4,034)	(770)	(12,231)	(4,291)
Provision for income taxes	20	74	47	271

Net loss	$(4,054)	$(844)	$(12,278)	$(4,562)

Net loss per share:
Basic	$(0.21)	$(0.05)	$(0.65)	$(0.26)

Diluted	$(0.21)	$(0.05)	$(0.65)	$(0.26)

Shares used in computing net loss per share:
Basic	19,020	18,143	18,946	17,715

Diluted	19,020	18,143	18,946	17,715

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(12,278)	$(4,562)
Reconciliation of net loss to net cash provided by (used in) in operating activities:
Depreciation	627	740
Write-down of other investments	3,650	—
Changes in operating assets and liabilities:
Accounts receivable, net	436	5,117
Prepaid expenses and other current assets	352	33
Accounts payable	277	(13)
Accrued compensation and related expenses	(209)	(51)
Other accrued liabilities	315	1,929
Deferred revenue	(142)	1,497

Net cash provided by (used in) operating activities	(6,972)	4,690

Cash flows from investing activities:
Purchases of available-for-sale securities	(100)	(3,669)
Sales of available-for-sale securities	3,669	6,460
Purchases of property and equipment	(529)	(450)
Increase in other investments	(2,180)	(550)
Other assets	(176)	(874)

Net cash provided by investing activities	684	561

Cash flows from financing activities:
Proceeds from issuance of common stock, net	579	1,167
Note payable to minority interest stockholders	305	(203)
Collection of note receivable from stockholder	—	74

Net cash provided by financing activities	884	1,038

Effect of exchange rate changes on cash	71	(75)

Net increase (decrease) in cash and cash equivalents	(5,333)	6,214
Cash and cash equivalents, beginning of period	7,407	5,197

Cash and cash equivalents, end of period	$2,074	$11,411

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5	$63

Income taxes	$13	$152

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

2.  Results of Operations and Management's Plan

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the nine month period ended January 31, 2001, the Company incurred a net loss of $12,278,000 and has an accumulated deficit of $59,381,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000 and has an accumulated deficit of $59,434,000 as of April 30, 2001. The Company experienced a decline in revenues and incurred significant special charges as a result of the Audit Committee's investigation, discussed in Note 6, and may continue to incur significant expenses in defense of the litigation. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

4.  Other investments

    Other investments represents common stock in three closely held technology companies. The Company's ownership interest in each company is less than 10% (in thousands):

	January 31, 2001	April 30, 2000
Arrango Software International, Inc.	$500	$500
Ichatterbox, Inc.	50	50
Evergreen Internet, Inc.	1,350	2,820

	$1,900	3,370

    On February 25, 2000, the Company entered into an agreement to exchange shares of its common stock or cash, or a combination of the two, with an aggregate value of $5.0 million for 1,040,993 shares of the common stock of Evergreen Internet, Inc. ("Evergreen"), a developer of software. On March 14, 2000, the Company issued 216,931 shares of its common stock with a value of $2.8 million to Evergreen as partial payment. On August 1, 2000, the Company paid $2.2 million in cash to Evergreen. Based upon a comprehensive review of the Company's long-lived assets during the third quarter of fiscal 2001, the Company recorded a noncash charge of $3,650,000 to write-down the carrying amount of Evergreen Internet, Inc to its estimated realizable value.

5.  Note Payable to Minority Interest Stockholders

    In September 1995, Unify Japan entered into a 100 million yen loan agreement with a bank affiliated with Sumitomo Metals Industries, Ltd. ("SMI"). The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at January 31, 2001), and is secured by the assets of Unify Japan. In September 2000, this loan was extended for an additional year with a guarantee letter from SMI. The balance of the loan was 83 million yen at January 31, 2001.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
Net Loss (Numerator):
Net loss, basic and diluted	$(4,054)	$(844)	$(12,278)	$(4,562)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	19,020	18,143	18,946	17,715

Weighted average shares of common stock outstanding, diluted	19,020	18,143	18,946	17,715

Per Share Amount:
Net loss per share, basic	$(0.21)	$(0.05)	$(0.65)	$(0.26)

Net loss per share, diluted	$(0.21)	$(0.05)	$(0.65)	$(0.26)

Antidilutive Shares:	941	1,598	941	1,598

7.  Comprehensive Loss

    The Company's total comprehensive loss for the periods shown was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
Net loss	$(4,054)	$(844)	$(12,278)	$(4,562)
Foreign currency translation	145	(42)	129	(156)
Unrealized holding gain arising during period	—	—	39	—

Total comprehensive loss	$(3,909)	$(886)	$(12,110)	$(4,718)

8. Special Charges

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three and nine month periods ended January 31, 2001 of $140,000 and $2,678,000 respectively and $3,356,000 for the year ended April 30, 2001.

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

Revenues

    Total revenue for the third quarter ended January 31, 2001 decreased $1.6 million (30%) to $3.7 million from $5.3 in the third quarter ended January 31, 2000. Total revenue for the nine months ended January 31, 2001 decreased $6.4 million (39%) to $10.1 million from $16.5 for the nine months ended January 31, 2000.

    The decrease in total revenues was primarily driven by software license revenues, which decreased by 48%, or $1.5 million for the three months ended January 31, 2001, and 50% or $5.0 million for the nine months period ended January 31, 2001 as compared to the same periods in the prior fiscal year. The decrease during the three and nine month periods ended January 31, 2001 was the result of the need to rebuild the U.S. sales team, the distractions caused by the Audit Committee's investigation, and customer concerns over the Company's financial reporting issues that were announced in July 2000.

    Service revenue for the third quarter ended January 31, 2001 decreased $0.1 million (5%) to $2.1 million from $2.2 for the same quarter in fiscal 2000. Total service revenue for the nine months ended January 31, 2001 decreased $1.3 million (20%) to $5.2 million from $6.5 for the nine months ended January 31, 2000. While the year over year comparison by quarter continue to decrease, the quarter to quarter trend for fiscal 2001 has stabilized and actually increased for the second and third quarters. Maintenance revenues decreased for the three and nine months period by 14% from the prior comparative periods. This reduction in revenues was reflected in initial orders which decreased in conjunction with the reductions of product sales. On a year to date basis, consulting and training revenues were down 52% from the prior year to date. However, for the three month period ended January 31, 2001 consulting and training revenues increased 100% to $0.4 million from $0.2 million for the same quarter in the prior fiscal year. During the third quarter of fiscal 2000, the company significantly changed its sales emphasis to product from consulting and training which explains the decrease in the nine month period for fiscal 2001 verses 2000.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 68% and 56% of total revenues in the quarters ended January 31, 2001 and 2000 respectively, and 56% and 55% for the comparative nine months period ended January 31, 2001 and 2000.

Cost of Revenues

    Total cost of revenue for the third quarter ended January 31, 2001 decreased 17% from the cost recorded during the third quarter ended January 31, 2000. Total cost of revenue for the nine months ended January 31, 2001 decreased 18% when compared to the same period in the prior year.

    Cost of software licenses represented 10% of software license revenues for the three and nine month periods ended January 31, 2001. The absolute dollars for cost of software licenses decreased, for the three and nine month periods ended January 31, 2001, by 28% from the absolute dollar amounts during the same periods of the prior year primarily as the result of decreased sales. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Cost of services for the three months ended January 31, 2001 decreased 13%, and 16% for the nine months period ended January 31, 2001 when compared to the same two periods of the prior year. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues, however, when cost reductions are implemented they tend to have an incremental effect on total costs.

Product Development

    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development expenses for the three and nine month periods ended January 31, 2001 decreased by $0.7 million (44%) and $0.7 million (16%)

respectively as compared to expenses in the comparative periods of the prior fiscal year. The significant decrease during the third quarter of fiscal 2001 was the result of a reduction in the work force in October 2000 which resulted in a 47% reduction in the product development staff. Product development costs as a percentage of total revenues for the three and nine month periods ended January 31, 2001 was 23% and 40% respectively as compared to 30% and 29% for the three and nine month periods ended January 31, 2000. The decrease in costs achieved in the third quarter of fiscal 2001, reduced the cost to revenue ratio to a level that is in line with the historical operating ratios of prior periods. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 2001 decreased to $2.3 million, or 61% of total revenues, as compared to $3.5 million, or 67% of total revenues, for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 2001 decreased to $8.7 million, or 85% of total revenues, as compared to $12.5 million, or 76% of total revenues, for the same periods of the prior year. The major components of SG&A for the third quarter of fiscal 2001 were sales expenses of $1.2 million, marketing expenses of $0.3 million, general and administrative of $0.6 million and bad debt expenses of less than $0.1 million. Sales expenses, salaries and commissions decreased $1.0 million when compared to the same quarter of the prior fiscal year, primarily as the result of the reorganization of the U.S. and foreign sales teams, the reduction in staff, and the decrease in commissions from lower sales. Also as a result of the reorganization, marketing expenses decreased by $0.4 million during the three month period ended January 31, 2001. General and administrative expenses increased less than $0.1 million for the third quarter of fiscal 2001 as compared to the same quarter of fiscal 2000 as the result of the normal and ongoing operation of the Company.

    On a year to date basis for the nine months ended January 31, 2001, sales expenses, salaries and commissions decreased $2.0 million as the result of the reductions in staff and reorganizations as well as decreased sales during that time period. Marketing expense also decreased by $0.7 million as a result of the reorganization. General and administrative expenses during the nine month period ended January 31, 2001, decreased $0.4 million (14%) primarily from decreases in expenses during the first quarter of fiscal 2001. As a result of management's continuing evaluation, the performance and quality of its outstanding receivables has improved and as a result the bad debt expenses were decreased by $0.8 million when compared to the same nine months period for fiscal 2000. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Write-down of Other Investments

    During the third quarter of fiscal 2001, the Company completed a comprehensive review of the Company's other investments and recorded a non-cash charge of $3,650,000 to write-down the carrying amount of Evergreen Internet, Inc, to its estimated realizable value.

Special Charges

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three and nine month periods ended January 31, 2001 of $140,000 and $2,678,000 respectively.

Provision for Income Taxes

    The Company recorded tax provisions for the three and nine month periods ended January 31, 2001 and 2000 related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company utilized net operating loss carryforwards.

Liquidity and Capital Resources

    At January 31, 2001, the Company had cash, cash equivalents and investments of $2.3 million, compared to $11.2 million at April 30, 2000. Working capital decreased to a negative $4.3 million at January 31, 2001 from $5.8 million at April 30, 2000.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the nine month period ended January 31, 2001, the Company incurred a net loss of $12,278,000 and had an accumulated deficit of $59,381,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, and has an accumulated deficit of $59,434,000 as of April 30, 2001. Additionally, the Company has experienced a decline in revenues and, as a result of the Audit Committee's investigation, and shareholder litigation, has incurred and may continue to incur a significant increase in expenses. The Company believes that it may need additional financing to meet cash requirements for its operation, and the availability of such financing on terms acceptable to the Company is uncertain. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

    The Company's operating activities resulted in a decrease in cash of $7.0 million during the nine months ended January 31, 2001, as a result of a net loss of $12.3 million and a decrease in deferred revenues and accrued compensation and other related expenses of $0.3 million partially offset by decreases in accounts receivable and prepaid expenses and other current assets of $0.8 million and increases accounts payable and other accrued liabilities of $0.6 million. Other non-cash items included in the $12.3 million net loss are depreciation expenses of $0.6 million and the write-down of investments of $3.7 million. Investing activities during the period generated cash of $0.7 million. The increase in cash from investing activities consisting principally of the sale of available for sale securities of $3.7 million of which $2.2 million was used for the additional investment in Evergreen Internet, Inc. Additional funds used in investing activities included approximately $0.5 million for the purchase of equipment, consisting primarily of tenant improvements on the Company's new headquarters and $0.2 million in the acquisition of other investments. Cash provided by financing activities during the period was $0.9 million, which represented proceeds the issuance of common stock under the Company's stock option and stock purchase plan of $0.6 million and an increase in amounts due minority interest stockholders of $0.3 million.

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

Item 3. Disclosures about Market Rate Risk

    Interest Rate Risk.  The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.2 million at January 31, 2001. The securities in the Company's investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Investments totaled $0.1 million at January 31, 2001 and there were no material realized or unrealized gains or losses on investments during the first nine months of fiscal 2001. Unify does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk. Unify's investments at January 31, 2001 consisted of $0.1 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at January 31, 2000, the fair value of the Company's cash equivalents and short-term investments would change by an insignificant amount.

    Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At January 31, 2001, the Company had $2.2 million, $1.4 million and $3.2 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended January 31, 2001.

UNIFY CORPORATION

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2001	Unify Corporation (Registrant)
	By:	/s/ DAVID H. ADAMS David H. Adams Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNIFY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNIFY CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE