Form 10-Q
period 2001-07-31
UNIFY CORP
filed 2001-09-13
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2001
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

19,981,647 shares of Common Stock, $0.0005 par value, as of August 31, 2001

UNIFY CORPORATION
FORM 10-Q

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of July 31, 2001 and April 30, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended July 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Disclosures About Market Rate Risk	13
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURE		16

Item 1. Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2001	April 30, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,583	$2,984
Restricted cash	156	118
Investments	100	100
Accounts receivable, net	1,722	2,815
Prepaid expenses and other current assets	572	600

Total current assets	5,133	6,617
Property and equipment, net	650	744
Other investments	1,850	1,850
Other assets	120	133

Total assets	$7,753	$9,344

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,446	$1,877
Other accrued liabilities	3,153	3,406
Accrued compensation and related expenses	801	1,013
Note payable to minority interest stockholders	324	528
Deferred revenue	3,149	3,722

Total current liabilities	8,873	10,546
Stockholders' deficit:
Common stock	10	9
Additional paid-in capital	59,010	58,934
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(660)	(651)
Accumulated deficit	(59,420)	(59,434)

Total stockholders' deficit	(1,120)	(1,202)

Total liabilities and stockholders' deficit	$7,753	$9,344

(1)
Derived from the audited consolidated financial statements for the year ended April 30, 2001.

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2001	2000
Revenues:
Software licenses	$1,429	$1,487
Services	1,617	1,363

Total revenues	3,046	2,850

Cost of revenues:
Software licenses	168	210
Services	377	1,202

Total cost of revenues	545	1,412

Gross margin	2,501	1,438

Operating expenses:
Product development	1,113	1,616
Selling, general and administrative	1,516	3,188
Special charges (recovery)	(141)	370

Total operating expenses	2,488	5,174

Income (loss) from operations	13	(3,736)
Other income, net	23	100

Income (loss) before provision for income taxes	36	(3,636)
Provision for income taxes	22	13

Net income (loss)	$14	$(3,649)

Net income (loss) per share:
Basic	$0.00	$(0.19)

Diluted	$0.00	$(0.19)

Shares used in computing net income (loss) per share:
Basic	19,462	18,880

Diluted	19,926	18,880

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2001	2000
Cash flows from operating activities:
Net Income (loss)	$14	$(3,649)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	112	207
Changes in operating assets and liabilities:
Accounts receivable	1,067	1,072
Prepaid expenses and other current assets	32	17
Accounts payable	(431)	(153)
Accrued compensation and related expenses	(204)	(58)
Other accrued liabilities	(243)	(868)
Deferred revenue	(548)	(93)

Net cash used in operating activities	(201)	(3,525)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(100)
Maturities/sales of available-for-sale securities	—	3,669
Increase in restricted cash	(38)	—
Purchases of property and equipment	(19)	(229)
Other assets	3	(383)

Net cash provided by (used in) investing activities	(54)	2,957

Cash flows from financing activities:
Proceeds from issuance of common stock, net	77	540
Repayment of note payable to minority interest stockholders	(204)	—

Net cash provided by (used in) financing activities	(127)	540

Effect of exchange rate changes on cash	(19)	(55)

Net decrease in cash and cash equivalents	(401)	(83)
Cash and cash equivalents, beginning of period	2,984	7,407

Cash and cash equivalents, end of period	$2,583	$7,324

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1	$2

Income taxes	$17	$113

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of Presentation

    The condensed consolidated financial statements have been prepared by Unify Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 as filed with the SEC.

2. Results of Operations and Management's Plan

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the three month period ended July 31, 2001, the Company recorded net income of $14,000 and has an accumulated deficit of $59,420,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000 and had an accumulated deficit of $59,434,000 as of April 30, 2001. These factors indicate that the Company may potentially be unable to continue as a going concern.

    The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue to generate sufficient cash flows to meet its obligations on a timely basis, the ability to continue to work with key vendors to accept payment terms for certain payables, to obtain additional financing or refinancing as may be required, and ultimately to return to profitability and significant positive cash flows. Management restructured the Company and significantly reduced operating expenses during fiscal 2001. Management plans to grow revenues, increase the investment in marketing while aggressively controlling costs, and seek additional financing that is acceptable to the Company. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3. Acquisitions and Divestitures

    In June 2000, the Company acquired privately-held Unify InterAmerica, the Company's master distributor in Latin America. The acquisition was in support of Unify's strategy to rapidly expand into the growing Latin America e-commerce market. After review of this strategy by the Company's new management, the Company determined Latin America was currently not a strategic market. In September 2000, the original stockholders agreed to repurchase Unify InterAmerica, which resulted in the Company recording a loss, in the second quarter of fiscal 2001 of approximately $400,000.

4. Earnings Per Share

    SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal year 2001 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2001	2000
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$14	$(3,649)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	19,462	18,880
Weighted average common equivalent shares outstanding	464	—

Weighted average shares of common stock outstanding, diluted	19,926	18,880

Per Share Amount:
Net income (loss) per share, basic	$0.00	$(0.19)
Reduction in net income per share due to Weighted average common equivalent shares	0.00	0.00

Net income (loss) per share, diluted	$0.00	$(0.19)

Antidilutive Shares:	—	1,027

5. Comprehensive Income (Loss)

    The Company's total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended July 31,
	2001	2000
Net income (loss)	$14	$(3,649)
Foreign currency translation	(9)	24
Unrealized holding gain arising during period		39

Total comprehensive income (loss)	$5	$(3,586)

6. Special Charges

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred additional costs during fiscal 2001 related to the investigation itself, legal expenses and additional auditing costs of $370,000 for the three month period ended July 31, 2000 and $3,356,000 for the year ended April 30, 2001. During the three month period ended July 31, 2001, the Company negotiated a $225,000 reduction in previously expensed accounting costs related to the investigation and incurred an additional $84,000 in legal expenses as a result of the on going regulatory investigation and litigation.

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

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 as filed with the SEC.

Results of Operations

    The Company develops, markets and supports database and application development and deployment software and services. Unify's products are designed to ensure that companies are able to better compete by enabling them to quickly and cost-effectively implement successful business solutions. Whether a company is developing database, client/server or e-commerce applications, or seeking to make existing applications accessible via a Web interface, Unify's products and services help companies solve some of their biggest IT challenges. Unify's software addresses these challenges by increasing developer productivity and by allowing customers to deliver applications with a low total cost of ownership in the application product life cycle.

    Unify's customers consist primarily of independent software vendors ("ISVs"), value added resellers ("VARs"), corporate information technology ("IT") departments, solutions integrators ("SIs") and distributors. The Company sells its products to these markets through its e-commerce site and direct sales organizations in the United States, United Kingdom, France and Japan, and indirectly to end-users through its worldwide network of distributors and VARs.

    The Company recognizes software license revenue when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivables is deemed probable by management. Service revenue includes support revenue, which is recognized ratably over the support period (generally a one year term), and revenue from consulting and training services, which is recognized as services are performed. Fees for support are billed in advance and included in deferred revenue until recognized. The Company's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountant's Statement of Position No. 97-2, Software Revenue Recognition.

Fiscal 2001 Operations

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. In July 2000, in connection with the ongoing investigation, the Company placed its former chief executive officer and its former chief financial officer on administrative leave, and in November 2000, the Company terminated its former chief executive officer and its former chief financial officer resigned. As a result of this financial reporting investigation, the Company incurred significant costs during fiscal 2001 related to the investigation itself, legal expenses and additional auditing costs. In addition, the majority of the U.S. based sales team resigned or were terminated during the first quarter of fiscal 2001, which had a significant negative impact on the Company's revenues for fiscal 2001.

Revenues

    Total revenues for the quarter ended July 31, 2001 increased 7% over the same quarter of the prior year to $3.0 million. The increase was largely driven by service revenues, which increased by $0.2 million, or 14%, to $1.6 million in the first quarter of fiscal 2002, compared to $1.4 million during the same quarter of the prior year. Software license revenues decreased 7% to $1.4 million from $1.5 million for the same comparative period, due primarily to the general economic downturn that has affected the entire technology industry during recent quarters.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 57% of total revenues in the quarters ended July 31, 2001 and 2000 respectively.

Cost of Revenues

    The Company's cost of revenues include cost of software licenses and cost of services. Cost of software licenses consist primarily of product documentation, packaging and production costs in the U.S. and Japan, and royalties paid for licensed technology. Cost of services consist primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services. Total cost of revenues as a percentage of total revenues decreased to 18% in the first quarter of fiscal 2002 from 50% for the first quarter of fiscal 2001.

    In absolute dollars, cost of software licenses decreased by 61% in the first quarter of 2002 as compared to the same period of fiscal 2001. The decrease in the cost of software license revenues reflects the effect of cost control measures that were initiated late in the second quarter of fiscal 2001 to control fixed period costs. The mismatch in revenues and expenses will vary from quarter to quarter and is the result of differences between revenue recognition and the recording of expenses, which for the most part are fixed as period costs.

    Total cost of services decreased 67% to $0.4 million in the first quarter of fiscal 2002 from $1.2 million during the same period in fiscal 2001. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues, however, the decrease in fiscal 2002 reflects the cost reduction measures that were initiated in the second quarter of fiscal 2001 and the significant reduction in the use of contract labor.

Product Development

    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. For the first three month period of fiscal 2002, product development expenses decreased 31% to $1.1 million from $1.6 million, as compared to the comparative three month period of fiscal 2001. The decrease was primarily the result of a reduction in the work force in October 2000 which resulted in a 47% reduction in the product development staff. Product development costs as a percentage of total revenues during the first quarter of fiscal 2002 was 37% of total revenues as compared to 57% for the first quarter of fiscal 2001. The Company believes that investments in product development is critical to maintaining technological leadership and therefore intends to continue to devote resources to product development.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 2001 decreased 53% to $1.5 million, or 50% of total revenues, as compared to $3.2 million, or 110% of total revenues, for the same quarter of the prior year. The major components of SG&A for the first three months of fiscal 2002 were sales expenses of $0.9 million, marketing expenses of $0.2 million, general and administrative of $0.6 million and bad debt recovery of $0.2 million. Sales expenses decreased $0.6 million as a result of the restructuring and rebuilding of the Company's worldwide sales model. During the first quarter of fiscal 2002, the Company transitioned key customers and regions in Europe to a direct sales model. Marketing expenses decreased by $0.3 million during the same two comparative periods. General and administrative expenses decreased by $0.2 million, from $0.8 million during the same period in fiscal 2001, primarily as the result of bonuses paid to former management in fiscal 2001 and the quarter to quarter fluctuations that occur throughout the year. As a result of management's continuing revenue evaluation process, the performance and quality of its outstanding receivables has improved, and as a result, the Company had a net recovery of prior bad debt expense of $0.2 million during the three month ended July 31, 2001 as compared to the comparable period for the prior fiscal year. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Special Charges

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the company incurred additional costs during fiscal 2001 related to the investigation itself, legal expenses and additional auditing costs of $370,000 for the three month period ended July 31, 2000 and $3,356,000 for the year ended April 30, 2001. During the three month period ended July 31, 2001, the Company negotiated a $225,000 reduction in previously expensed accounting costs related to the investigation and incurred an additional $84,000 in legal expenses as a result of the on going regulatory investigation and litigation.

Provision for Income Taxes

    The Company recorded tax provisions for the quarters ended July 31, 2001 and 2000 related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

Liquidity and Capital Resources

    At July 31, 2001, the Company had cash, cash equivalents and short-term investments of $2.7 million, compared to $3.1 million at April 30, 2001. Working capital improved to a negative $3.7 million at July 31, 2001 from a negative $3.9 million at April 30, 2001.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the three month period ended July 31, 2001, the Company recorded net income of $14,000 and had an accumulated deficit of $59,420,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, and has an accumulated deficit of $59,434,000 as of April 30, 2001.

    During fiscal 2001, the Company has experienced a decline in revenues and incurred significant special charges as a result of the Audit Committee's investigation. The Company is focused on growing revenues but has had limited success to date. Additionally, the Company may continue to incur significant expenses in defense of the shareholder litigation that has been brought as a result of the investigation. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

    Management restructured the Company and significantly reduced operating expenses during fiscal 2001. Management plans to grow revenues, increase the investment in marketing, while aggressively controlling costs, and seek additional financing that is acceptable to the Company. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. The Company's ability to obtain additional financing on acceptable terms may be adversely affected by the delisting of the Company's Common Stock from the NASDAQ National Market. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to significantly reduce its operations. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders.

    The Company's operating activities resulted in a decrease in cash of $0.4 million during the three months ended July 31, 2001, as compared to a decrease of $0.1 million for the same period in the prior year. The decrease in cash provided by operating activities of $0.2 million for the first quarter of fiscal 2002 was primarily from decreases in accounts payable of $0.4 million, decreases in accrued compensation and related expenses of $0.2 million, decreases in other accrued liabilities of $0.2 million and a decrease in deferred revenues of $0.5 million, partially offset by decreases in accounts receivable and prepaid expenses and other current assets of $1.1 million and depreciation expenses of $0.1 million. Investing activities during the period used cash of $0.1 million, consisting of increases in restricted cash and the purchase of property and equipment of $0.1 million. Cash used in financing activities during the period was $0.1 million, which represented proceeds from the issuance of common stock under the Company's stock option and stock purchase plans of $0.1 million offset by the reduction in the note payable to minority interest stockholders of $0.2 million.

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

    The matters raising doubt about the ability of the Company to continue as a going concern as discussed in Note 2 to the condensed consolidated financial statements and Item 2, and the pending litigation discussed above, may have an adverse effect on the Company's future sales and its ability to attract and retain qualified personnel. The Company's products are typically used to develop applications that are critical to a customer's business. Customers may be unwilling to build their business applications around the Company's products because the Company's ability to continue supporting its products may be in doubt in the future.

Item 3. Disclosures about Market Rate Risk

    Interest Rate Risk.  The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.7 million at July 31, 2001. The securities in the Company's investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Investments totaled $0.1 million at July 31, 2001 and there were no material realized or unrealized gains or losses on investments during the first quarter of fiscal 2002. Unify does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. The Company's investments at July 31, 2001 consisted of $0.1 million in high quality corporate bonds maturing within one year, which the Company does not believe carry any material interest rate exposure. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 2001, the fair value of the Company's cash equivalents and investments would change by an insignificant amount.

    Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At July 31, 2001, the Company had $0.2 million, $0.1 million and $0.2 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

    Beginning on July 1, 2000 and through October 2000, a series of class action complaints were filed in the U.S. District Court for the Northern District of California, against Unify and certain of its directors and former officers. The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company's Common Stock during periods specified in the complaint. These actions have been consolidated and the court has selected lead plaintiffs' counsel. In April 2001, the United States district court stayed the consolidated actions, pursuant to the stipulation of the parties to give the parties an opportunity to mediate the dispute in conjunction with other litigation discussed below.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K
  The Company filed no reports on Form 8-K during the quarter ended July 31, 2001.

UNIFY CORPORATION

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2001	UNIFY CORPORATION (Registrant)
	By:	/s/ DAVID H. ADAMS David H. Adams Chief Financial Officer (Principal Financial and Accounting Officer)

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
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE