Form 10-Q
period 2001-10-31
UNIFY CORP
filed 2001-11-30
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

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

19,998,775 shares of Common Stock, $0.0005 par value, as of November 30, 2001

UNIFY CORPORATION
FORM 10-Q

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of October 31, 2001 and April 30, 2001	3
	Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Disclosures About Market Rate Risk	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17
SIGNATURE		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2001	April 30, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,620	$2,984
Restricted cash	167	118
Investments	—	100
Accounts receivable, net	2,259	2,815
Prepaid expenses and other current assets	311	600

Total current assets	5,357	6,617
Property and equipment, net	552	744
Other investments	1,850	1,850
Other assets	111	133

Total assets	$7,870	$9,344

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,345	$1,877
Other accrued liabilities	3,364	3,406
Accrued compensation and related expenses	948	1,013
Note payable to minority interest stockholders	328	528
Deferred revenue	2,833	3,722

Total current liabilities	8,818	10,546
Stockholders' deficit:
Common stock	10	9
Additional paid-in capital	59,012	58,934
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(556)	(651)
Accumulated deficit	(59,354)	(59,434)

Total stockholders' deficit	(948)	(1,202)

Total liabilities and stockholders' deficit	$7,870	$9,344

(1)
Derived from the audited consolidated financial statements for the year ended April 30, 2001.

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
Revenues:
Software licenses	$1,661	$1,850	$3,090	$3,337
Services	1,626	1,712	3,243	3,075

Total revenues	3,287	3,562	6,333	6,412

Cost of revenues:
Software licenses	146	106	314	316
Services	392	685	769	1,887

Total cost of revenues	538	791	1,083	2,203

Gross profit	2,749	2,771	5,250	4,209

Operating expenses:
Product development	996	1,596	2,109	3,212
Selling, general and administrative	1,376	3,210	2,892	6,398
Special charges	202	2,168	61	2,538

Total operating expenses	2,574	6,974	5,062	12,148

Income (loss) from operations	175	(4,203)	188	(7,939)
Other expense, net	(94)	(358)	(71)	(258)

Income (loss) before provision for income taxes	81	(4,561)	117	(8,197)
Provision for income taxes	15	14	37	27

Net income (loss)	$66	$(4,575)	$80	$(8,224)

Net income (loss) per share:
Basic	$0.00	$(0.24)	$0.00	$(0.43)

Diluted	$0.00	$(0.24)	$0.00	$(0.43)

Shares used in computing net income (loss) per share:
Basic	19,665	18,938	19,564	18,909

Diluted	20,123	18,938	20,009	18,909

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$80	$(8,224)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation	204	443
Changes in operating assets and liabilities:
Accounts receivable, net	567	1,128
Prepaid expenses and other current assets	227	147
Accounts payable	(533)	369
Accrued compensation and related expenses	(68)	223
Other accrued liabilities	(44)	(74)
Deferred revenue	(900)	(846)

Net cash used in operating activities	(467)	(6,834)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(100)
Maturities/sales of available-for-sale securities	121	3,669
Increase in restricted cash	(49)	—
Purchases of property and equipment	(33)	(380)
Increase in other assets	—	(2,180)
Other assets	85	(201)

Net cash provided by investing activities	124	808

Cash flows from financing activities:
Proceeds from issuance of common stock, net	79	541
Note payable to minority interest stockholders	(206)	94

Net cash provided by (used in) financing activities	(127)	635

Effect of exchange rate changes on cash	106	(83)

Net decrease in cash and cash equivalents	(364)	(5,474)
Cash and cash equivalents, beginning of period	2,984	7,407

Cash and cash equivalents, end of period	$2,620	$1,933

Supplemental cash flow information:
Cash paid (received) net during the period for:
Interest	$9	$2

Income taxes	$(314)	$13

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

2.  Results of Operations and Management's Plan

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the six month period ended October 31, 2001, the Company recorded net income of $80,000 and has an accumulated deficit of $59,354,000. The Company's cash equivalents decreased for the six month period ended October 31, 2001 by $364,000 and the Company's working capital was a negative $3,461,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, had an accumulated deficit of $59,434,000 and negative working capital of $3,929,000 as of April 30, 2001. These factors indicate that the Company may potentially be unable to continue as a going concern.

    The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue to generate sufficient cash flows to meet its obligations on a timely basis, the ability to continue to work with key vendors to accept payment terms for certain payables, to obtain additional financing or refinancing as may be required, and ultimately to return to profitability and significant positive cash flows. Management restructured the Company and significantly reduced operating expenses during fiscal 2001 and again, on a much smaller scale during the first quarter of fiscal 2002. Management plans to grow revenues, increase the investment in marketing while aggressively controlling costs, and seek additional financing that is acceptable to the Company. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.  Acquisitions and Divestitures

    In June 2000, the Company acquired privately-held Unify InterAmerica, the Company's master distributor in Latin America. The acquisition was in support of Unify's strategy to rapidly expand into the growing Latin America e-commerce market. After review of this strategy by the Company's new management, the Company determined Latin America was not a strategic market and that this market would be best served by an independent master distributor. In September 2000, the original stockholders agreed to repurchase Unify InterAmerica, which resulted in the Company recording a loss of approximately $400,000 as reflected in other expenses.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$66	$(4,575)	$80	$(8,224)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	19,665	18,938	19,564	18,909
Weighted average common equivalent shares outstanding	458	—	445	—

Weighted average shares of common stock outstanding, diluted	20,123	18,938	20,009	18,909

Per Share Amount:
Net income (loss) per share, basic	$0.00	$(0.24)	$0.00	$(0.43)
Reduction in net income per share due to Weighted average common equivalent Shares	0.00	—	0.00	—

Net income (loss) per share, diluted	$0.00	$(0.24)	$0.00	$(0.43)

Antidilutive Shares:	—	941	—	941

5.  Comprehensive Income (Loss)

    The Company's total comprehensive income (loss) for the periods shown was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
Net income (loss)	$66	$(4,575)	$80	$(8,224)
Foreign currency translation gain (loss)	104	(40)	95	(16)
Unrealized holding gain arising during period	—	—	—	39

Total comprehensive income (loss)	$170	$(4,615)	$175	$(8,201)

6.  Special Charges

    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three month periods ended October 31, 2001 and 2000 of $202,000 and $2,168,000 respectively and incurred $61,000 and $2,538,000 for the six month periods ended October 31, 2001 and 2000, respectively. As of April 30, 2001 the Company had incurred total charges of $3,356,000.

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

Overview

    Unify develops, markets and supports database and application development and deployment software and services. The Company's products are designed to ensure that companies are able to better compete by enabling them to quickly and cost-effectively implement successful business solutions. Whether a company is developing database, client/server or e-commerce applications, or seeking to make existing applications accessible via a Web interface, Unify's products and services help companies solve some of their biggest IT challenges. Unify's software addresses these challenges by increasing developer productivity and by allowing customers to deliver applications with a low total cost of ownership in the application product life cycle.

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

Audit Committee Investigation

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

Results of Operations

Revenues

    Total revenue for the three months ended October 31, 2001 decreased $0.3 million (8%) to $3.3 million from $3.6 million for the three months ended October 31, 2000. Total revenue for the six months ended October 31, 2001 decreased $0.1 million (1%) to $6.3 million from $6.4 million for the six months ended October 31, 2000.

    Software license revenues decreased $0.2 million (10%) for the three months ended October 31, 2001 and $0.2 million (7%) for the six months ended October 31, 2001, as compared to the same periods in the prior fiscal year. The decrease during the three month and six month periods of fiscal 2002 was primarily due to the general economic downturn that has affected the entire technology industry.

    Total service revenue for the quarter ended October 31, 2001 decreased $0.1 million to $1.6 million from $1.7 million for the same quarter in fiscal 2001. Total service revenue for the six months ended October 31, 2001 increased $0.1 million to $3.2 million from $3.1 million for the six months ended October 31, 2000. The portion representing maintenance revenues decreased for the three month period by 7% and was relatively flat for the six month comparative periods. This reduction in maintenance revenues reflects the decrease in initial maintenance orders in conjunction with the level of product sales. Consulting and training revenues for the three month and six month periods ended October 31, 2001 were $0.2 million and $0.3 million respectively, as compared to $0.0 million and $0.1 million for the three month and six month periods ended October 31, 2000.

    International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 66% and 61% of total revenues for the three month and six month periods ended October 31, 2001 respectively, as compared to 44% and 49% for the three month and six month periods ended October 31, 2000.

Cost of Revenues

    The Company's cost of revenues include cost of software licenses and cost of services. Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan, and royalties paid for licensed technology. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services. Total cost of revenues as a percentage of total revenues decreased to 16% for the three month period ended October 31, 2001 from 22% for the comparative three month period of the prior fiscal year and decreased to 17% for the six month period ended October 31, 2001 from 34% for the same six month period of the prior fiscal year.

    Cost of software licenses as a percentage of software license revenues were 9% and 10% for the three month and six month periods ended October 31, 2001 and are comparable to the 6% and 9% levels achieved for the three month and six month periods ended October 31, 2000.

    Total cost of services decreased 57% to $0.3 million in the second quarter of fiscal 2002 from $0.7 million during the second quarter of fiscal 2001. For the six month period ended October 31, 2001, cost of services decreased 58% to $0.8 million from $1.9 million in the same six month period of the prior fiscal year. The cost of service has a high component of fixed costs, and therefore does not fluctuate as readily with the changes in revenues; however, the decrease in fiscal 2002 reflects the cost reduction measures that were initiated at the end of the second quarter of fiscal 2001 and the significant reduction in the use of contract labor.

Product Development

    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. For the three month period ended October 31, 2001, product development expenses decreased 38% to $1.0 million from $1.6 million for the same three month period of fiscal 2001. For the six month period ended October 31, 2001, product development expenses decreased 34% to $2.1 million from $3.2 million for the same six month period of fiscal 2001. The decrease was primarily the result of a reduction in the work force in late October 2000. Product development costs as a percentage of total revenues during the three month and six month periods ended October 31, 2001 were 30% and 33% respectively, as compared to 45% and 50% for the three month and six month periods ended October 31, 2000. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 2001 decreased to $1.4 million, or 42% of total revenues, as compared to $3.2 million, or 90% of total revenues for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 2001 decreased to $2.9 million, or 46% of total revenues, as compared to $6.4 million, or 100% of total revenues, for the same period of the prior year. The major components of SG&A for the second quarter of fiscal 2002 were sales expenses of $0.9 million, marketing expenses of $0.1 million, general and administrative of $0.5 million and bad debt recovery of $0.1 million.

    For the three month period ended October 31, 2001, sales expenses, salaries and commissions decreased $0.8 million when compared to the same quarter of the prior fiscal year, as a result of the restructuring and rebuilding of the Company's worldwide sales model. During the first quarter of fiscal 2002, the Company transitioned key customers and regions in Europe to a direct sales model. Marketing expenses also decreased by $0.4 million during the same three month period. General and administrative expenses decreased by $0.3 million for the second quarter of fiscal 2002, compared to the comparable period for the prior year, primarily as a result of the cost reduction measures implemented at the end of the second quarter of fiscal 2001 and again, on a much smaller scale during the first quarter of fiscal 2002 and as a result of the normal quarter-to-quarter fluctuations that occurs throughout the Company's operating year. As a result of management's continuing evaluation, the performance and quality of its outstanding receivables has improved, which resulted in a decrease in bad debt expenses of $0.2 million during the three months ended October 31, 2001, as compared to the comparable period for the prior fiscal year.

    For the six months ended October 31, 2001, sales expenses, salaries and commissions decreased by $1.4 million compared to the six months ended October 31, 2001 as the result of result of the restructuring and rebuilding of the Company's worldwide sales model. Marketing expense also decreased by $0.7 million during the same comparative periods. General and administrative expenses decreased by $0.9 million during the first six months of fiscal 2002 compared to the first six months of fiscal 2001 primarily as a result of reduced spending, cost reduction measures implemented in the second quarter of fiscal 2001 as well as the first quarter of fiscal 2002 and as a result of the normal quarter-to-quarter fluctuations that occurs throughout the Company's operating year. As a result of management's continuing evaluation of its outstanding receivables, bad debt expenses decreased by $0.5 million when compared to the same six months period for fiscal 2001. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Special Charges

    In July 2000, Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three month periods ended October 31, 2001 and 2000 of $202,000 and $2,168,000 respectively. For the six month periods ended October 31, 2001 and 2000, the Company incurred costs of $61,000 and $2,538,000, respectively.

Provision for Income Taxes

    The Company recorded tax provisions for the three and six month periods ended October 31, 2001 and 2000 related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

Liquidity and Capital Resources

    At October 31, 2001, the Company had cash, cash equivalents, restricted cash and investments of $2.8 million, compared to $3.2 million at April 30, 2001. Working capital improved to a negative $3.5 million at October 31, 2001 from $3.9 million at April 30, 2001.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the six month period ended October 31, 2001, the Company recorded net income of $80,000 and had an accumulated deficit of $59,354,000. The Company's cash equivalents decreased for the six month period ended October 31, 2001 by $364,000 and the Company's working capital was a negative $3,461,000. For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, and had an accumulated deficit of $59,434,000 and negative working capital of $3,929,000 as of April 31, 2001.

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

    The Company's operations resulted in a decrease in cash of $0.4 million during the six months ended October 31, 2001, as compared to a decrease of $5.5 million for the same period in the prior year. The decrease in cash provided by operating activities of $0.5 million for the first six months of fiscal 2002 was primarily from decreases in accounts payable of $0.5 million, a decrease in deferred revenues of $0.9 million and a decrease in accrued compensation and related expenses and other accrued liabilities of $0.1 million, partially offset by depreciation expenses of $0.2 million, decreases in accounts receivable of $0.6 million and a decrease in prepaid and other assets of $0.2 million. Investing activities during the period provided cash of $0.1 million, consisting of the maturities/sales of available-for-sale securities. Cash used in financing activities during the period was $0.1 million, which represented proceeds from the issuance of common stock under the Company's stock option and stock purchase plans of $0.1 million offset by the reduction in the note payable to minority interest stockholders of $0.2 million.

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

    The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's or its competitors' operating results and order levels; general conditions in the software and computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in the Company' senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.

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

    Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for Internet, e-commerce and business application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected. The Company also expects that its operating results will be affected by seasonal trends, and also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

    The matters raising doubt about the ability of the Company to continue as a going concern as discussed in Note 2 to the condensed consolidated financial statements and Item 2, and the pending litigation discussed in Part II, Item 1, "Legal Proceedings", may have an adverse effect on the Company's future sales and its ability to attract and retain qualified personnel. The Company's products are typically used to develop applications that are critical to a customer's business. Customers may be unwilling to build their business applications around the Company's products because the Company's ability to continue supporting its products may be in doubt in the future.

Item 3. Disclosures about Market Rate Risk

    Interest Rate Risk.  The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.6 million at October 31, 2001. The securities in the Company's investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. The Company does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. The Company's had no investments at October 31, 2001. If market interest rates were to change immediately and uniformly by 10% from levels at October 31, 2001, the fair value of the Company's cash equivalents and investments would not change by a significant amount.

    Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated revenues and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At October 31, 2001, the Company had $0.2 million, $0.2 million and $0.2 million in such receivables denominated in British pounds, French francs and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical 10% percent change in foreign currency rates would not have a significant impact on the Company's business, operating results or financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

    From August through October 2000, five shareholder derivative actions were filed; four in the Superior Court of the State of California and one in the U.S. District Court for the Northern District of California. The plaintiffs in these actions each claims to be suing on behalf of the Company. These actions name as defendants certain of the Company's present and former officers and directors. The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class actions filed in the U.S. District Court for the Northern District of California. The complaints allege that, as a result of this conduct, certain of the present and former officers and directors breached their fiduciary duties to the Company and engaged in improper insider trading. The complaints seek an unspecified amount in damages and injunctive relief. The action pending in U.S. District court has been voluntarily stayed by the parties pending resolution of the derivative actions in state court. The parties to the derivative actions in state court have agreed to attempt to mediate the derivative actions in conjunction with the federal class actions discussed above.

    In February and April 2001, two alleged institutional investors filed actions in U.S. District Court for the Northern District of California against the Company and its former chief executive officer and former chief financial officer alleging violations of federal securities laws. The complaint alleges the same conduct, and concerns generally the same time period, as that alleged in the shareholder class actions discussed above. The Company intends to seek mediation of these disputes with the other pending litigation arising from the same alleged facts and circumstances.

    In June 2001, the Company participated in a day long mediation of the litigation discussed above. While the matters were not resolved during that day, the mediator is continuing the mediation efforts with the encouragement of the Company and it remains the goal of the Company to resolve all of the litigation. As a result of mediation efforts, the Company believes that the parties are near an agreement in principle, which they are in the process of memorializing, which, if finalized and approved by the court, will result in settlement of the class and derivative actions. The estimated costs to settle such lawsuits have been accrued as of April 30, 2001. However, there can be no assurance that the proposed global settlement will be approved by federal and state courts or that such complaints discussed above will be resolved without costly litigation, or in a manner that is not adverse to the Company's financial position, results of operations or cash flows.

    In May 2001, a lawsuit was brought against the Company and certain of its present and former officers and directors by an insurance carrier which issued Unify a directors and officers liability and reimbursement excess policy. The action, which is presently pending in the United States District Court for the Northern District of California, seeks reformation and recission of that insurance policy. The Company is vigorously defending the action.

    The Company has become aware that the SEC and the Department of Justice are conducting investigations into the facts and circumstances surrounding the Company's restatement of its quarterly financial statements and other matters. The Company is fully cooperating with these investigations.

Item 4. Submission Of Matters to a Vote of Security Holders

    At the annual meeting of the Company's stockholders held on September 26, 2001, the following matters were voted upon:

  1.
  The election of each of the nominees for director were approved with the following votes:

	In Favor	Withheld
Todd Wille	17,957,461	475,039
Kurt M. Garbe	17,492,738	939,762
Steve Whiteman	17,463,091	969,409
  2.
  The Company's 2001 Stock Option Plan was approved by a vote of 4,691,212 shares voted in favor, 1,419,638 shares voted against, 33,005 shares abstaining and 12,288,645 broker non-votes

  3.
  The amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 1,000,000 was approved by a vote of 5,420,509 shares voted in favor, 689,033 shares voted against, 34,313 shares abstaining, and 12,288,645 broker non-votes.

UNIFY CORPORATION
SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 2001	Unify Corporation (Registrant)
	By:	/s/ DAVID H. ADAMS David H. Adams Chief Financial Officer (Principal Financial and Accounting Officer)

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
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission Of Matters to a Vote of Security Holders
UNIFY CORPORATION SIGNATURE