Form 10-Q
period 2002-01-31
UNIFY CORP
filed 2002-03-14
CIK 880562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   001-11807

UNIFY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2710559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2101 Arena Blvd, Suite 100 Sacramento, California 95834
(Address of principal executive offices)

(916) 928-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒        NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,258,163 shares of Common Stock, $0.001 par value, as of February 28, 2002

UNIFY CORPORATION

FORM 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

UNIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,	April 30,
	2002	2001
Assets	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$2,792	$2,984
Restricted cash	41	118
Investments	—	100
Accounts receivable, net	3,418	2,815
Prepaid expenses and other current assets	284	600
Total current assets	6,535	6,617

Property and equipment, net	454	744
Other investments	750	1,850
Other assets	100	133
Total assets	$7,839	$9,344

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$696	$1,877
Current portion of long-term debt	240	—
Other accrued liabilities	1,994	3,406
Accrued compensation and related expenses	786	1,013
Note payable to minority interest stockholders	300	528
Deferred revenue	3,728	3,722
Total current liabilities	7,744	10,546

Long-term debt	260	—

Stockholders’ deficit:
Common stock	20	18
Additional paid-in capital	59,058	58,925
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(525)	(651)
Accumulated deficit	(58,658)	(59,434)
Total stockholders’ deficit	(165)	(1,202)
Total liabilities and stockholders’ deficit	$7,839	$9,344

(1)  Derived from the audited consolidated financial statements for the year ended April 30, 2001.

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2001	2002	2001
Revenues:
Software licenses	$1,972	$1,611	$5,062	$4,948
Services	1,565	2,118	4,808	5,193
Total revenues	3,537	3,729	9,870	10,141

Cost of revenues:
Software licenses	92	160	406	476
Services	393	669	1,162	2,556
Total cost of revenues	485	829	1,568	3,032

Gross profit	3,052	2,900	8,302	7,109

Operating expenses:
Product development	918	860	3,027	4,072
Selling, general and administrative	1,632	2,266	4,524	8,664
Write-down of other investments	1,100	3,650	1,100	3,650
Special charges (recovery)	(1,376)	140	(1,315)	2,678
Total operating expenses	2,274	6,916	7,336	19,064

Income (loss) from operations	778	(4,016)	966	(11,955)
Other expense, net	(74)	(18)	(145)	(276)
Income (loss) before provision for income taxes	704	(4,034)	821	(12,231)
Provision for income taxes	8	20	45	47
Net income (loss)	$696	$(4,054)	$776	$(12,278)

Net income (loss) per share:
Basic	$0.03	$(0.21)	$0.04	$(0.65)
Diluted	$0.03	$(0.21)	$0.04	$(0.65)

Shares used in computing net income (loss) per share:
Basic	20,218	19,020	19,684	18,946
Diluted	20,633	19,020	20,204	18,946

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$776	$(12,278)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation	296	627
Loss on disposal of property	16	—
Gain on sale of investment	(21)	—
Write-down of other investments	1,100	3,650
Changes in operating assets and liabilities:
Accounts receivable, net	(677)	436
Prepaid expenses and other current assets	257	352
Accounts payable	(1,175)	277
Accrued compensation and related expenses	(207)	(209)
Other accrued liabilities	(891)	315
Deferred revenue	65	(142)
Net cash used in operating activities	(461)	(6,972)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(100)
Maturities/sales of available-for-sale securities	121	3,669
Decrease in restricted cash	77	—
Purchases of property and equipment	(24)	(529)
Increase in other assets	—	(2,180)
Other assets	85	(176)
Net cash provided by investing activities	259	684

Cash flows from financing activities:
Proceeds from issuance of common stock, net	135	579
Note payable to minority interest stockholders	(204)	305
Net cash provided by (used in) financing activities	(69)	884

Effect of exchange rate changes on cash	79	71
Net decrease in cash and cash equivalents	(192)	(5,333)
Cash and cash equivalents, beginning of period	2,984	7,407
Cash and cash equivalents, end of period	$2,792	$2,074

Supplemental noncash investing and financing activities:
Conversion of other accrued liabilities to long-term debt	$500	$—

Supplemental cash flow information:
Cash paid (received) net during the period for:
Interest	$17	$5
Income taxes	$(98)	$13

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001 as filed with the SEC.

Reclassifications

Certain items in the fiscal 2001 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation. These reclassifications had no effect on net loss or stockholders’ deficit.

2.     Results of Operations and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements for the nine month period ended January  31, 2002, the Company recorded net income of $776,000 and has an accumulated deficit of $58,658,000.  The Company’s cash and cash equivalents decreased for the nine month period ended January 31, 2002 by $192,000 and the Company’s working capital deficit was  $1,209,000 as of January 31, 2002.  For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, had an accumulated deficit of $59,434,000 and negative working capital of $3,929,000 as of April 30, 2001. These factors indicate that the Company may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to continue to generate sufficient cash flows to meet its obligations on a timely basis, the ability to continue to work with key vendors to accept payment terms for certain payables, to obtain additional financing or refinancing as may be required, and ultimately to return to profitability and significant positive cash flows.  Management restructured the Company and significantly reduced operating expenses during fiscal 2001 and again, on a much smaller scale during the first quarter of fiscal 2002.  Management plans to grow revenues, increase the investment in marketing while aggressively controlling costs, and seek additional financing if available upon terms that are acceptable to the Company.  There is no assurance that management’s plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.     Acquisitions and Divestitures

In June 2000, the Company acquired privately-held Unify InterAmerica, the Company’s master distributor in Latin America.  The acquisition was in support of Unify’s strategy to rapidly expand into the growing Latin America e-commerce market.  After review of this strategy by the Company’s new management, the Company determined Latin America was not a strategic market and that this market would be best served by an independent master distributor.  In September 2000, the original stockholders agreed to repurchase Unify InterAmerica, which resulted in the Company recording a loss of approximately $400,000 as reflected in other expenses for the nine month period ended January 31, 2001.

4.     Other Investments

Other investments represents common stock in two closely held technology companies. The Company’s ownership interest in each company is less than 10% (in thousands):

	January 31,	January 31,
	2002	2001
Arrango Software International, Inc.	$500	$500
Evergreen Internet, Inc.	250	1,350
	$750	$1,850

On February 25, 2000, the Company entered into an agreement to exchange shares of its common stock or cash, or a combination of the two, with an aggregate value of $5.0 million for 1,040,993 shares of the common stock of Evergreen Internet, Inc. (“Evergreen”), a developer of software.  On March 14, 2000, the Company issued 216,931 shares of its common stock with a value of $2.8 million to Evergreen as partial payment.  On August 1, 2000, the Company paid $2.2 million in cash to Evergreen. Based upon a comprehensive review of its investments and long-lived assets during the third quarter of fiscal 2001, the Company recorded a noncash charge of $3,650,000 to write-down the carrying amount of  Evergreen.  During the third quarter of fiscal 2002, the Company re-evaluated its investments and long-lived assets and recorded an additional noncash charge of $1,100,000 to write-down the carrying amount of Evergreen to its estimated realizable value of $250,000.

5.     Long-term Debt

On December 11, 2001 the Company entered into a long-term debt agreement with New Atlanta Communications, LLC (“New Atlanta”) to pay $500,000 in liabilities that had accrued as the result of the rescission agreement between the Company and New Atlanta.  The debt bears no interest and is to be paid in 25 equal monthly installments of $20,000 through February 2004.

6.     Earnings Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock.  Potential common shares in the diluted EPS computation are excluded for fiscal year 2001 as their effect would be antidilutive.  The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2001	2002	2001
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$696	$(4,054)	$776	$(12,278)
Shares (Denominator):
Weighted average shares of common stock outstanding, basic	20,218	19,020	19,684	18,946
Weighted average common equivalent shares outstanding	415	—	422	—
Weighted average shares of common stock outstanding, diluted	20,633	19,020	20,106	18,946

Per Share Amount:
Net income (loss) per share, basic	$0.03	$(0.21)	$0.04	$(0.65)
Reduction in net income per share due to Weighted average common equivalent Shares	—	—	—	—
Net income (loss) per share, diluted	$0.03	$(0.21)	$0.04	$(0.65)
Antidilutive Shares:	—	941	—	941

7.     Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the periods shown was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2001	2002	2001
Net income (loss)	$696	$(4,054)	$776	$(12,278)
Foreign currency translation gain	31	145	126	129
Unrealized holding gain arising during period	—	—	—	39
Total comprehensive income (loss)	$727	$(3,909)	$902	$(12,110)

8.     Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any.  As a result of this investigation, the Company incurred additional costs during fiscal 2001 related to the investigation itself, legal expenses and additional auditing costs of $140,000 for the three month period ended January 31, 2001, $2,678,000 for the nine month period ended January 31, 2001 and $3,356,000 for the year ended April 30, 2001. As a result of its settlement of the class action and derivative lawsuits pertaining to the matters being investigated, the Company recorded net recoveries of special charges of $1,376,000 and $1,315,000 during the three and nine month periods ended January 31, 2002, related to previously accrued legal, accounting investigation and estimated settlement costs.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Volatility of Stock Price and General Risk Factors Affecting Quarterly Results” and in the Company’s Annual Report on Form 10-K under “Business — Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001 as filed with the SEC.

Overview

Unify provides business application platform solutions to companies worldwide seeking to develop, deploy and maintain Web, graphical, client/server and character-based applications. The Company’s products include a relational database management system and application development systems for Web, host-based and client/server application development. Additionally, Unify provides support, training and consulting to help customers design, develop and deliver critical application development projects.

Unify’s customers consist primarily of independent software vendors (“ISVs”), value added resellers (“VARs”), corporate information technology (“IT”) departments, solutions integrators (“SIs”) and distributors.  The Company sells its products to these markets through direct sales organizations in the United States, United Kingdom, France and Japan, and indirectly to end-users through its worldwide network of distributors and VARs. The Company recognizes software license revenue when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivables is deemed probable by management.  Services revenue includes support revenue, which is recognized ratably over the support period (generally a one-year term), and revenue from consulting and training services, which is recognized as services are performed.  Fees for support (which consists primarily of technical support and software updates) are billed in advance and included in deferred revenue until recognized.

Audit Committee Investigation

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any.  In July 2000, in connection with the ongoing investigation, the Company placed its former chief executive officer and its former chief financial officer on administrative leave, and in November 2000, the Company terminated its former chief executive officer and its former chief financial officer resigned.  As a result of this financial reporting investigation, the Company incurred significant costs during fiscal 2001 related to the investigation itself, legal expenses and additional auditing costs.  In addition, the majority of the U.S. based sales team resigned or were terminated during the first quarter of fiscal 2001, which had a significant negative impact on the Company’s revenues for fiscal 2001.

Securities Lawsuits

On February 26, 2002, the Company announced that it has entered into memoranda of understanding to settle the shareholder and derivative litigation pending against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California and the Superior Court of the State of California, County of San Francisco.  Under the terms of the proposed settlements, all claims against the Company and all other defendants will be dismissed without admission of liability or wrongdoing by any party. The settlements are subject to execution of final settlement documents, notice to shareholder class members and review and approval by the federal and state courts. The estimated impact on the Company of the settlement was accrued at the end of fiscal 2001, and therefore, the settlement will have no negative impact on the Company’s earnings or financial position.

Results of Operations

Revenues

Total revenue for the three months ended January 31, 2002 decreased $0.2 million (5%) to $3.5 million from $3.7 million for the three months ended January 31, 2001. Total revenue for the nine months ended January 31, 2002 decreased $0.2 million (2%) to $9.9 million from $10.1 million for the nine months ended January 31, 2001.

Software license revenues increased $0.3 million (19%) for the three months ended January 31, 2002 and $0.1 million (2%) for the nine months ended January 31, 2002, as compared to the same periods in the prior year.  The increase during the three month period was primarily the result of sales progress in North America. The nine month period was relatively flat as a result of adverse economic conditions during the first and second quarters of fiscal 2002.

Total services revenue for the third quarter ended January 31, 2002, was $1.6 million, a 24% decrease compared to the third quarter services revenues of $2.1 million of the prior year.  Total services revenue for the nine months ended January 31, 2002 decreased $0.4 million to $4.8 million from $5.2 million for the nine months ended January 31, 2001.  The three and nine month decrease in services revenues was primarily due to nonrecurring royalty payments received from New Atlanta Communications in fiscal 2001and a decrease in consulting and training revenues due to reduced IT spending.  Consulting and training revenues for the three month and nine month periods ended January 31, 2002 were $0.1 million and $0.4 million respectively, as compared to $0.4 million and $0.6 million for the three month and nine month periods ended January 31, 2001.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company’s direct sales organizations in Europe and Japan and from value added resellers, distributors, and other partners in all international locations accounted for 62% of total revenues for the three month and nine month periods ended January 31, 2002 respectively, as compared to 69% and 57% for the three month and nine month periods ended January 31, 2001.

Cost of Revenues

The Company’s cost of revenues consists primarily of cost of software licenses and cost of services.  Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and Japan, and royalties paid for licensed technology.  Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under support contracts, and consulting and training services.  Total cost of revenues as a percentage of total revenues decreased to 14% for the three month period ended January 31, 2002 from 22% for the comparative three month period of the prior year and decreased to 16% for the nine month period ended January 31, 2002 from 30% for the same nine month period of the prior year.

Cost of software licenses as a percentage of software license revenues were 5% and 8% for the three month and nine month periods ended January 31, 2002, compared to the 10% levels achieved for the three month and nine month periods ended January 31, 2001.

Total cost of services decreased 43% to $0.4 million in the third quarter of fiscal 2002 from $0.7 million for the third quarter of fiscal 2001.  For the nine month period ended January 31, 2002, cost of services decreased 54% to $1.2 million from $2.6 million in the same nine month period of the prior year.  The decrease in fiscal 2002 reflects the cost reduction measures that were initiated at the end of the second quarter of fiscal 2001 and the reduction in the use of contract labor.  Notwithstanding the foregoing, the cost of services generally has a high component of fixed costs and therefore does not fluctuate as readily with changes in revenues.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the three month period ended January 31, 2002, product development expenses remained flat at $0.9 when compared to the same three month period of the prior year.  For the nine month period ended January 31, 2002, product development expenses decreased 27% to $3.0 million from $4.1 million for the same nine month period of the prior year.  The decrease was primarily the result of a reduction in the workforce in late October 2000.  Product development costs as a percentage of total revenues during the three month and nine month periods ended January 31, 2002 were 26% and 31%, respectively, as compared to 23% and 40% for the three month and nine month periods ended January 31, 2001.  The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended January 31, 2002 decreased to $1.6 million, or 46% of total revenues, as compared to $2.3 million, or 61% of total revenues for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 2002 decreased to $4.5 million, or 46% of total revenues, as compared to $8.7 million, or 85% of total revenues, for the same period of the prior year.  The major components of SG&A for the nine months ended January 31, 2002 were sales expenses of $2.9 million, marketing expenses of $0.4 million, general and administrative of $1.7 million, and bad debt recovery of $0.3 million.

For the three month period ended January 31, 2002, sales expenses, salaries and commissions decreased $0.1 million when compared to the same quarter of the prior year, as a result of the continued improvements in the Company’s worldwide sales model.  During the first quarter of fiscal 2002, the Company transitioned key customers and regions in Europe to a direct sales model.  Further adjustments were made to the sales model during the first part of fiscal 2002 resulting in additional cost savings.  Marketing expenses also decreased by $0.2 million during the same three month period.  General and administrative expenses decreased by $0.2 million for the third quarter of fiscal 2002, compared to the comparable period for the prior year, primarily as a result of the cost reduction measures implemented at the end of the second quarter of fiscal 2001 and the first quarter of fiscal 2002, and as a result of the normal quarter-to-quarter fluctuations that occurs throughout the Company’s operating year.  As a result of management’s continuing evaluation, the performance and quality of its outstanding receivables has improved. Bad debt expense was less than $0.1 million for both the three months ended January 31, 2002 and the comparable period of the prior year.

For the nine months ended January 31, 2002, sales expenses, salaries and commissions decreased by $1.5 million compared to the nine months ended January 31, 2001 as the result of result of the cost reduction measures taken in the second quarter of fiscal 2001 and the restructuring of the Company’s worldwide sales model.  Marketing expense also decreased by $0.9 million period to period.  General and administrative expenses decreased by $0.8 million during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 primarily as a result of reduced spending, cost reduction measures implemented in the second quarter of fiscal 2001 and the first quarter of fiscal 2002 and normal quarter-to-quarter fluctuations that occur throughout the Company’s operating year.  As a result of management’s continuing evaluation of its outstanding receivables and management of its delinquent portfolio, the Company had a net recovery of bad debt expense of $0.3 million during the nine month period ended January 31, 2002, compared to $0.7 million during the nine month period ended January 31, 2001.  The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Write-down of Other Investments

During the third quarter of fiscal 2001, the Company completed a comprehensive review of its other investments and recorded a non-cash charge of $3,650,000 to write-down the carrying amount of its investment in Evergreen Internet, Inc, to its estimated realizable value.  During the third quarter of fiscal 2002, the Company re-evaluated its position in Evergreen Internet and in light of the continued weakness in the e-commerce market, and discussions with valuation experts, the Company recorded an additional non-cash charge of $1,100,000 to further write down the carrying amount of the investment to an estimated realizable value of $250,000.

Special Charges

In July 2000, Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any.  As a result of this investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs for the three and nine month period ended January 31, 2001 of $140,000 and $2,678,000 respectively.  As a result of its settlement of the class action and derivative lawsuits pertaining to the matters being investigated, the Company recorded net recoveries of special charges of $1,376,000 and $1,315,000 during the three and nine month periods ended January 31, 2002, related to previously accrued legal, accounting investigation and estimated settlement costs.

Provision for Income Taxes

The Company recorded tax provisions for the three and nine month periods ended January 31, 2002 and 2001 related primarily to foreign income taxes and withholding taxes on software license royalties paid to the Company by certain foreign licensees. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carryforwards.

Liquidity and Capital Resources

At January 31, 2002, the Company had cash, cash equivalents, restricted cash and investments of $2.8 million, compared to $3.2 million at April 30, 2001.  The Company’s working capital deficit was reduced to $1.2 million at January 31, 2002 from $3.9 million at April 30, 2001.

As shown in the accompanying condensed consolidated financial statements for the nine month period ended January 31, 2002, the Company recorded net income of $776,000 and had an accumulated deficit of $58,658,000. The Company’s cash equivalents decreased for the nine month period ended January 31, 2002 by $192,000 and the Company’s working capital was a negative $1,209,000.  For the year ended April 30, 2001, the Company incurred a net loss of $12,331,000, and had an accumulated deficit of $59,434,000 and working capital deficit of $3,929,000 as of April 31, 2001.

During fiscal 2001, the Company experienced a decline in revenues and incurred significant special charges as a result of the Audit Committee’s investigation.  The Company is focused on growing revenues and anticipates that it will continue to have some success in that regard during fiscal 2002.  However, the Company may continue to incur significant expenses in defense of the shareholder litigation if the final settlement is not approved by the Court as proposed, or at all.  As a result of these factors,  the Company may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to continue to generate sufficient cash flows to meet its obligations on a timely basis, the ability to continue to work with key vendors to accept payment terms for certain payables, to obtain additional financing or refinancing as may be required, and ultimately to return to profitability and significant positive cash flows.

Management restructured the Company and significantly reduced operating expenses during fiscal 2001.  Management plans to grow revenues, increase the investment in marketing, while aggressively controlling costs, and seek additional financing if available upon terms that are acceptable to the Company.  There is no assurance that management’s plans will be successful or if successful, that they will result in the Company continuing as a going concern.  The Company’s ability to obtain equity financing on acceptable terms may be adversely affected by the delisting of the Company’s Common Stock from the Nasdaq National Market during fiscal 2001. If adequate funds are not available to satisfy the Company’s short-term or long-term capital requirements, the Company may be required to significantly reduce its operations.  Additionally, the sale of additional equity or other securities will result in dilution of the Company’s stockholders.

The Company’s operations resulted in a decrease in cash of $0.2 million during the nine months ended January 31, 2002, as compared to a decrease of $5.3 million for the same period in the prior year.  Net cash used in operating activities of $0.5 million for the first nine months of fiscal 2002 was primarily due to decreases in accounts payable of $1.2 million, a decrease in other accrued liabilities of $0.9 million, a decrease in accrued compensation and related expenses of $0.2 and an increase in accounts receivable, net, of $0.7 million, offset by depreciation expenses of $0.3 million, the write down of other investments of $1.1 million, a decrease in prepaid expenses and other current assets of $0.3 million and net income of $0.8 million.  Investing activities during the period provided cash of $0.3 million, consisting of the maturities/sales of available-for-sale securities of $0.1 million and decreases in restricted cash of and other assets of $0.2 million.  Cash used in financing activities during the period was $0.1 million, which represented proceeds from the issuance of common stock under the Company’s stock option and stock purchase plans of $0.1 million offset by the reduction in the note payable to minority interest stockholders of $0.2 million.

Noncash investing and financing activities of $500,000 was the result of the Company converting an obligation, in other liabilities, to a non-interest-bearing note which is reflected in the balance sheet as short-term and long-term debt of $240,000 and $260,000 respectively.  During fiscal 2001, the Company announced the rescission of the New Atlanta Communications acquisition and recorded a current obligation to pay New Atlanta $500,000 for net revenues received that occurred between the time New Atlanta was acquired by Unify and the time the acquisition was rescinded.

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

The Company’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the Company’s common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company’s business; fluctuations in the Company’s or its competitors’ operating results and order levels; general conditions in the software and computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company’s relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in the Company’s senior management team.  In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company’s common stock.

The Company’s quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company’s products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company’s organizational structure; changes in the level of the Company’s operating expenses; changes in the Company’s sales incentive plans; budgeting cycles of the Company’s customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems currency fluctuations; and general domestic and international economic and political conditions.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for Java development and business application development software is rapidly evolving and has been subject to significant volatility during the past two years, and the Company’s sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company’s expense levels are based in significant part on the Company’s expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations operating results are likely to be disproportionately adversely affected.  The Company also expects that its operating results will be affected by seasonal trends, and also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Doubts about the ability of the Company to continue as a going concern as discussed in Note 2 to the condensed consolidated financial statements and above in this Item 2 may have an adverse effect on the Company’s future sales and its ability to attract and retain qualified personnel. The Company’s products are typically used to develop applications that are critical to a customer’s business.  Customers may be unwilling to build their business applications around the Company’s products because of concerns about the Company’s ability to continue supporting its products.

Item 3. Disclosures about Market Risk

Interest Rate Risk.  The Company is exposed to market risk relating to changes in interest rates that may affect returns on its investment portfolio, which consists of cash equivalents and investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost.  Cash equivalents are generally maintained in money market accounts whose objective is preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.8 million at January 31, 2002. The securities in the Company’s investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.  The Company does not use derivative financial instruments in its short-term investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company attempts to ensure the safety of its invested funds by limiting default.  The Company had no investments at January 31, 2002.  If market interest rates were to change immediately and uniformly by 10% from levels at January 31, 2002, the fair value of the Company’s cash equivalents and investments would not change by a significant amount.

Foreign Currency Exchange Rate Risk.  Because a large portion of the Company’s revenues arise from international sales, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to revenues and expenses denominated in local currency in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results.  The Company also has currency exchange rate exposures on intercompany accounts receivable resulting from local currency sales of software licenses by the Company’s international subsidiaries in the United Kingdom, France and Japan. At January 31, 2002, the Company had $0.1 million, $0.2 million and $0.3 million in such receivables denominated in British pounds, euro and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical 10% percent change in foreign currency rates would not have a significant impact on the Company’s business, operating results or financial position. The Company has not experienced material exchange losses on these balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

PART II.                OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning on July 31, 2000 and through October 2000, a series of class action complaints were filed in the U.S. District Court for the Northern District of California, against Unify and certain of its directors and former officers.  The plaintiffs in each of these actions claim to be suing on behalf of a class of persons who purchased the Company’s common stock during periods specified in the complaint.  These actions have been consolidated and the court has selected lead plaintiffs’ counsel.

From August through October 2000, five shareholder derivative actions were filed; four in the Superior Court of the State of California and one in the U.S. District Court for the Northern District of California.  The plaintiffs in these actions each claims to be suing on behalf of the Company.  These actions name as defendants certain of the Company’s present and former officers and directors.  The complaints allege substantially the same conduct, and concern the same time period, as the shareholder class actions filed in the U.S. District Court for the Northern District of California.  The complaints allege that, as a result of this conduct, certain of the present and former officers and directors breached their fiduciary duties to the Company and engaged in improper insider trading.  The complaints seek an unspecified amount in damages and injunctive relief.

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

On February 26, 2002, the Company announced that it had reached an agreement in principle to settle the above class action, individual and derivative cases.  The settlement is subject to the execution of a definitive settlement agreement by the parties, notice to class members and approval by the state and federal courts.  The estimated costs to settle such lawsuits were accrued as of April 30, 2001.  However, there can be no assurance that the settlement will be successfully finalized or that it will be approved by the federal and state courts.  There can also be no assurance that the settlement will not be challenged or overturned, which could result in additional litigation costs and liability.

In May 2001, a lawsuit was brought against the Company and certain of its present and former officers and directors by an insurance carrier which issued Unify a directors and officers liability and reimbursement excess policy.  The action, which is presently pending in the United States District Court for the Northern District of California, seeks reformation and recission of that insurance policy. The Company intends to vigorously defend the action.  Additionally, the Company has become aware that the SEC and the Department of Justice are conducting investigations into the facts and circumstances surrounding the Company’s restatement of its quarterly financial statements and other matters. The Company is fully cooperating with these investigations.

Item 6.  Exhibits and Reports on Form 8-K.

                (a)           Exhibits.

Exhibit
No.	Description

10.3	1996 Employee Stock Purchase Plan, as amended to date
10.9	2001 Stock Option Plan

                (b)           Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended January 31, 2002.

UNIFY CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2002	Unify Corporation
(Registrant)

By:

/s/ DAVID H. ADAMS
David H. Adams
Chief Financial Officer
(Principal Financial and Accounting Officer)