Form 10-K
period 2002-04-30
UNIFY CORP
filed 2002-07-26
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-11807

UNIFY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2710559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2101 Arena Blvd., Suite 100
Sacramento, California 95834
(Address of principal executive offices)
Telephone: (916) 928-6400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☐                NO    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2002 as reported on over the counter market was approximately $12,266,137 ($0.65 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 2002, the Registrant had 20,920,530 shares of Common Stock outstanding.

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

ITEM 1.    BUSINESS

The Company

Unify Corporation (the "Company") is a leading provider of business application platform solutions that enable companies to develop and deploy Web, graphical, and character-based applications. Unify's application development and deployment, and database software enables organizations to rapidly and cost-effectively implement business applications across their entire enterprise. Unify's business application platform solutions include Unify ACCELL, a rapid application development platform, Unify DataServer, an enterprise relational database management system and Unify VISION, a graphical client/server application development and deployment system. In addition, the Company provides consulting, education and customer support services through its U.S. headquarters, international offices and distributor network. Companies worldwide including AT&T, Bear Stearns & Co., Credit Lyonnais, Federal Express, Fuji Electric Co., Sherwood International Systems, Triple G Systems Group, Inc. and thousands more use Unify products to build, deploy and manage mission critical business applications.

Unify products have been adopted in a wide variety of industries, including healthcare, finance, telecommunications, retail, manufacturing, insurance and government. The Company has a long-standing customer base of more than 2,000 active customers including software value added resellers ("VARs") who sell business applications in these diverse vertical markets, corporate information technology ("IT") departments and solutions integrators ("SIs"). The Company markets and sells its products through direct sales offices in the United States, United Kingdom ("UK") and France, as well as through worldwide distributors, and alliances with VARs and SIs.

Unify is headquartered in Sacramento, California, and has sales and support offices in the UK and France. The principal geographic markets for the Company's products are in the Americas, Europe, Japan, Asia Pacific and Australia.

Effective April 30, 2002, the Company sold the assets and trade rights of its Japan subsidiary to a newly formed independent entity, in which Unify has an investment of less than 15%. This new entity serves as the Company's master distributor in Japan who will purchase Unify products and services at a discount and resell these products and services to the Japanese customer base.

Industry Background

Thousands of business applications have been written using rapid application development ("RAD") tools to solve business challenges such as improved coordination between customers and vendors, improved utilization of resources and personnel, and increased productivity and profitability. These RAD tools were produced by key vendors including Unify, Informix, a division of IBM ("Informix"), Microsoft Corp. ("Microsoft"), Oracle Corp. ("Oracle"), Progress Software Corporation ("Progress") and Sybase Inc., ("Sybase").

These business applications were developed by two types of organizations, VARs who wrote vertical-specific applications, and by IT organizations to meet internal business requirements. The popularity of these tools was driven by the tremendous value they provided through reduced application development time, increased ease-of-use, and lowered maintenance costs. From a technology platform perspective, many of these business applications began as host-based systems, and then evolved into Windows-based client/server solutions. A small portion evolved into n-tier applications, which provided incremental processing improvements, but the high costs associated with the complexity of the architecture prevented n-tier applications from becoming mainstream.

While technology platforms and application paradigms continue to evolve, fundamental business problems have not. From an application perspective, what has changed is the manner in which end users interact with an application, how and where they view the information, and how a `suite' of application stores and integrates information across the enterprise. From a business perspective, decreased time-to-market is the number one requirement for VARs, and remains as the driving force to achieving and maintaining competitive advantage and gaining market share. Similarly, decreased total cost of ownership remains the primary underlying requirement for corporate IT.

Today, companies are looking to extend and rebuild their business applications to address evolving business and technology needs such as increased customer service, partner collaboration, streamlined business processes, improved employee productivity and online transactions via Web-based applications. Unify has developed significant features and add on products to address these market needs. Additionally, Unify is currently in development of a next-generation business application platform for building and deploying Web-based Java 2 Enterprise Edition ("J2EE")-based applications. This next-generation business application platform is expected to drive new customer acquisition and revenue growth, and tightly integrates with existing products, offering a migration path for existing customers.

Products

Unify's business application platform solutions include products for developing, deploying and managing business applications. The product portfolio includes rapid application development and deployment systems for Web-based, host-based and graphical, client/server applications, and relational database management systems. Unify's products are built on a fourth generation language ("4GL") as well as Java technologies and are available on leading operating system platforms including Windows, UNIX and Linux, allowing companies the flexibility to deploy applications on the platform best suited for their business requirements. Unify's products are comprised of the following:

ACCELL:    ACCELL is a family of UNIX- and Linux-based application development tools designed for the cost-effective development of mission-critical, host-based applications. ACCELL maximizes developer productivity through tight integration of 4GL technologies and optimized database features in a flexible development environment. ACCELL supports native interfaces to leading database products including Unify DataServer, Informix, Oracle and Sybase. The ACCELL product suite includes ACCELL/Web, ACCELL/SQL and ACCELL/IDS.

ACCELL/Web quickly transforms existing ACCELL/SQL applications into fully graphical native Web applications without any modifications to the original application source code.

ACCELL/SQL is a powerful 4GL-based rapid application development tool for the cost-effective development of character-based, client/server applications. ACCELL/SQL utilizes native optimized connectivity for Unify, Informix databases, Oracle, and Sybase.

ACCELL/IDS is a powerful 4GL-based rapid application development tool for the cost-effective development of character-based applications for the Unify DataServer ELS database.

Unify DataServer:    Unify DataServer is a high performance, easy-to-use family of database management products with minimal maintenance and memory requirements that can quickly accommodate the growth of user requirements over time. Unify DataServer allows developers to create graphical applications and migrate existing database applications to enterprise network and Internet environments. Within the product family is Unify DataServer ELS, an easily embedded database for small and medium sized database applications. Unify DataServer products support all major UNIX platforms, Linux, and Microsoft Windows.

Unify VISION:    Unify VISION is a powerful graphical client/server application development and deployment system that allows for rapid creation and easy modification of complex business applications. Unify VISION is comprised of Unify VISION AppBuilder ("VISION AppBuilder"), Unify VISION AppServer ("VISION AppServer") and VISION Internet Integrator. VISION AppBuilder, an object oriented, repository-based component framework designed to enable developers to rapidly create and easily modify application components. Its powerful pre-built components enable developers to focus on the business components and processes that make up the heart of their applications. VISION AppServer is a 4GL application server that allows organizations to integrate custom-built and packaged applications with the Internet. Unify VISION AppServer has a scalable architecture that delivers a high level of performance, availability and reliability by offering server replication, load balancing, fail-over and recovery, and publish-and-subscribe capabilities. VISION Internet Integrator provides a simple, yet robust Object Oriented 4GL-programming environment to develop, debug and deploy business rules to drive dynamic Web applications.

Customers

Unify has a broad customer base of more than 2,000 active customers and 300 VAR partners, located in over 45 countries representing a broad range of industries. No customer accounted for more than 10% of the Company's revenues for fiscal 2002, 2001 or 2000.

A representative list of Unify's customers includes AT&T, Bear Stearns & Co, BMW Lease BV, Boeing, Business Console Limited, Canon, CBill, Comtec, Contractors Warehouse, Credit Lyonnais, Federal Express, Fuji Electric Co., Ltd, General Dynamics, Glaxo, GMAC Lease BV, Grolier Inc., Lexis/Nexis, Linea Informatica S.R.L., Medstat Group, Miroku Information Service, Mitsubishi Denki Co., Ltd., National Australia Bank, NEC, Nortel Networks, Inc., Oregon Department of Agriculture, Orient Corp., Pitney Bowes Holding, Portland State University, Prime Clinical Systems, Procurea BV, Savings Bank of the Russian Federation, Sescoi France SAS, Sherwood International Systems, Sofico, Star Computers Ltd, Texas State Library and Triple G Systems Group Inc.

Sales, Marketing and Distribution

The Company's products and services are marketed and distributed to customers using a combination of direct and indirect distribution channels, including a corporate sales force, and international indirect sales through VARs, SIs and distributors. As of April 30, 2002, the Company had 29 employees engaged in sales and marketing activities, 15 in North America, 9 in Europe and 5 were located in Japan prior to the sale of that subsidiary.

General marketing activities include customer communications, product launches, lead generation, public relations, analyst relations, advertising, newsletters, direct mail, product datasheets, trade shows, business development, product marketing and web site maintenance.

The Company markets its products internationally through subsidiaries in the United Kingdom and France, and through distributors in Asia Pacific, Australia, Europe, India, Japan, Latin America, Russia and South Africa. International revenues accounted for 63%, 57%, and 55% of total revenues in fiscal 2002, 2001, and 2000 respectively.

The Company complements its domestic and international direct sales efforts with indirect sales channels. Indirect sales channels include VARs, SIs, and worldwide distributors. Such indirect sales channels leverage the Company's sales, support and consulting resources in providing complete solutions to customers. The Company has worldwide distributors based in Australia, Brazil, India, Italy, Japan, Malaysia, Panama, Russia and South Africa.

Customer Support and Professional Services

Unify's customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy and manage business applications.

Customer Support

Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in Sacramento, California, the UK and France. Distribution partners provide telephone support to international customers with technical assistance from the U.S. Support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 80% of the Company's support customers have renewed their support contracts.

Consulting

Unify offers a full range of consulting services to deliver business application solutions that help companies maximize return on investment and get to market quickly. Consulting services include: Web-enabling applications, technology/knowledge transfer, application architecture audits, database tuning, client server and Internet application development. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Education

Unify offers introductory and advance education courses provided on a regularly scheduled basis at Unify training centers located in Sacramento, California; London, England; and Paris, France. The Company also offers on-site training at customers' facilities.

As of April 30, 2002, the Company had a total of 15 employees engaged in providing professional services, 12 in support and 3 in consulting and training. Of those employees, 5 were located in the United States, and 4 were located in Europe and 3 were located in Japan prior to the sale of that subsidiary.

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

The Company's product development activities are conducted at its Sacramento, California facility. As of April 30, 2002, the Company had a total of 26 employees in product development, including 21 software development engineers. The market for qualified development engineers remains highly competitive. The Company's product development expenditures for fiscal 2002, 2001, and 2000, were $4.1 million, $4.9 million, and $6.7 million, respectively, representing approximately 30%, 34% and 32% of total revenues for those periods.

Competition

The market for application development software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. The Company has experienced and expects to continue to experience competition from current and future competitors.

The Company generally derives sales from license upgrades or additional deployment licenses. As a result, the competitive factors are generally the consideration by a customer as to whether to develop a new application with a competitor's products which would replace the existing application built using the Company's products. Competitors to Unify include Borland Software Corp. ("Borland"), Oracle, Progress, Sun Microsystems ("Sun") and Sybase.

The Company also expects to face additional competition as other established and emerging companies enter the Internet and enterprise application development markets, particularly for the J2EE platform. As new products and technologies are introduced, increased competition could result in price reductions, fewer customer orders and reduced gross margins, any one of which could adversely affect the Company's business, operating results, and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share. Such competition could adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could adversely affect the Company's business, operating results, and financial condition.

The Company believes that the most significant competitive factors include ease of use and time to market for application development and deployment; application management functionality; product performance and quality; product architecture and scalability; applicable standards conformance; customer support; consulting and training services; and price. The Company believes that it presently competes favorably with respect to each of these factors.

Intellectual Property

The Company relies on a combination of copyright, trademark and trade-secret laws, non-disclosure agreements and other methods to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries in which the Company sells its products do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

Although there are no pending lawsuits against the Company regarding infringement of any existing patents, other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to defend such claim or obtain licenses on reasonable terms. The Company's involvement in any patent dispute or any other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on the Company's business, operating results, and financial condition. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and prevent the Company from developing and selling its products. Any of these situations could have an adverse effect on the Company's business, operating results, and financial condition.

The Company is dependent on third-party suppliers for certain software, which is embedded in certain of its products. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could adversely affect the Company's business, operating results, and financial condition.

Employees

As of April 30, 2002, the Company had a total of 86 employees, including 27 in product development, 29 in sales and marketing, 15 in support, consulting, and training, and 15 in finance, information systems, operations and general administration. Of these employees, 59 were located in the United States, 16 were located in Europe, and 11 were located in Japan prior to the sale of that subsidiary.

The success of the Company depends in large part upon its ability to attract and retain qualified employees, particularly senior management, engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining key employees. Any failure by the Company to attract and retain qualified senior management, engineering, direct sales, and support personnel could adversely affect the Company's business, operating results, and financial condition. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

Executive Officers

The following table sets forth certain information concerning the Company's executive officers:

Name	Age	Position with the Company
Todd Wille	39	Chairman, President and Chief Executive Officer
David Adams	57	Vice President, Finance & Administration and Chief Financial Officer
Frank Verardi	53	Vice President, Worldwide Sales & Marketing
Dave Glende	42	Vice President, Products and Chief Technology Officer

Todd Wille joined the Company in October 2000 as the chief operating officer and acting chief financial officer. In November 2000, Mr. Wille was appointed president and chief executive officer. Mr. Wille originally joined the Company in August 1995 as the corporate controller. In September 1997, Mr. Wille was promoted to vice president, finance and chief financial officer. In March 1998, Mr. Wille left the Company and joined FRx Software Corporation ("FRx") as the vice president of finance and chief financial officer. Subsequently, Mr. Wille was promoted to senior vice president of operations. Mr. Wille continues to serve on the FRx board of advisors. Mr. Wille received a B.A. in business administration with concentrations in accounting and finance and management information systems from Wartburg College.

David Adams joined the Company in November 2000 as the corporate controller and acting chief financial officer, after serving as a consultant to Unify since June 2000. In May 2001, Mr. Adams was appointed vice president, finance & administration and chief financial officer. Mr. Adams has more than 30 years experience in financial management and Securities and Exchange Commission reporting. From 1997 to 1999, Mr. Adams served as senior vice president and chief financial officer for Bancorp Financial Services. Prior to that, from 1994 to 1996 Mr. Adams served as senior vice president and chief financial officer for Commerce Security Bank. Mr. Adams received a B.A. in business administration with concentrations in accounting from Humboldt State University and is a graduate of the Pacific Coast Banking School.

Frank Verardi joined the Company in August 1988 as manager of consulting services and was named director of client services in 1989. In November 1995, Mr. Verardi was appointed vice president of worldwide product delivery and customer support, and in May 1999 he was appointed vice president of worldwide professional services. In November 2000, Mr. Verardi was appointed vice president, enterprise product and international, and in May 2001, was appointed vice president of worldwide sales and marketing. Before joining Unify, Mr. Verardi held various positions with Computer Sciences Corporation where his most recent assignment was director of commercial professional services. Mr. Verardi received a B.S. in computer science from California State University, Chico.

David Glende joined the Company in 1985 and has held various management positions in product development before being appointed chief technology officer in February 2000. In May 2001, Mr. Glende was appointed vice president, products and chief technology officer. Mr. Glende oversees the Company's product strategy and product development activities. Prior to joining Unify, Mr. Glende served as the manager of engineering for Advanced Data Institute. Mr. Glende holds a B.S. in computer science from California State University, Sacramento.

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

Uncertainty About Ability to Continue as Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company achieved net income during fiscal 2002, net losses of $12,331,000 and $7,684,000 were incurred in fiscal 2001 and 2000 respectively and the accumulated deficit was $57,867,000 as of April 30, 2002. The Company has experienced a decline in annual revenues and negative cash flows from operations during the previous three fiscal years (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 10 of Notes to Consolidated Financial Statements). These factors indicate that the Company may potentially be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits. During fiscal 2003, management plans to continue to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell the Company's next generation products to existing and new customers. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. If required, the Company's ability to obtain additional financing on acceptable terms may be adversely affected as a result of the delisting of the Company's Common Stock from the NASDAQ National Market. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company will be required to significantly reduce its operations.

Pending Litigation and Government Investigations

In April 2002, the Company settled the consolidated class actions, the individual institutional investor actions and the consolidated derivative actions which were brought against Unify and certain of the Company's present and former directors and officers. The consolidated class and one derivative action and the individual actions were filed in the United States District Court for the Northern District of California in 2000 and 2001, respectively. The consolidated derivative actions were filed in the Superior Court for the State of California in 2000 and were consolidated in the Superior Court for the State of California for the County of San Francisco in 2001. The class, individual and derivative actions all arose from events which led to Unify's restatement of the financial results for fiscal year 1999 and for the first three quarters of fiscal year 2000.

The global settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including plaintiff, individual and derivative action attorney fees, of which the amounts to be paid by the Company were paid by the Company's insurance carrier. On May 30, 2002, the Superior Court for the County of San Francisco approved the settlement in the derivative litigation. On July 12, 2002, the United States District Court for the Northern District of California granted final approval of the settlement in the class action. The parties to the individual actions expect to file a stipulation of settlement in those cases in July 2002.

In May 2001, a lawsuit was brought against the Company and certain of its present and former officers and directors by an insurance carrier which issued Unify a directors and officers liability and reimbursement excess policy. The action, which is presently pending in the United States District Court for the Northern District of California, seeks reformation and recission of that insurance policy. The Company intends to vigorously defend the action; however, there can be no assurance of the outcome of the action.

On May 20, 2002, the Securities and Exchange Commission filed a lawsuit in the United States District Court for the Northern District of California against the Company and two of its former officers based on circumstances surrounding the Company's restatements described above. The SEC alleged that the Company violated certain books and records provisions of the securities laws. The Company consented to the entry of a permanent injunction without admitting or denying the allegations set forth in the SEC's complaint. The SEC did not seek disgorgement or civil monetary penalties against the Company. The Company also learned that in May 2002, the United States Attorney's Office for the Northern District of California has charged two former officers of the Company for violations of the federal securities laws. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of the federal securities laws. The Company continues to cooperate with the Securities and Exchange Commission and United States Attorney's Office.

Intense Competition

The Company has experienced and expects to continue to experience intense competition from current and future competitors. The Company competes with vendors of traditional enterprise software development tools and databases including Borland, Oracle, Informix, Progress, Sun, and Sybase.

These competitors have significantly greater financial, technical, marketing and other resources than Unify, in addition to having greater name recognition and more extensive customer bases. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company.

Unify expects to face additional competition as other established and emerging companies enter the enterprise application development market, and new products and technologies are introduced to the market. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could adversely affect the Company's business, operating results and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have an adverse effect upon the Company's business, operating results and financial condition. See "Business—Competition."

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

Fluctuating Quarterly Results and Seasonality; Uncertainty of Operating Results

The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations could result from the following factors: the size and timing of significant orders and their fulfillment; demand for the Company's products; the quantity, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because software technology is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and varies substantially from customer to customer. Because the Company normally delivers products within a short time of receiving an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected.

The Company expects that its operating results will be affected by seasonal trends. The Company also anticipates that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months and the continued difficult IT economic environment in the U.S.

Lengthy Sales Cycle

The Company's products are typically used to develop business applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's larger IT initiative. As a result, the licensing and implementation of applications built using the Company's software products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. The Company's business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that the Company will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

Dependence on New Product Acceptance; Dependence on Growth of Application Development Market and Acceptance of Java and J2EE

The Company currently expects its next generation business application platform for J2EE to account for an increasing percentage of Company's future revenues and accordingly, the Company is devoting a substantial portion of its resources to the successful development and introduction of this next generation business application platform for J2EE. As a result, factors adversely affecting the pricing of or demand for this next generation product, such as, but not limited to, competition and technological change, would have an adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will timely and successfully develop, introduce and sell this new product or enhanced versions of its existing products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview;" "Business—Products" and "—Product Development."

If the Company's customers are not able to successfully develop and deploy J2EE applications with this next-generation business application platform, the viability of these products could be questioned and the Company's reputation could be damaged, which could have an adverse effects on the Company's business, operating results, and financial condition. In addition, the Company expects that a significant percentage of its future revenues will continue to be derived from sales to existing customers of its application development and database products. If these existing customers purchase competitive products, or have difficulty deploying applications built with Unify's products, the Company's relationships with these customers, revenues from sales of the Company's products and other products, and the Company's business, operating results, and financial condition could be adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

There can be no assurance that the market for application development and deployment platforms and J2EE will continue to grow. If these markets fail to grow, or grow more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be adversely affected.

Rapid Technological Change

The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

The Company's future success will depend in part upon its ability to address the increasingly sophisticated needs of customers by developing new products and product enhancements that keep pace with technological developments, emerging industry standards and customer requirements.

There can be no assurance that the Company will be successful in developing and marketing its next generation business application platform or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of enhancements to existing products that adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, and financial condition would be adversely affected. See "Business—Product Development."

Dependence on Indirect Sales Channels

A significant portion of the Company's total revenues are derived from indirect sales channels, including VARs and distributors. Revenues from VARs and distributors accounted for approximately 64%, 50% and 57% of the Company's software license revenues for fiscal 2002, 2001 and 2000, respectively. The success of the Company therefore depends in part upon the performance of its indirect sales channels, over which the Company has limited influence. The Company's ability to achieve significant revenue growth in the future will depend in part on its success in maintaining and expanding its indirect sales channels worldwide. The loss of any of the Company's major channel partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new channel partners could have an adverse effect on the Company's business, operating results, and financial condition. See "Business—Sales, Marketing and Distribution."

Risks Associated With International Operations and Sales

Revenues derived from international customers accounted for 63%, 57% and 55% of total revenues in fiscal 2002, 2001 and 2000, respectively. If the revenues generated by international operations are not adequate to offset the expense of maintaining such operations, the Company's business, operating results, and financial condition will be adversely affected. Although the Company has had international operations for a number of years, there can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have an adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, and financial condition. In addition, the Company's subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business—Sales, Marketing and Distribution" and Note 2 of Notes to Consolidated Financial Statements.

European Monetary Conversion

On January 1, 2002, eleven of the fifteen member countries of the European Union ("EU") converted to a common currency, the "Euro". The Company had elected to adopt the Euro on November 1, 2001, and on that date began converting all of its transaction in those eleven EU countries to the Euro.

The Company did not experience any adverse effect on its business, and does not expect any adverse effect on the Company's business, operating results, and financial position in the future as the result of this conversion.

Software Defects and Potential Release Delays

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have an adverse effect upon the Company's business, operating results, and financial condition. Additionally, if the release dates of any future Unify product line additions or enhancements are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results, financial condition and cash flows would be adversely affected. See "Business—Product Development."

Product Liability

The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The sale and support of current and future products by the Company may involve the risk of such claims, any of which are likely to be substantial in light of the use of these products in the development of core business applications. A successful product liability claim brought against the Company could have an adverse effect upon the Company's business, operating results, and financial condition.

Dependence Upon Key Personnel

The Company's success depends largely on the efforts and abilities of certain key personnel. The loss of the services of one or more of the Company's executive officers or the inability to attract and retain additional senior management could have an adverse effect on the Company's business, operating results, and financial condition. The loss of other management and/or key personnel could also have an adverse effect on the Company's business, operating results, and financial condition. See "Business—Employees."

The success of the Company also depends in large part upon the ability of the Company to attract and retain qualified employees, particularly highly skilled engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining key personnel. Any failure by the Company to attract and retain engineering, direct sales and support personnel would adversely affect the Company's business, operating results, and financial condition. See "Business—Employees."

Management of Growth

The Company's potential expansion may significantly strain the Company's management, financial, customer support, operational and other resources. If the Company achieves successful market acceptance of its current and future products, the Company may undergo a period of rapid growth. To accommodate this growth, the Company is continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of its internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner, could have an adverse effect on the Company's business, operating results, and financial condition. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's future operations. Any rapid growth could require that the Company secure additional facilities or expand in its current facilities. Any move to new facilities or expansion of its present facilities could be disruptive and could have an adverse effect on the Company's business, operating results and financial condition.

Third-Party Licenses

The Company is dependent on third-party suppliers for certain software, which is embedded in certain of its products. Although the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could adversely affect the Company's business, operating results, and financial condition. See "Business—Intellectual Property."

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

Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to defend such claim or obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on the Company's business, operating results, and financial condition. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from developing and selling its products. Any of these situations could have an adverse effect on the Company's business, operating results, and financial condition. See "Business—Intellectual Property."

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

The Company's stock is now traded over the counter on the "pink sheets." Companies whose shares trade over-the-counter generally receive less coverage, and are subject to greater price volatility, than those trading on the major stock exchanges.

ITEM 2.    PROPERTIES

The Company's principal administrative offices and headquarters are maintained in Sacramento, California where it leases a 38,000 square foot facility. The Company currently subleases 10,000 square feet that it currently does not require for its operation. The Company also currently subleases its former administrative headquarters in San Jose, California. In addition, the Company leases international sales and support offices in the United Kingdom and France. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

In April 2002, the Company settled the consolidated class actions, the individual institutional investor actions and the consolidated derivative actions which were brought against Unify and certain of the Company's present and former directors and officers. The consolidated class and one derivative action, and the individual actions were filed in the United States District Court for the Northern District of California in 2000 and 2001, respectively. The consolidated derivative actions were filed in the Superior Court for the State of Californa in 2000 and were consolidated in the Superior Court for the State of California for the County of San Francisco in 2001. The class, individual and derivative actions all arose from events which led to Unify's restatement of the financial results for fiscal year 1999 and for the first three quarters of fiscal year 2000.

The global settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including plaintiff, individual and derivative action attorney fees, of which the amounts to be paid by the Company were paid by the Company's insurance carrier. On May 30, 2002, the Superior Court for the County of San Francisco approved the settlement in the derivative litigation. On July 12, 2002, the United States District Court for the Northern District of California granted final approval of the settlement in the class action. The parties to the individual actions expect to file a stipulation of settlement in those cases in July 2002.

In May 2001, a lawsuit was brought against the Company and certain of its present and former officers and directors by an insurance carrier which issued Unify a directors and officers liability and reimbursement excess policy. The action, which is presently pending in the United States District Court for the Northern District of California, seeks reformation and recission of that insurance policy. The Company intends to vigorously defend the action; however, there can be no assurance of the outcome of the action.

On May 20, 2002, the Securities and Exchange Commission ("SEC") filed a lawsuit in the United States District Court for the Northern District of California against the Company and two of its former officers based on circumstances surrounding the Company's restatements described above. The SEC alleged that the Company violated certain books and records provisions of the securities laws. The Company consented to the entry of a permanent injunction without admitting or denying the allegations set forth in the SEC's Complaint. The SEC did not seek disgorgement or civil monetary penalties against the Company. The Company also learned that in May 2002, the United States Attorney's Office for the Northern District of California has charged two former officers of the

Company for violations of the federal securities laws. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of the federal securities laws. The Company continues to cooperate with the Securities and Exchange Commission and United States Attorney's Office.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

During fiscal 2002, the Company's common stock was traded on the over-the-counter market on the "pink sheets" under the symbol UNFY. The following table sets forth the high and low closing sales prices as reported on the over-the counter market for shares of the Company's common stock for the periods indicated. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2002
Fourth Quarter	$.90	$.28
Third Quarter	.40	.05
Second Quarter	.50	.20
First Quarter	.40	.10
Fiscal 2001
Fourth Quarter	$.50	$.06
Third Quarter	.75	.03
Second Quarter	3.88	.38
First Quarter	14.75	3.63

Common Stockholders of Record

At May 31, 2002, there were approximately 238 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

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

	Years Ended April 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$7,303	$7,229	$12,576	$19,768	$15,580
Services	6,297	7,074	8,475	9,680	9,342

Total revenues	13,600	14,303	21,051	29,448	24,922

Cost of revenues:
Software licenses	498	662	1,342	849	647
Services	1,442	3,085	4,037	4,404	4,389

Total cost of revenues	1,940	3,747	5,379	5,253	5,036

Gross profit	11,660	10,556	15,672	24,195	19,886

Operating expenses:
Product development	4,099	4,912	6,696	5,928	5,733
Selling, general and administrative	6,016	10,697	16,835	14,463	16,353
Write-down of other investments	1,300	3,650	—	—	—
Special charges (recovery)	(1,276)	3,356	—	—	—

Total operating expenses	10,139	22,615	23,531	20,391	22,086

Income (loss) from operations	1,521	(12,059)	(7,859)	3,804	(2,200)
Other income (expense), net	36	(213)	367	304	167

Income (loss) before income taxes	1,557	(12,272)	(7,492)	4,108	(2,033)
Provision (benefit) for income taxes	(10)	59	192	231	182

Net income (loss)	$1,567	$(12,331)	$(7,684)	$3,877	$(2,215)

Net income (loss) per share:
Basic	$0.08	$(0.65)	$(0.42)	$0.23	$(0.13)

Diluted	$0.08	$(0.65)	$(0.42)	$0.21	$(0.13)

Shares used in computing net income (loss) per share:
Basic	20,232	18,979	18,127	17,110	16,412

Diluted	20,779	18,979	18,127	18,102	16,412

	April 30,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,993	$3,084	$11,076	$11,269	$10,621
Restricted cash	43	118	118	118	118
Working capital (deficit)	108	(3,929)	5,835	12,336	7,440
Total assets	7,717	9,344	21,792	22,951	19,099
Long-term debt, net of current portion	200	—	—	—	4
Total stockholders' equity (deficit)	971	(1,202)	10,286	13,945	9,449

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8. This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Risk Factors discussed in this Annual Report and in the Company's other filings with the SEC.

Overview

Unify is a leading provider of business application platform solutions that enable companies to develop and deploy Web, graphical and character-based applications quickly and cost effectively. Unify's application development and deployment, and database software serves as a platform for running mission critical, enterprise-wide business applications for organizations worldwide.

Unify's products are targeted for today's mainstream application development organizations requiring software that is easily adopted by their current IT staff, provides for the rapid development of business applications, quickly adapts to changing business requirements and integrates well with existing IT systems. Unify helps companies solve some of their biggest IT challenges by delivering software products rich in functionality that increase developer productivity and allow companies to deliver applications with a low total cost of ownership throughout the application life cycle.

During fiscal 2002, Unify focused sales, marketing and product development activities on meeting the business and information technology needs of its installed base of customers. The Company released several product upgrades to its existing product lines and released a new major product extension, ACCELL/Web, resulting in modest growth of product license revenues for fiscal 2002. ACCELL/Web allows customers' applications built on Unify's ACCELL/SQL product to be easily and quickly Web-enabled without any programming or modification to the original application code. In today's net-centric environment, many of the Company's customers have the requirement to make their applications accessible via a browser and the Web. ACCELL/Web transforms these existing host and character based applications into native Web applications, enabling customers to extend and maximize their investment in their existing applications.

The Company licenses its software through its direct sales force in the United States and Europe, and through distributors, VARs, and other partners worldwide. Revenues from distributors, VARs and partners accounted for approximately 64%, 50% and 57% of the Company's software license revenues for fiscal 2002, 2001 and 2000, respectively. The Company also generates significant revenues from customer support, consulting and training services.

The Company expects that future revenue growth will be dependent upon the successful development and launch of its next-generation business application platform for J2EE, the acquisition of new customers and the retention of strategic customers. Revenues from the Company's database and client/server products are not expected to show significant growth. As a result, factors adversely affecting the revenue from current and future Unify products could have an adverse effect on the Company's business, operating results and financial condition.

Effective April 30, 2002, the Company sold the Japan subsidiary assets and trade rights to a newly formed independent entity, in which Unify has an investment of less than 15%. This new entity serves as the Company's master distributor in Japan who will purchase Unify products and services at a discount and resell these products and services to the Japan customer base. In connection with the liquidation of this subsidiary, the Company recognized $178,000 of other income, consisting of the reversal of Japanese royalty taxes totaling $317,000 which had been accrued assuming repatriation of amounts from the Japanese subsidiary, offset by a $139,000 charge to operations associated with the elimination of cumulative translation adjustments for the subsidiary.

Critical Accounting Policies

The following discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The areas that require significant judgment are as follows.

Revenue recognition.    License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed and determinable and collection of resulting receivables is probable. License revenue from royalty payments is recognized upon receipt of royalty reports from VARs related to their product sales. Revenue from maintenance is recognized ratably over the term of the agreements. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as the services are performed.

Arrangements with payment terms extending beyond the Company's standard terms and conditions practices, and for which a history has not been established of successfully collecting under the original payment terms without making concessions, are not considered to be fixed and determinable. Revenue from such arrangements is recognized as the fees become due and payable.

An assessment of Unify's customers' ability to pay is another one of the considerations that affect revenue recognition. In some cases, the Company sells to undercapitalized customers. As such, the Company defers revenue recognition until cash is received, the reseller has established a history of making timely payments or the customer's financial condition has improved. Furthermore, once the Company has recognized revenue, it evaluates accounts receivable at each period end for amounts that the Company believes are no longer collectible. This evaluation is largely done based on a review of financial condition via credit agencies and historical experience with the customer. The unexpected filing of a bankruptcy petition by a customer may impact the Company's evaluation of accounts receivable in any given period.

Valuation of long-lived assets.    The Company assesses the impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors may be considered important and could trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for these investments the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met the Company may have to record additional impairment charges not previously recognized.

Deferred tax asset valuation allowance.    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2002	2001	2000
Revenues:
Software licenses	53.7%	50.5%	59.7%
Services	46.3	49.5	40.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software licenses	3.7	4.6	6.4
Services	10.6	21.6	19.2

Total cost of revenues	14.3	26.2	25.6

Gross profit	85.7	73.8	74.4

Operating expenses:
Product development	30.1	34.3	31.8
Selling, general and administrative	44.2	74.8	79.9
Write-down of other investments	9.6	25.5	—
Special charges (recovery)	(9.4)	23.5	—

Total operating expenses	74.5	158.1	111.7

Income (loss) from operations	11.2	(84.3)	(37.3)
Other income, net	0.2	(1.5)	1.7

Income (loss) before income taxes	11.4	(85.8)	(35.6)
Provision (benefit) for income taxes	(0.1)	0.4	0.9

Net income (loss)	11.5%	(86.2)%	(36.5)%

Total Revenues

The Company's total revenues include software license revenues from sales of its business application platform products and service revenues for customer maintenance, consulting and training. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed and determinable and collection of resulting receivables is probable. License revenue from royalty payments is recognized upon receipt of royalty reports from VARs related to their product sales. Revenue from maintenance is recognized ratably over the term of the agreements. Revenue from education and consulting services are recognized as the related services are performed.

The decrease in total revenues was the result of a decrease in service revenues of 11% from $7.1 million in fiscal 2001 to $6.3 million in fiscal 2002. Consulting revenues for fiscal 2002 decreased to $0.4 million, 50%, from $0.8 million for fiscal 2001. Maintenance revenues for fiscal 2002 decreased by 6% to $5.8 million from $6.2 million for fiscal 2001. In fiscal 2002, the decrease in maintenance and consulting revenues was primarily the result of general economic conditions which resulted in budget tightening within the industry and the Company's customer base. The Company generally renews about 85% of its maintenance agreements, which is typically augmented by new product maintenance revenues. However in fiscal 2002, a larger percentage of software license revenue was from license upgrades and royalties, which do not generate new additional maintenance revenues, thus causing the decrease in total maintenance revenues. Consulting revenues for fiscal 2001 decreased to $0.8 million from $1.3 million in fiscal 2000. Maintenance revenues for fiscal 2001 decreased to $6.2 million from $7.0 million in fiscal 2000. The decrease in both consulting and maintenance revenues for fiscal 2001 was tied to the decreases in the marketing of the Company's products and services to existing customers.

Software license revenues increased by 1%, to $7.3 million in fiscal 2002 from $7.2 million in fiscal 2001. Software license revenues for fiscal 2001 decreased by 43% to $7.2 million from $12.6 million in fiscal 2000. The increase in fiscal 2002 was the result of the stabilization in the U.S. sales team, the introduction of the ACCELL/Web product, and diminished customer concerns over the Company's financial reporting issues and condition from the prior year. The decrease in fiscal 2001 was the result of a high level of product prepays in fiscal 2000, the turnover in the U.S. sales team, the distractions caused by the investigation and customer concerns over the Company's financial reporting issues that were announced in July 2000.

International revenues include all software license and service revenues from customers located outside the United States. International revenues from the Company's direct sales organizations in Europe and Japan and from VARs, distributors, and other partners in all international locations accounted for 63%, 57% and 55% of total revenues in fiscal years 2002, 2001 and 2000, respectively.

Cost of Revenues

Cost of Software Licenses.    Cost of software licenses consists primarily of product packaging and production costs in the U.S. and Japan and royalties paid for licensed technology. Cost of software licenses was $0.5 million for fiscal year 2002, $0.7 million for fiscal 2001 and $1.3 million in fiscal 2000. Decreased reliance on licensed technology from third party vendors and reduced documentation printing costs accounted for the decrease for fiscal 2002 and 2001. Costs associated with royalties and other direct production costs are incurred at the time of the sale, while the software license revenue may be recognized in different periods, depending on the terms of the contract. Accordingly, these costs may fail to directly correlate to the changes in related revenues from period to period, as occurred in fiscal 2000, when license revenues decreased while the related expenses increased.

Cost of Services.    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services in fiscal 2002 decreased 55% to $1.4 million from $3.1 million in fiscal 2001 and $4.0 million in fiscal 2000. In fiscal 2002 and 2001, the Company experienced decreases in consulting revenues, which reduced the Company's requirement for outside contractors, therefore reducing overall consulting costs. In order to bring its servicing expenses in line with its revenue during fiscal 2001, the Company initiated a reduction in its work force resulting in a 42% decrease in the support and consulting staff. The cost of services has a high component of fixed costs, and therefore does not fluctuate readily with changes in revenues.

As a result, cost of services as a percent of services revenues in fiscal 2002 was 23% as compared to 44% in fiscal 2001. In fiscal 2000, cost of services as a percent of service revenues was 48%. The Company continues to evaluate the efficiency of its support, consulting and training operations and has plans to expand its expertise in J2EE application development solutions in fiscal 2003 in order to capitalize on these opportunities. As a result, consulting service costs may increase, and, as there is generally a delay in time when additional consulting personnel are hired and when they become fully productive, the Company's results of operations may be adversely affected by the expansion of the Company's consulting services.

Operating Expenses

Product Development.    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2002 decreased 16% to $4.1 million from $4.9 million in fiscal 2001 and $6.7 million in fiscal 2000. The decrease in fiscal 2002 and 2001 was primarily the result of a reduction in the work force in October 2000 and the elimination of most contract programmers. Product development costs as a percentage of total revenues was 30% in fiscal 2002, 34% in fiscal 2001 and 32% in fiscal 2000. The Company believes that substantial investment in product development is critical to maintaining technological leadership and therefore expects to continue to devote significant resources to product development in fiscal 2003.

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. See Note 1 of Notes to Consolidated Financial Statements. In accordance with this policy, there were no capitalizable software development costs in fiscal years 2002, 2001 or 2000.

Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses consist primarily of salaries, bonuses and commissions, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $6.0 million for 2002, $10.7 million for 2001 and $16.8 million for 2000. SG&A expenses for fiscal 2002 decreased $4.7 million primarily due to a decrease in sales and marketing of $3.0 million which was the result of the reduction in the work force in fiscal 2001, reduction of travel expenses and other overall cost containment programs. In fiscal 2002, the Company recovered $0.4 million in prior years bad debt expenses as compared to fiscal 2001 and 2000 when the Company added $0.6 million and $1.9 million in expenses for anticipated bad debt. This improvement in expenses required for bad debt allowances is the result of the improved quality of license revenue transactions and the Company's management of its delinquent portfolio. SG&A expenses for fiscal year 2001 were lower compared to fiscal 2000 primarily as the result of staff reductions, curtailment of bonuses, reductions in commissions paid as a result of decreased sales, reduction of travel expenses and other cost containment programs.

Write-down of Other Investments.    The Company continues to periodically review its inverstments, as a result of continued weakness in the software development industry. During the third and fourth quarters of fiscal 2002, the Company reduced the carrying value of its investment in Evergreen Internet, Inc by $1.3 million through a non-cash impairment charge. During fiscal 2001, the Company had recorded an impairment charge of $3.7 million related to this same asset.

Special Charges.    In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred special charges related to the investigation itself, legal expenses, additional auditing costs and other litigation related costs of $3.4 million for fiscal 2001. However, during fiscal 2002, the Company recorded a recovery of special charges of $1.3 million. This recovered amount was due primarily to the settlement of the class action lawsuit filed against the Company and resolution of additional audit billings incurred during the restatement.

Other Income.    Other income, net consists primarily of foreign exchange gains and losses, interest earned by the Company on its cash, cash equivalents and short-term investments net of interest expense on long-term debt and gains or losses on the liquidation of Company assets, including the dissolution of the Japan subsidiary. Other income was $36,000 income in fiscal 2002, as compared to $213,000 expense in 2001, and $367,000 income in 2000. Other income for fiscal 2002 consisted primarily of foreign currency exchange losses offset by $178,000 of other income associated with the liquidation of the Company's subsidiary in Japan. The increase in other expense in fiscal 2001 as compared to fiscal 2000 other income was due primarily to the loss on the sale of Unify InterAmerica of $0.4 million during fiscal 2001. The Company's subsidiaries and distributors in the United Kingdom, France and Japan operate in local currencies. Foreign currency gains and losses on local currency intercompany accounts held in the U.S. have been immaterial to date; however, if the value of the U.S. dollar increases relative to foreign currencies, the Company's business, operating results, and financial condition could be adversely affected.

Provision for Income Taxes.    The Company recorded a federal income tax benefit for fiscal 2002 as the result of income tax refunds received. No state tax provisions were recorded for fiscal 2002 due to the use of operating loss carryforwards. No federal income or state tax provisions were recorded for fiscal 2001 due to net operating losses. The recorded tax provisions in these years relates primarily to foreign income tax withholding on software license royalties paid by the Company to certain foreign licensees. At April 30, 2002, the Company had available federal net operating loss carryforwards of approximately $38.1 million.

Liquidity and Capital Resources

At April 30, 2002, the Company had cash, cash equivalents and short-term investments of $3.0 million, compared to $3.2 million at April 30, 2001. Working capital increased to $0.1 million at April 30, 2002 from a negative $3.9 million at April 30, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company achieved net income during fiscal 2002, net losses of $12,331,000 and $7,684,000 were incurred in fiscal 2001 and 2000, respectively, and the accumulated deficit was $57,867,000 as of April 30, 2002. In addition, the Company has experienced a decline in annual revenues and negative cash flows from operations during the three previous fiscal years (See Note 10 of Notes to Consolidated Financial Statements). These factors indicate that the Company may potentially be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits. During fiscal 2003, management plans to continue to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell the Company's next generation products to existing and new customers. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. If required, the Company's ability to obtain additional financing on acceptable terms may be adversely affected as a result of the delisting of the Company's Common Stock from the NASDAQ National Market.. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company will be required to significantly reduce its operations

Operating Cash Flows.    The Company had negative cash flows from operations totaling $0.4 million for fiscal 2002, $6.0 million for fiscal 2001 and $0.4 million for fiscal 2000. The negative operating cash flows for fiscal 2002 resulted from decreases in accounts payable of $1.3 million, other accrued liabilities of $1.5 million primarily as the result of settlements of class action and derivative suits, deferred revenue of $0.4 million and accrued compensation and related expenses of $0.3 million, primarily as the result of the liquidation of Japan, and an increase in accounts receivable of $0.5 million. These amounts were partially offset by a decrease of $0.2 million in prepaid expenses and other current assets, the non cash write-down of other investments of $1.3 million, the elimination of cumulative translation adjustments upon the liquidation of Unify Japan of $0.1 million, depreciation of $0.4 million and net income of $1.6 million. The negative operating cash flows for fiscal 2001 resulted from a net loss of $12.3 million, a decrease in deferred revenues of $1.5 million and a decrease in accrued compensation and related expenses of $0.4 million, partially offset by a decrease in accounts receivable of $2.3 million, the write down of other investments of $3.7 million, depreciation of $0.9 million, $0.8 million increase in accounts payable, $0.2 million decreases in prepaid expenses and $0.4 million increase in other accrued liabilities. The negative operating cash flows for fiscal 2000 resulted from a net loss of $7.7 million, offset primarily by depreciation of $0.9 million and increases in deferred revenue of $1.3 million and other accrued liabilities of $1.6 million and a decrease to accounts receivable of $3.8 million.

Investing Cash Flows.    Net cash and cash equivalents provided by investing activities totaled $0.2 million for fiscal 2002, $0.8 million in fiscal 2001, and $1.5 million in fiscal 2000. Net cash provided by investing activities of $0.2 million in fiscal 2002 consisted primarily of the sale of available for sale securities and other assets of $0.1 million and decreases in restricted cash of $0.1 million, partially offset by purchases of property and equipment and other investments of $0.1 million. Net cash provided by investing activities of $0.8 million in fiscal 2001 consisted primarily of $3.7 million in sales from available for sale securities partially offset by the net increase in other investments of $2.1 million which represents $2.2 million additional investment in Evergreen Internet Inc. less the sale of the iChatterbox investment for $0.1 million. The remaining offset to fiscal 2001 investing activities was the result of the sale of other assets and property and equipment purchases. Net cash provided by investing activities of $1.5 million in fiscal 2000 consisted primarily of $6.0 million in sales from available for sale securities and a decrease in other assets of $0.3 million, offset by $3.7 million in securities purchases, $0.6 million in property and equipment purchases and $0.6 million in other investments.

Financing Cash Flows.    Cash used in financing activities was $0.1 million in fiscal 2002, as compared to cash provided by financing activities of $0.7 million in fiscal 2001, and $1.2 million in fiscal 2000. The cash used in financing activities in 2002 was the result of principle payments under debt obligations and amounts payable to minority interest stockholders of $0.3 million reduced by proceeds from issuance of common stock from stock options exercises and purchases under the employee stock purchase plan of $0.2 million. Cash provided by financing activities in fiscal 2001 of $0.7 million was provided from stock option exercises and purchases under the employee stock purchase plan of $0.6 million and an increase in note payable to minority interest stockholders of $0.1 million. Cash provided by financing activities in fiscal 2000 of $1.2 million was provided from stock option exercises and purchases under the employee stock purchase plan of $1.3 million and collection of notes receivable from stockholders of $0.1 million offset by a reduction in note payable to minority interest stockholders of $0.2 million.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB) approved for issuance Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. SFAS No. 142 is effective for the fiscal year beginning May 1, 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on its financial position, results of operations and cash flows.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS No. 144 beginning May 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no long-lived assets that were impaired or that were to be disposed of as of April 30, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and investments, which totaled $3.0 million at April 30, 2002. Unify had no investments at April 30, 2002. In fiscal 2001, the securities in the Company's investment portfolio were generally classified as available for sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity.

Unify does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

Foreign Currency Exchange Rate Risk.    As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. For example, when the U.S. dollar strengthens against the major European currencies, it results in lower revenues and expenses recorded for those regions when translated into U.S. dollars.

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom, France and Japan. At April 30, 2002, the Company had $0.5 million, $0.1 million and $0.3 million in such receivables denominated in British pounds, Euros and Japanese yen, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the financial statements and supplementary financial information, which are filed, as part of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item which relates to the Company's directors and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the fiscal 2002 Annual Meeting of Stockholders (the "2002 Annual Meeting of Stockholders") and is incorporated herein by reference. The information required by this item which relates to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements

  2.
  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	52
All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.
  3.
  Exhibits—See Item 14(c) below.

(b)
Reports on Form 8-K

  During the quarter ended April 30, 2002, Unify filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

  Form 8-K filed on March 1, 2002 announcing that Unify had entered into a memoranda of understanding to settle the shareholder and derivative litigation pending against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California and the California state court.

(c)
Exhibits

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of the Company (1)
3.2		Bylaws of the Registrant (1)
4.1		Form of Stock Certificate (1)
10.2	*	1991 Stock Option Plan, as amended (1)
10.3	*	1996 Employee Stock Purchase Plan (1), (3)
10.4		Form of Indemnification Agreement (1)
10.5		Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and Artificial Intelligence Research (1)
10.6		Office Building Lease for Sacramento Facility, Dated December 17, 1999 (2)
10.8	*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (4)
10.9	*	2001 Stock Plan (3)
21.1		Subsidiaries of the Registrant (1)
23.1		Independent Auditors' Consent

(1)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on December 22, 2000.

(3)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-Q on March 14, 2002.

(4)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on July 30, 2001.

*
Exhibit pertains to a management contract or compensatory plan or arrangement.

(d)
Financial Statement Schedule

  See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION
By:	/s/ TODD E. WILLE Todd E. Wille Chairman, President and Chief Executive Officer

Dated: July 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE Todd E. Wille	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 26, 2002
/s/ DAVID H. ADAMS David H. Adams	Chief Financial Officer (Principal Financial and Accounting Officer)	July 26, 2002
/s/ KURT M. GARBE Kurt M. Garbe	Director	July 26, 2002
/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	July 26, 2002
/s/ JACK CORRIE Jack Corrie	Director	July 26, 2002

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Unify Corporation:

We have audited the accompanying consolidated balance sheets of Unify Corporation and subsidiaries (the "Company") as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the Company's financial statement schedule listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net loss during the years ended April 30, 2001 and 2000, its accumulated deficit as of April 30, 2002, and the decline in the Company's revenues, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
San Jose, California
May 23, 2002

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2002	April 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,993	$2,984
Restricted cash	43	118
Investments	—	100
Accounts receivable, net of allowances of $318 in 2002, and $902 in 2001	3,279	2,815
Prepaid expenses and other current assets	339	600

Total current assets	6,654	6,617
Property and equipment, net	396	744
Other investments	589	1,850
Other assets	78	133

Total assets	$7,717	$9,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$626	$1,877
Current portion of long term debt	240	—
Other accrued liabilities	1,372	3,406
Accrued compensation and related expenses	689	1,013
Payable to minority interest stockholders	291	528
Deferred revenue	3,328	3,722

Total current liabilities	6,546	10,546
Long term debt	200	—
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding in 2002 and 2001	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 20,338,663 and 19,604,548 shares outstanding in 2002 and 2001, respectively	20	18
Additional paid-in capital	59,088	58,925
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(210)	(651)
Accumulated deficit	(57,867)	(59,434)

Total stockholders' equity (deficit)	971	(1,202)

Total liabilities and stockholders' equity (deficit)	$7,717	$9,344

See accompanying notes to consolidated financial statements.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2002	2001	2000
Revenues:
Software licenses	$7,303	$7,229	$12,576
Services	6,297	7,074	8,475

Total revenues	13,600	14,303	21,051

Cost of revenues:
Software licenses	498	662	1,342
Services	1,442	3,085	4,037

Total cost of revenues	1,940	3,747	5,379

Gross profit	11,660	10,556	15,672

Operating expenses:
Product development	4,099	4,912	6,696
Selling, general and administrative	6,016	10,697	16,835
Write-down of other investments	1,300	3,650	—
Special charges (recovery)	(1,276)	3,356	—

Total operating expenses	10,139	22,615	23,531

Income (loss) from operations	1,521	(12,059)	(7,859)
Other income (expense), net	36	(213)	367

Income (loss) before income taxes	1,557	(12,272)	(7,492)
Provision (benefit) for income taxes	(10)	59	192

Net income (loss)	$1,567	$(12,331)	$(7,684)

Net income (loss) per share:
Basic	$0.08	$(0.65)	$(0.42)

Diluted	$0.08	$(0.65)	$(0.42)

Shares used in computing net income (loss) per share:
Basic	20,232	18,979	18,127

Diluted	20,779	18,979	18,127

See accompanying notes to consolidated financial statements.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock			Note Receivable from Stockholder	Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital			Accumulated Deficit	Total Stockholders' Equity (deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances at April 30, 1999	17,467,172	$18	$54,114	$(125)	$(643)	$(39,419)	$13,945
Comprehensive loss
Net loss	—	—	—	—	—	(7,684)	(7,684)	$(7,684)
Translation adjustments	—	—	—	—	(210)	—	(210)	(210)
Unrealized holding losses arising during period	—	—	—	—	(39)	—	(39)	(39)

Total comprehensive loss								$(7,933)

Exercise of stock options	945,840	—	1,112	—	—	—	1,112
Issuance of common stock:
Under employee stock purchase plan	111,755	—	217	—	—	—	217
Acquisition of investment	216,931		2,820	—	—	—	2,820
Payment on note receivable from stockholder, net of interest	—	—	—	125	—	—	125
Other	3,381	—	—	—	—	—	—

Balances at April 30, 2000	18,745,079	$18	$58,263	$—	$(892)	$(47,103)	$10,286
Comprehensive loss
Net loss	—	—	—	—	—	(12,331)	(12,331)	$(12,331)
Translation adjustments	—	—	—	—	202	—	202	202
Unrealized holding gains arising during period	—	—	—	—	39	—	39	39

Total comprehensive loss								$(12,090)

Exercise of stock options	733,554	—	352	—	—	—	352
Issuance of common stock under employee stock purchase plan	125,915	—	310	—	—	—	310
Note receivable from stockholder	—	—	—	(60)	—	—	(60)

Balances at April 30, 2001	19,604,548	$18	$58,925	$(60)	$(651)	$(59,434)	$(1,202)
Comprehensive income
Net income	—	—	—	—	—	1,567	1,567	$1,567
Translation adjustments	—	—	—	—	302	—	302	302
Elimination of cumulative translation adjustments upon liquidation of Unify Japan					139	—	139	139

Total comprehensive income								$2,008

Exercise of stock options	138,169	—	40	—	—	—	40
Issuance of common stock under employee stock purchase plan	595,946	2	119	—	—	—	121
Stock-based compensation	—	—	4	—	—	—	4

Balances at April 30, 2002	20,338,663	$20	$59,088	$(60)	$(210)	$(57,867)	$971

See accompanying notes to consolidated financial statements.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,567	$(12,331)	$(7,684)
Reconciliation of net income (loss) to cash used in operating activities:
Depreciation	365	881	942
Write-down of other investments	1,300	3,650	—
Elimination of cumulative translation adjustments upon liquidation of Unify Japan	139	—	—
Stock-based compensation	4	—	—
Changes in operating assets and liabilities:
Accounts receivable	(455)	2,294	3,805
Prepaid expenses and other current assets	206	212	(103)
Accounts payable	(1,250)	777	(43)
Accrued compensation and related expenses	(321)	(359)	(226)
Other accrued liabilities	(1,533)	370	1,620
Deferred revenue	(401)	(1,533)	1,250

Net cash used in operating activities	(379)	(6,039)	(439)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(100)	(3,669)
Maturities/sale of available-for-sale securities	121	3,669	6,033
Decrease in restricted cash	75	—	—
Purchases of property and equipment	(38)	(605)	(564)
Increase in other investments	(39)	(2,130)	(550)
Other assets (increase) decrease	107	(55)	298

Net cash provided by investing activities	226	779	1,548

Cash flows from financing activities:
Proceeds from issuance of common stock, net	161	602	1,329
Principal payments under debt obligations	(60)	—	—
Payable to minority interest stockholders	(222)	135	(207)
Collection of notes receivable from stockholders, net of interest accrual	—	—	125
Net cash provided by (used in) financing activities	(121)	737	1,247

Effect of exchange rate changes on cash	283	100	(146)

Net increase (decrease) in cash and cash equivalents	9	(4,423)	2,210
Cash and cash equivalents, beginning of year	2,984	7,407	5,197

Cash and cash equivalents, end of year	$2,993	$2,984	$7,407

Supplemental noncash investing and financing activities:
Common stock issued for acquisition of investment	$—	$—	$2,820
Loan to stockholder on common stock issued	$—	$60	$—
Conversion of other accrued liabilities to long-term debt	$500	$—	$—
Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$18	$6	$115
Income taxes	$(286)	$17	$464

See accompanying notes to consolidated financial statements.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Summary of Significant Accounting Policies

The Company

Unify Corporation is a leading provider of business application platform solutions that enable companies to develop and deploy Web, graphical, and character-based applications. Unify's application development and deployment, and database software enables organizations to implement business applications across their entire enterprise. Unify's business application platform solutions include Unify ACCELL, a rapid application development platform, Unify DataServer, an enterprise relational database management system and Unify VISION, a graphical client/server application development and deployment system. In addition, the Company provides consulting, education and customer support services.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Unify Japan KK, which was 66% owned by the Company. All significant intercompany balances and transactions have been eliminated. The Company did not allocate any of Unify Japan KK net loss to the minority interest shareholders for the periods presented as Unify Japan KK was in a negative equity position. At April 30, 2002, the Company sold the assets and the trade rights to a newly formed Japanese corporation who will represent Unify as its distributor in Japan. Unify has an investment of less than 15% in the new entity and carries the investment in "Other Investments" using the equity method.

The functional currencies of the Company's foreign subsidiaries are their local currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income and recorded in other comprehensive income.

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

Investments

The Company's investments are classified as available-for-sale. Investments are carried at fair value, which approximated cost. Unrealized gains or losses are reported as accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk And Credit Evaluations

Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and investments. The Company places its cash, cash equivalents and investments primarily with three financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 2002, 2001 and 2000. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses.

Other Investments

The Company carries other investments at cost, subject to evaluation for impairment.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Capitalized Software

Software development costs are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility, which for the Company is usually upon completion of a working model, and ends when the product is offered for sale. There are generally no significant capitalizable costs for the Company's software development projects. In the event that capitalizable software development costs do arise, amortization of those costs is computed on a product-by-product basis as the greater of the ratio of current product revenues to the total of current and anticipated product revenues or the straight-line method over the software's estimated economic life, generally one to three years.

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

Revenue Recognition

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is probable. License revenue from royalty payments is recognized upon receipt of royalty reports from VARs related to their product sales. Revenue from maintenance is recognized ratably over the term of the agreements. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues from consulting and training services are recognized as the services are performed. The Company's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 97-2, Software Revenue Recognition, and related amendments and interpretations.

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

Earnings (Loss) Per Share

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

Comprehensive Income (loss)

Comprehensive income (loss) includes net income and comprehensive income (loss). The Company's sources of other comprehensive income (loss) are gains and losses on the exchange rate of foreign currency as it relates to transactions between the Company and its foreign subsidiaries and distributors, and unrealized gains and losses on securities available for sale.

Segment Reporting

For fiscal 2002, the Company had three reportable operating segments, the Americas, Europe, and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of business application platform software and related services. The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the United Kingdom and France and through distributors, VARs and SIs.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. SFAS No. 142 is effective no later than the fiscal year beginning May 1, 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on its financial position, results of operations or cash flows.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events And Transactions." SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for the fiscal year beginning May 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows.

Reclassifications

Certain items in the fiscal 2001 and 2000 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation. These reclassifications had no effect on net loss or stockholders' equity.

Note 2.    Results of Operations and Management's Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company achieved net income during fiscal 2002, net losses of $12,331,000 and $7,684,000 were incurred in fiscal 2001 and 2000, respectively, and the accumulated deficit was $57,867,000 as of April 30, 2002. In addition, the Company has experienced a decline in annual revenues and negative cash flows during the previous three fiscal years. These factors indicate that the Company may potentially be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits. During fiscal 2003, management plans to continue to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell the Company's next generation products to existing and new customers. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

Note 3.    Acquisitions and Divestitures

On April 30, 2002, the Company sold the assets and the trade rights of Unify Japan KK to a newly formed Japanese corporation who will represent Unify as its master distributor in Japan. Unify has an investment of less than 15% in the new entity and carries the investment in "Other Investments." In connection with the liquidation of this subsidiary, the Company recognized $178,000 of other income in fiscal 2002, consisting of the reversal of Japanese royalty taxes totaling $317,000 which had been accrued assuming repatriation of amounts from the Japanese subsidiary, offset by a $139,000 charge to operations associated with the elimination of cumulative translation adjustments for the subsidiary. The royalty taxes will no longer be payable as a result of the liquidation.

Note 4.    Investments

At April 30, 2002 the Company had no short-term investments. Short-term investments at April 30, 2001 consisted of a corporate bond for $100,000 maturing within one year.

Note 5.    Accounts Receivable

During fiscal year 2001, the Company had agreements to factor accounts receivable on a non-recourse and full recourse basis, which expired in July 2000. During all of fiscal 2001, the Company had no accounts receivable factored under such agreements. The Company did not renew this agreement nor enter into any new agreements to factor accounts receivable in fiscal 2002.

Note 6.    Property and Equipment

Property and equipment at April 30 consisted of the following (in thousands):

	2002	2001
Equipment	$3,194	$4,993
Furniture and leasehold improvements	856	1,079

	4,050	6,072
Less accumulated depreciation and amortization	(3,654)	(5,328)

Property and equipment, net	$396	$744

Note 7.    Other Investments

Other investments represent common stock in three closely held companies. The Company's ownership interest in Arrango Software International and Evergreen Internet is less than 10% and the ownership interest in Unify Japan, the newly formed Japan Corporation, is less than 15%. At April 30, 2002 and 2001 other investments consisted of the following (in thousands):

	2002	2001
Arrango Software International, Inc.	$500	$500
Evergreen Internet, Inc.	50	1,350
Unify Japan	39	—

	$589	1,850

On February 25, 2000, the Company entered into an agreement to exchange a combination of common stock with an aggregate value of $5.0 million for 1,040,993 shares of the common stock of Evergreen Internet, a developer of e-commerce software. On March 14, 2000, the Company issued 216,931 shares of its common stock with a value of $2.8 million to Evergreen as partial payment. On August 1, 2000, the Company paid $2.2 million in cash to Evergreen. Based upon a comprehensive review of its investments and long-lived assets during fiscal 2001, the Company recorded a noncash charge of $3,650,000 to write-down the carrying amount of Evergreen to its estimated realizable value. During fiscal 2002, as a result of continued weakness in the software development industry, the Company reduced the carrying value of its investment in Evergreen by an additional $1,300,000.

On April 30, 2002, the Company and its minority interest partner sold the assets and trade rights of Unify Japan KK to a newly formed Japanese corporation which will represent Unify as its master distributor in Japan. Unify has an investment of less than 15% in that new entity.

Note 8.    Stockholders' Equity (Deficit)

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

Stock Option Plan

The Company adopted a new stock option plan, the 2001 Stock Option Plan (the "2001 Option Plan"), at the Annual Shareholders Meeting held on September 26, 2001. Under the 2001 Stock Option Plan, the Company may grant options to purchase up to 1,950,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. Under the 1991 Stock Option Plan (the "1991 Option Plan"), the Company may grant options to purchase up to 5,400,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. As of March 2001, the 1991 Option plan expired. A summary of stock option activity under the 1991 Option Plan and 2001 Option Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 1999	2,276,120	$1.49
Granted (weighted average fair value of $4.99)	530,800	7.92
Exercised	(945,840)	1.18
Cancelled/expired	(176,680)	4.04

Outstanding at April 30, 2000	1,684,400	3.42
Granted (weighted average fair value of $0.17)	1,170,711	0.22
Exercised	(733,554)	0.46
Cancelled/expired	(783,774)	3.05

Outstanding at April 30, 2001	1,337,783	2.46
Granted (weighted average fair value of $0.22)	1,189,850	0.27
Exercised	(138,169)	0.28
Cancelled/expired	(276,862)	2.41

Outstanding at April 30, 2002	2,112,602	1.38

Additional information regarding options outstanding at April 30, 2002 is as follows:

	Options Outstanding
				Options Exercisable
		Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.12 - 0.175	403,069	3.81	$0.12	291,841	$0.12
0.25 - 0.25	353,000	9.42	0.25	75,624	0.25
0.26 - 0.26	586,000	9.55	0.21	29,947	0.26
0.28 - 1.38	302,114	5.78	0.64	158,493	0.91
1.50 - 6.31	340,419	6.53	3.95	296,893	3.69
6.38 - 22.13	128,000	7.52	8.50	84,392	8.37

0.12 - 22.13	2,112,602	7.28	1.37	937,190	2.14

Options to purchase 547,898 and 441,428 shares at weighted average prices of $2.89 and $1.59 were exercisable at April 30, 2001 and 2000. At April 30, 2002, 755,650 shares were reserved for future grants under the Stock Option Plan.

Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), as Amended effective November 15, 2001, eligible employees may purchase the Company's common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of

24 months' duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Common stock issued under the Purchase Plan during fiscal 2002, 2001 and 2000 totaled 595,946, 125,915, and 117,755 shares at weighted average prices of $0.20, $2.46, and $1.93, respectively. The weighted average fair values of the fiscal 2002, 2001 and 2000 awards were $0.15, $0.40, and $9.43 per share, respectively. At April 30, 2002, 970,942 shares were reserved for future issuance under the Purchase Plan.

Additional Stock Plan Information

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements issued at fair value.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method for the periods prior to June 1996, the date of the Company's initial public offering of common stock and the Black-Scholes option pricing model for subsequent periods, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 118% in fiscal 2002, 139% in fiscal 2001 and 93% in fiscal 2000; risk-free interest rates, 4.0% in fiscal 2002, 5.7% in fiscal 2001 and 5.9% in fiscal 2000; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the Company's stock-based awards had been amortized to expense over the vesting period of the awards, pro forma earnings would have been $1,154,000 or $0.06 per basic share and diluted share in fiscal 2002 while pro forma net loss would have been $12,827,000 or $0.68 loss per basic and diluted share in fiscal 2001 and pro forma net loss of $9,042,000 or $0.50 loss per basic and diluted share in fiscal 2000.

Note Receivable from Stockholder

Note receivable from stockholder at April 30, 2002 consisted of the principal balance due on a $60,000 full recourse note from one of the Company's officers. The note has an interest rate of 5% annually, and is secured by 375,000 shares of common stock and is due and payable on October 1, 2003.

Note 9.    Income Taxes

The Company recorded a federal income tax benefit for fiscal 2002 as the result of refunds received. No state tax provisions were recorded for fiscal 2002 due to the use of operating loss carryforwards and no state tax provisions were recorded for fiscal 2001 and 2000 due to the Company's net losses. No federal income tax provisions were recorded for fiscal 2001 and 2000 due to net losses. The Company's tax provisions relate primarily to foreign income tax withholding on software license royalties paid to the Company by certain licensees. Income (loss) before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2002	2001	2000
Domestic	$(183)	$(11,176)	$(6,216)
Foreign	1,740	(1,096)	(1,276)

Total income (loss) before income taxes	$(1,557)	$(12,272)	$(7,492)

Foreign taxes	$182	$52	$190
Federal and state income taxes	(192)	7	2

Total provision for income tax	$(10)	$59	$192

The provision for income taxes for the years ended April 30, 2002, 2001 and 2000 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2002	2001	2000
Computed tax expense (benefit)	$544	$(4,295)	$(2,622)
Increases (reductions) in tax expense resulting from:
Foreign withholding taxes	46	52	190
Increase (decrease) in valuation allowance for deferred tax assets	(1,261)	4,423	2,767
Expiration of net operating loss carryforwards	587	—	—
Other	74	(121)	(143)

Actual provision for income tax	$(10)	$59	$192

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$14,537	$15,442
Foreign tax credits	466	550
Deferred revenue	470	713
Reserves and other accruals	2,114	1,891
Allowance for losses on accounts receivable	571	767
Other	133	189

Total deferred tax assets	18,291	19,552
Valuation allowance	(18,291)	(19,552)

Net deferred tax assets	$—	$—

Due primarily to changes in the deferred tax assets recorded for net operating loss carryforwards and deferred revenue, the valuation allowance decreased by $1,261,000 and increased by $4,423,000 in fiscal 2002 and 2001 respectively. At April 30, 2002, the Company had approximately $38,132,000 in federal net operating loss carryforwards, approximately $4,321,000 in state net operating loss carryforwards, approximately $2,874,000 in foreign net operating loss carryforwards, and approximately $466,000 in foreign tax credit carryforwards. The Company's federal net operating loss carryforwards expire beginning in fiscal 2006. The Company's other net operating loss and tax credit carryforwards have various expiration dates beginning in fiscal year 2003. The Company's ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Note 10.    Special Charges

In July 2000, Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation during fiscal year 2001, the Company incurred additional costs related to the investigation itself, legal expenses, additional auditing costs and other litigation related costs of $3,356,000. During fiscal year 2002, the Company recorded a recovery of $1,276,000 of these costs.

Note 11.    Other Income (Expenses)

Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2002	2001	2000
Interest income	$42	$191	$471
Interest expense	6	—	(118)
Foreign currency exchange loss	(188)	(242)	(61)
Loss on asset disposition	5	(388)	—
Liquidation of Unify Japan (Note 3)	178	—	—
Other	(7)	226	75

Other income (expenses), net	$36	$(213)	$367

Note 12.    Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30. All share and per share amounts have been adjusted to give effect to the 2 for 1 stock split in fiscal 2000 (in thousands except per share amounts):

	2002	2001	2000
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$1,567	$(12,331)	$(7,684)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	20,232	18,979	18,127
Effect of dilutive securities (stock options)	547	—	—

Weighted average shares of common stock outstanding, diluted	20,779	18,979	18,127

Per Share Amount:
Net income (loss) per share, basic	$0.08	$(0.65)	$(0.42)
Effect of dilutive securities	—	—	—

Net income (loss) per share, diluted	$0.08	$(0.65)	$(0.42)

Antidilutive Shares:	—	1,773	1,533

Note 13.    Related Party Transactions

At April 30, 2001, the Company and Sumitomo Metals Industries, Ltd. ("SMI") owned 66% and 34% of Unify Japan KK, respectively. On April 30, 2002, the Company and SMI sold the assets and the trade rights of Unify Japan KK to a newly formed Japanese corporation who will represent Unify as its master distributor in Japan. Unify has an investment of less than 15% in the new entity and carries the investment in "Other Investments."

Transactions with SMI

Total revenues include revenues from SMI of $124,000, $220,000 and $413,000 for fiscal 2002, 2001 and 2000, respectively. Unify Japan KK leased office space from SMI; rent expense for this office space totaled approximately $70,000, $57,000 and $63,000 in fiscal 2002, 2001 and 2000, respectively. Unify Japan KK also paid SMI approximately $95,000, $118,000 and $26,000 for the services of SMI employees in fiscal 2002, 2001 and 2000, respectively.

In September 1995, Unify Japan KK entered into a 100 million yen loan agreement with a bank affiliated with SMI. The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at April 30, 2002), and was secured by the assets of Unify Japan KK. The agreement due date has been extended to September 2002. As part of the liquidation of Unify Japan KK, the obligation to the bank was transferred to SMI, with the remaining balance of $291,000 at April 30, 2002 recorded in the accompanying consolidated balance as payable to minority shareholders. Payable to minority interest stockholders at April 30, 2001 consisted entirely of the balances due under the loan agreement.

Transactions with Directors

Included in other current assets at April 30, 2001 and 2002 is a note receivable, which has been fully reserved, from the Company's former chief executive officer relating to commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal 2000, which the Company believes were unauthorized. Included as a component of stockholders' equity at April 30, 2002 and 2001, is a note receivable from the Company's present chief executive officer in the amount of $60,000 for the purchase of the Company's common stock, upon the exercise of stock options. This full recourse note is due and payable on October 1, 2003 and bears interest at 5% per annum.

Note 14.    Employee Retirement Plan

The Company maintains a 401(k) profit sharing plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match up to 75% of participating employees' contributions not to exceed 6% of each employee's annual compensation. In fiscal years 2002, 2001 and 2000, the Company contributed $37,000, $208,000 and $254,000, respectively, to the 401(k) Plan.

Note 15.    Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 2002 were as follows (in thousands):

Years Ending April 30,
2003	$896
2004	843
2005	840
2006	867
2007	894
Thereafter	843

$5,183

Rent expense under operating leases was $894,000, $1,190,000, and $1,400,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

Subleased Properties

The Company subleases certain of its office space under non-cancelable operating lease arrangements. The Company's non-cancelable operating sub-leases at April 30, 2002 provide for future minimum rental income of $204,000, $212,000 and $163,000 for fiscal 2003, 2004 and 2005, respectively.

Litigation

In April 2002, the Company settled the consolidated class actions, the individual institutional investor actions and the consolidated derivative actions which were brought against Unify and certain of the Company's present and former directors and officers. The consolidated class and one derivative action, and the individual actions were filed in the United States District Court for the Northern District of California in 2000 and 2001, respectively. The consolidated derivative actions were filed in the Superior Court for the State of California in 2000 and were consolidated in the Superior Court for the State of California for the County of San Francisco in 2001. The class, individual and derivative actions all arose from events which led to Unify's restatement of the financial results for fiscal year 1999 and for the first three quarters of fiscal year 2000.

The global settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including plaintiff, individual and derivative action attorney fees, of which the amounts to be paid by the Company were paid by the Company's insurance carrier. On May 30, 2002, the Superior Court for the County of San Francisco approved the settlement in the derivative litigation. On July 12, 2002, the United States District Court for the Northern District of California granted final approval of the settlement in the class action. The parties to the individual actions expect to file a stipulation of settlement in those cases in July 2002.

In May 2001, a lawsuit was brought against the Company and certain of its present and former officers and directors by an insurance carrier which issued Unify a directors and officers liability and reimbursement excess policy. The action, which is presently pending in the United States District Court for the Northern District of California, seeks reformation and recission of that insurance policy. The Company intends to vigorously defend the action; however, there can be no assurance of the outcome of the action.

On May 20, 2002, the Securities and Exchange Commission ("SEC") filed a lawsuit in the United States District Court for the Northern District of California against the Company and two of its former officers based on circumstances surrounding the Company's restatements described above. The SEC alleged that the Company violated certain books and records provisions of the securities laws. The Company consented to the entry of a permanent injunction without admitting or denying the allegations set forth in the SEC's Complaint. The SEC did not seek disgorgement or civil monetary penalties against the Company. The Company also learned that in May 2002, the United States Attorney's Office for the Northern District of California has charged two former officers of the Company for violations of the federal securities laws. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of the federal securities laws. The Company continues to cooperate with the Securities and Exchange Commission and United States Attorney's Office.

Note 16.    Segment Information

For fiscal 2002, the Company had three reportable operating segments, the Americas, Europe, and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of business application platform software and related services. The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the United Kingdom, France and through distributors, value added resellers and OEMs. No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 2002, 2001 or 2000.

Financial information for the Company's reportable operating segments is summarized below (in thousands):

	2002	2001	2000
Total net revenues: (1)
Americas	$5,938	$7,152	$11,024
Europe	6,142	5,002	7,417
Japan	1,520	2,149	2,610

Total net revenues	$13,600	$14,303	$21,051

Operating income (loss):
Americas (2)	$(94)	$(10,430)	$(6,111)
Europe	1,733	(1,265)	(1,356)
Japan	(118)	(364)	(392)

Total operating income (loss)	$1,521	$(12,059)	$(7,859)

Interest income (3)	$42	$191	$471

Interest expense (3)	$6	$—	$118

Identifiable assets:
Americas	$2,115	$1,913	$8,159
Europe	3,828	3,129	4,121
Japan	656	892	1,848

Subtotal identifiable assets	6,599	5,934	14,128
Corporate assets (4)	1,984	3,909	13,256
Elimination of inter-company balances	(866)	(499)	(5,592)

Total assets	$7,717	$9,344	$21,792

Depreciation expense (5)	$365	$881	$942

Capital expenditures (5)	$38	$605	$564

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

(4)
Corporate assets consist primarily of cash and cash equivalents, investments, purchased technology, and property and equipment in the Americas.

(5)
The majority of the Company's capital expenditures are incurred for software (which occurs exclusively in the Americas) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the Americas in the periods presented.

Net revenues and long-lived assets by geographic area were as follows (in thousands):

	2002	2001	2000
Total net revenues:
Americas	$5,938	$7,152	$11,024
United Kingdom	3,790	3,088	4,599
France	2,352	1,914	2,818

Subtotal Europe	6,142	5,002	7,417

Japan	1,520	2,149	2,610

Total net revenues	$13,600	$14,303	$21,051

Long-lived assets:
Americas	$1,026	$2,636	$4,238
Foreign	37	91	213

Total long-lived assets	$1,063	$2,727	$4,451

Note 17.    Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2002 and 2001 results of operation on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2002:
Total revenues	$3,046	$3,287	$3,537	$3,730
Gross margin	$2,501	$2,749	$3,052	$3,358
Net income	$14	$66	$696 (1)	$791 (2)
Net income per share, basic	$0.00	$0.00	$0.03	$0.04
Net income per share, diluted	$0.00	$0.00	$0.03	$0.04
Year ended 2001:
Total revenues	$2,850	$3,562	$3,729	$4,162
Gross margin	$1,438	$2,771	$2,900	$3,447
Net loss	$(3,649)	$(4,575)	$(4,054)	$(53)
Net loss per share, basic	$(0.19)	$(0.24)	$(0.21)	$(0.00)
Net loss per share, diluted	$(0.19)	$(0.24)	$(0.21)	$(0.00)

(1)
Includes recovery of special charges of $1,376,000 (Note 10).

(2)
Includes other income of $178,000 related to liquidation of Unify Japan (Note 3).

SCHEDULE II

UNIFY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at Beginning of Period	Additions Charged to Operating Expenses	Deductions: Write-offs of Accounts	Additions (Deductions): Transfers Between Accounts	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended April 30, 2000	$850	$1,852	$(404)	$(541)	$1,757
Year ended April 30, 2001	$1,757	$353	$(969)	$(239)	$902
Year ended April 30, 2002	$902	$(362)	$(319)	$97	$318
Allowance for amounts due from minority interest stockholders:
Year ended April 30, 2000	$326	$—	$(326)	$—	$—
Year ended April 30, 2001	$—	$—	$—	$—	$—
Year ended April 30, 2002	$—	$—	$—	$—	$—
Allowance for long-term accounts and notes receivable—other assets:
Year ended April 30, 2000	$61	$23	$—	$541	$625
Year ended April 30, 2001	$625	$511	$—	$236	$1,372
Year ended April 30, 2002	$1,372	$(3)	$—	$(73)	$1,296

UNIFY CORPORATION
INDEX TO EXHIBITS

Exhibit No.		Description	Prior Filing or Sequential Page Number Herein
3.1		Restated Certificate of Incorporation of the Company	(1)
3.2		Bylaws of the Registrant	(1)
4.1		Form of Stock Certificate	(1)
10.2	*	1991 Stock Option Plan, as amended	(1)
10.3	*	1996 Employee Stock Purchase Plan	(1)
10.4		Form of Indemnification Agreement	(1)
10.5		Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and Artificial Intelligence Research	(1)
10.6		Office Building Lease for Sacramento Facility, Dated December 17, 1999	(2)
10.8	*	Form of Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	(4)
10.9	*	2001 Stock Option Plan	(3)
21.1		Subsidiaries of the Registrant	(1)
23.1		Independent Auditors' Consent

(1)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on December 22, 2000.

(3)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-Q on March 14, 2002.

(4)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on July 30, 2001.

*
Exhibit pertains to a management contract or compensatory plan or arrangement.

QuickLinks

PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
UNIFY CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
UNIFY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
UNIFY CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands, except share data)
UNIFY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
UNIFY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note 1. The Company and Summary of Significant Accounting Policies
  Note 2. Results of Operations and Management's Plan
  Note 3. Acquisitions and Divestitures
  Note 4. Investments
  Note 5. Accounts Receivable
  Note 6. Property and Equipment
  Note 7. Other Investments
  Note 8. Stockholders' Equity (Deficit)
  Note 9. Income Taxes
  Note 10. Special Charges
  Note 11. Other Income (Expenses)
  Note 12. Earnings Per Share
  Note 13. Related Party Transactions
  Note 14. Employee Retirement Plan
  Note 15. Commitments and Contingencies
  Note 16. Segment Information
  Note 17. Quarterly Results of Operations (Unaudited)
  SCHEDULE II
UNIFY CORPORATION VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)
UNIFY CORPORATION INDEX TO EXHIBITS