Form 10-Q
period 2002-07-31
UNIFY CORP
filed 2002-09-13
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002

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

20,894,062 shares of Common Stock, $0.001 par value, as of August 31, 2002

UNIFY CORPORATION
FORM 10-Q

Item 1.    Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2002	April 30, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,795	$2,993
Restricted cash	46	43
Accounts receivable, net	2,670	3,279
Prepaid expenses and other current assets	211	339

Total current assets	5,722	6,654
Property and equipment, net	376	396
Other investments	569	589
Other assets	78	78

Total assets	$6,745	$7,717

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$637	$626
Current portion of long term debt	240	240
Other accrued liabilities	1,136	1,372
Accrued compensation and related expenses	606	689
Note payable to minority interest stockholders	—	291
Deferred revenue	3,015	3,328

Total current liabilities	5,634	6,546
Long term debt	140	200
Stockholders' equity:
Common stock	21	20
Additional paid-in capital	59,279	59,088
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(117)	(210)
Accumulated deficit	(58,152)	(57,867)

Total stockholders' equity	971	971

Total liabilities and stockholders' equity	$6,745	$7,717

(1)
Derived from the audited consolidated financial statements for the year ended April 30, 2002.

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2002	2001
Revenues:
Software licenses	$1,105	$1,429
Services	1,533	1,617

Total revenues	2,638	3,046

Cost of revenues:
Software licenses	68	168
Services	234	377

Total cost of revenues	302	545

Gross margin	2,336	2,501

Operating expenses:
Product development	1,126	1,113
Selling, general and administrative	1,591	1,516
Recovery of special charges	(106)	(141)

Total operating expenses	2,611	2,488

Income (loss) from operations	(275)	13
Other income (expenses), net	(10)	23

Income (loss) before provision for taxes	(285)	36
Provision for taxes	—	22

Net income (loss)	$(285)	$14

Net income (loss) per share:
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

Shares used in computing net income (loss) per share:
Basic	20,639	19,462

Diluted	20,639	19,926

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(285)	$14
Reconciliation of net loss to net cash used in operating activities:
Depreciation	66	112
Write-down of other investments	20	—
Changes in operating assets and liabilities:
Accounts receivable	731	1,067
Prepaid expenses and other current assets	139	32
Accounts payable	2	(431)
Accrued compensation and related expenses	(100)	(204)
Other accrued liabilities	(277)	(243)
Deferred revenue	(422)	(548)

Net cash used in operating activities	(126)	(201)

Cash flows from investing activities:
Increase in restricted cash	(3)	(38)
Purchases of property and equipment	(46)	(19)
Other assets	4	3

Net cash used in investing activities	(45)	(54)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	191	77
Payment on long term debt	(60)	—
Repayment of payable to minority interest stockholders	(299)	(204)

Net cash used in financing activities	(168)	(127)

Effect of exchange rate changes on cash	141	(19)

Net decrease in cash and cash equivalents	(198)	(401)
Cash and cash equivalents, beginning of period	2,993	2,984

Cash and cash equivalents, end of period	$2,795	$2,583

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$1

Income taxes	$2	$17

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

        The condensed consolidated financial statements have been prepared by Unify Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 as filed with the SEC.

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

2.    Results of Operations and Management's Plan

        The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the three month period ended July 31, 2002, the Company recorded a net loss of $285,000 and has an accumulated deficit of $58,152,000. In addition, the Company has experienced a decline in annual revenues and decreases in cash and cash equivalents during the previous three fiscal years. These factors indicate that the Company may potentially be unable to continue as a going concern.

        The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits described in Part II, Item 1 of this report. During fiscal 2003, management plans to continue to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell the Company's next generation product to existing and new customers. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.    Other Investments

        Other investments represents common stock in three closely held technology companies. The Company's ownership interest in each company is less than 15%. Other investments consisted of the following (in thousands):

	July 31, 2002	April 30, 2002
Arrango Software International, Inc.	$500	$500
Evergreen Internet, Inc.	30	50
Unify Japan	39	39

	$569	$589

        During the first quarter of fiscal 2003, the Company reduced the carrying value of its investment in Evergreen Internet, Inc. by an additional $20,000, as a result of continued weakness in the software development industry.

4.    Comprehensive Income (Loss)

        The Company's total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended July 31,
	2002	2001
Net income (loss)	$(285)	$14
Foreign currency translation	93	(9)

Total comprehensive income (loss)	$(192)	$5

5.    Special Charges

        In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred additional costs during fiscal 2001 related to the investigation itself, legal expenses and additional auditing costs. During the three month periods ended July 31, 2002 and 2001 the Company recorded recoveries of $106,000 and $141,000 respectively.

6.    Earnings (Loss) Per Share

        SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted income per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for three month period ended July 31, 2002 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2002	2001
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$(285)	$14

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	20,639	19,462
Weighted average common equivalent shares outstanding	—	464

Weighted average shares of common stock outstanding, diluted	20,639	19,926

Per Share Amount:
Net income (loss) per share, basic	$(0.01)	$0.00
Reduction in net income (loss) per share due to weighted average common equivalent shares	(0.00)	0.00

Net income (loss) per share, diluted	$(0.01)	$0.00

Antidilutive Shares:	1,930	—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under "Volatility of Stock Price and General Risk Factors Affecting Quarterly Results" and in the Company's most recent Annual Report on Form 10-K under "Business—Risk Factors." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

        The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 as filed with the SEC.

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

        Unify's customers consist primarily of independent software vendors ("ISVs"), value added resellers ("VARs"), corporate information technology ("IT") departments, solutions integrators ("SIs") and distributors. The Company sells its products to these markets through its direct sales organizations in the Americas, United Kingdom and France, and indirectly to end-users through its worldwide network of distributors and VARs.

Critical Accounting Policies

        There have been no material changes to the Company's critical accounting policies and estimates as disclosed in its Form 10-K for the year ended April 30, 2002.

Results of Operations

        The Company recognizes software license revenue when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivables is deemed probable by management. Arrangements with payment terms extending beyond the Company's standard terms and conditions, and for which a history has not been established of successfully collecting under the original payment terms without making concessions, are not considered to be fixed and determinable. Revenue from such arrangements is recognized as the fees become due and payable. Service revenue includes maintenance revenue, which is recognized ratably over the maintenance period (generally a one year term), and revenue from consulting and training services, which is recognized as services are performed. Fees for maintenance are billed in advance and included in deferred revenue until recognized. The Company's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountant's Statement of Position No. 97-2, Software Revenue Recognition.

        The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months ended July 31,
	2002	2001
Revenues:
Software licenses	41.9%	46.9%
Services	58.1	53.1

Total revenues	100.0	100.0

Cost of revenues:
Software licenses	2.6	5.5
Services	8.9	12.4

Total cost of revenues	11.5	17.9

Gross profit	88.5	82.1

Operating expenses:
Product development	42.7	36.5
Selling, general and administrative	60.2	49.8
Recovery of special charges	(4.0)	(4.6)

Total operating expenses	98.9	81.7

Income (loss) from operations	(10.4)	0.4
Other income, net	(0.4)	0.8

Income (loss) before income taxes	(10.8)	1.2
Provision (benefit) for income taxes	0.0	0.7

Net income (loss)	(10.8)%	0.5%

Revenues

        Total revenues for the quarter ended July 31, 2002 decreased 13% from the same quarter of the prior year to $2.6 million. Revenues in North America improved modestly in absolute dollars, while international revenues decreased as a percentage of total revenues from 57% to 45% during the first quarter of fiscal 2003 compared to the same quarter of the prior fiscal year. The decrease in total revenues was primarily the result of software licenses which decreased $0.3 million, or 23%, to $1.1 million in the first quarter of fiscal 2003. The decrease in international software revenues reflects weakness in Japan, a seasonal lull in Europe that traditionally affects Unify's operations this time of year and a $0.25 million reversal of revenue previously recorded in the fourth quarter of fiscal 2002 because of sell through issues that subsequently arose pertaining to a transaction with a foreign distributor. As a result of these new facts the Company determined that the distributor could not demonstrate an ability to honor payment commitments until they collected cash from their customer.

        Services revenues decreased 5% to $1.5 million from $1.6 million for the same comparative period, due primarily to the decrease in consulting and training. Maintenance revenues remained flat at $1.5 million the first quarter of fiscal 2003 as compared to the same quarter for fiscal 2002. The Company generally renews about 85% of its maintenance agreements, which is typically augmented by new maintenance revenues from new product revenues. Consulting and training revenues decreased $0.1 million during the first quarter of fiscal 2003 as compared to the same period of the prior year, primarily as the result of general economic conditions which has resulted in budget tightening within the industry and the Company's customer base.

Cost of Revenues

        The Company's cost of revenues include cost of software licenses and cost of services. Cost of software licenses consist primarily of product documentation, packaging and production costs, and royalties paid for licensed technology. Cost of services consist primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services. Total cost of revenues as a percentage of total revenues decreased to 11% in the first quarter of fiscal 2003 from 18% for the first quarter of fiscal 2002.

        Cost of software licenses decreased by 59% in the first quarter of 2003 as compared to the same period of fiscal 2002. The decrease in the cost of software license revenues reflects the effect of cost control measures that were initiated in prior periods and a decrease in the use of technology licensed from third parties. Mismatches in revenues and expenses will vary from quarter to quarter and is the result of differences between revenue recognition and the recording of expenses, which for the most part are fixed period costs.

        Total cost of services decreased to $0.2 million in the first quarter of fiscal 2003 from $0.4 million during the same period in fiscal 2002. The cost of service has a high component of fixed costs, and therefore the relative dollar amount does not fluctuate as readily with the changes in revenues, however, the decrease in fiscal 2002 reflects the cost reduction measures that were initiated in prior periods and the reduction in the use of contract labor.

Product Development

        Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. For the first three month period of fiscal 2003, product development expenses remained flat at $1.1 as compared to the same three month period of fiscal 2002. Product development costs as a percentage of total revenues during the first quarter of fiscal 2003 was 43% of total revenues as compared to 37% for the first quarter of fiscal 2002. The Company believes that investments in product development is critical to maintaining technological leadership and therefore intends to continue to devote resources to product development.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 2002 increased 7% to $1.6 million, or 60% of total revenues, as compared to $1.5 million, or 50% of total revenues, for the same quarter of the prior year. The major components of SG&A for the first three months of fiscal 2003 were sales expenses of $0.9 million, marketing expenses of $0.1 million, general and administrative of $0.7 million and bad debt recovery of $0.1 million. Sales expenses decreased $0.1 million as a result of the liquidation of the Company's Japanese subsidiary. Marketing expenses decreased by $0.1 million during the same two comparative periods as the result of reduced corporate spending and the liquidation of the Japanese subsidiary. General and administrative expenses increased by less than $0.1 million, to $0.7 million during the first quarter of fiscal 2003 as compared to the same period in fiscal 2002, primarily as the result of increased cost of legal and accounting services insurance premiums. As a result of management's continuing revenue evaluation process, the performance and quality of its outstanding receivables has improved, and as a result, the Company had a net recovery of prior bad debt expense of $0.1 million during the three month ended July 31, 2002. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing spending and sales commission expense.

Special Charges

        In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred special charges related to the investigation itself, legal expenses, additional auditing costs an other litigation related costs. However during the first three months of fiscal 2003 and 2002, the Company recorded recoveries of special charges of $0.1 million in each period. These recoveries were due primarily to the settlement of the class action lawsuit filed against the Company, the resolution of additional billings incurred during the restatement, and reimbursements by our Directors and Officers insurance carriers. See Part II, Item 1.

Provision for Income Taxes

        The Company recorded no federal or state income tax provisions for the quarter ended July 31, 2002 as the Company had a net operating loss. For the first quarter ended July 31, 2001, the Company recorded tax provisions related primarily to foreign income taxes withholding on software license royalties paid to the Company by certain foreign licensees.

Liquidity and Capital Resources

        At July 31, 2002, the Company had cash, cash equivalents and short-term investments of $2.8 million, compared to $3.0 million at April 30, 2002. Working capital remained stable at $0.1 million at July 31, 2002 and April 30, 2002.

        The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the three month period ended July 31, 2002, the Company recorded a net loss of $285,000 and has an accumulated deficit of $58,152,000. In addition, the Company has experienced a decline in annual revenues and decreases in cash and cash equivalents during the previous three fiscal years. These factors indicate that the Company may potentially be unable to continue as a going concern.

        The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits described in Part II, Item 1 of this report. During fiscal 2003, management plans to continue to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell the Company's next generation product to existing and new customers. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

        The Company's operations resulted in a decrease in cash of $0.2 million during the three months ended July 31, 2002, as compared to a decrease of $0.4 million for the same period in the prior year. The decrease in cash provided by operating activities of $0.1 million for the first quarter of fiscal 2003 resulted from a net loss of $0.3 million, decreases in accrued compensation and related expenses and other liabilities of $0.4 million and a decrease in deferred revenues of $0.4 million, partially offset by decreases in accounts receivable, prepaid expenses and other current assets of $0.9 million and depreciation expense of $0.1 million. Investing activities during the period used cash of less than $0.1 million from the purchase of property and equipment. Cash used in financing activities during the period was $0.2 million, as a result of a repayment of the payable to minority interest stockholders and payment of long term debt of $0.4 million partially offset by proceeds from issuance of common stock under the Company's stock option and stock purchase plan of $0.2 million.

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

        Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for web application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected. The Company also expects that its operating results will be affected by seasonal trends, and that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

        The matters raising doubt about the ability of the Company to continue as a going concern are discussed in Note 2 to the Condensed Consolidated Financial Statements and Item 2. The Company's products are typically used to develop applications that are critical to a customer's business. Customers may be unwilling to build their business applications around the Company's products because the Company's ability to continue supporting its products in the future may be in doubt.

Item 3. Disclosures about Market Rate Risk

        Interest Rate Risk.    The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.8 million at July 31, 2002. The securities in the Company's investment portfolio are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Unify does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and attempts to ensure the safety of its invested funds by limiting default. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 2002, the fair value of the Company's cash equivalents and investments would change by an insignificant amount.

        Foreign Currency Exchange Rate Risk.    As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom and France. At July 31, 2002, the Company had $0.2 million and $0.1 million in such receivables denominated in British pounds and French francs, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

        The global settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including attorney fees for class action, derivative and individual action plaintiffs, of which the amounts to be paid by the Company were paid by the Company's insurance carrier. On May 30, 2002, the Superior Court for the County of San Francisco approved the settlement in the derivative litigation. On July 12, 2002, the United States District Court for the Northern District of California granted final approval of the settlement in the class action. The United States District court for the Northern District of California granted the stipulation of settlement and dismissed the individual investor actions on August 8, 2002.

        In May 2001, a lawsuit was brought against the Company and certain of its present and former officers and directors by an insurance carrier which issued Unify a directors and officers liability and reimbursement excess policy. The action, which is presently pending in the United States District Court for the Northern District of California, seeks reformation and rescission of that insurance policy. The Company intends to vigorously defend the action; however, there can be no assurance of the outcome of the action.

        On May 20, 2002, the Securities and Exchange Commission ("SEC") filed a lawsuit in the United States District Court for the Northern District of California against the Company and two of its former officers based on circumstances surrounding the Company's restatements described above. The SEC alleged that the Company violated certain books and records provisions of the securities laws. The Company consented to the entry of a permanent injunction without admitting or denying the allegations set forth in the SEC's Complaint. The SEC did not seek disgorgement or civil monetary penalties against the Company. The Company also learned that in May 2002, the United States Attorney's Office for the Northern District of California has charged two former officers of the Company for violations of the federal securities laws. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of the federal securities laws. The Company continues to cooperate with the SEC and United States Attorney's Office.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

99.1	Certificate of Chief Executive Officer pursuant to U.S.C. 18, Section 1350, as adopted pursuant to Sarbanes-Oxley Act of 2002.
99.2	Certificate of Chief Financial Officer pursuant to U.S.C. 18, Section 1350, as adopted pursuant to Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended July 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2002		Unify Corporation (Registrant)
	By:	/s/ DAVID H. ADAMS David H. Adams Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

        I, Todd E. Wille, Chief Executive Officer of Unify Corporation (the "Registrant"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Unify Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ TODD E. WILLE Todd E. Wille Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, David H. Adams, Chief Financial Officer of Unify Corporation (the "Registrant"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Unify Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002	/s/ DAVID H. ADAMS David H. Adams Chief Financial Officer

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
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER