Form 10-Q
period 2002-10-31
UNIFY CORP
filed 2002-12-10
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2002
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

21,121,974 shares of Common Stock, $0.0005 par value, as of November 30, 2002

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2002	April 30, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,223	$2,993
Restricted cash	46	43
Accounts receivable, net	2,460	3,279
Prepaid expenses and other current assets	245	339

Total current assets	4,974	6,654
Property and equipment, net	352	396
Other investments	569	589
Other assets	70	78

Total assets	$5,965	$7,717

Liabilities and Stockholders' Equity
Current liabilities:
Account payable	$470	$626
Payable to minority interest stockholders	—	291
Accrued compensation and related expenses	668	689
Current portion of long-term debt	240	240
Other accrued liabilities	892	1,372
Deferred revenue	2,716	3,328

Total current liabilities	4,986	6,546
Long-term debt	80	200
Stockholders' equity:
Common stock	21	20
Paid-in capital	59,289	59,088
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(114)	(210)
Accumulated deficit	(58,237)	(57,867)

Total stockholders' equity	899	971

Total liabilities and stockholders' equity	$5,965	$7,717

(1)
Derived from the audited consolidated financial statements for the year ended April 30, 2002.

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
Software Licenses	$1,343	$1,661	$2,448	$3,090
Services	1,588	1,626	3,121	3,243

Total revenues	2,931	3,287	5,569	6,333

Cost of Revenues:
Software licenses	66	146	134	314
Services	305	392	539	769

Total cost of revenues	371	538	673	1,083
Gross profit	2,560	2,749	4,896	5,250

Operating Expenses:
Product development	1,063	996	2,189	2,109
Selling, general and administrative	1,611	1,376	3,182	2,892
Write-down of long-lived assets	—	—	20	—
Special charges (recovery)	(26)	202	(132)	61

Total operating expenses	2,648	2,574	5,259	5,062

Income (loss) from operations	(88)	175	(363)	188
Other income (expense), net	16	(94)	6	(71)

Income (loss) before income taxes	(72)	81	(357)	117
Provision for income taxes	13	15	13	37

Net income (loss)	$(85)	$66	$(370)	$80

Net income (loss) per share:
Basic	$(0.00)	$0.00	$(0.02)	$0.00
Dilutive	$(0.00)	$0.00	$(0.02)	$0.00
Shares used in computing net income (loss) per share:
Basic	20,873	19,665	20,764	19,564
Dilutive	20,873	20,123	20,764	20,009

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(370)	$80
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation	72	204
Changes in operating assets and liabilities:
Accounts receivable, net	989	567
Prepaid expenses and other current assets	106	227
Accounts payable	(163)	(533)
Accrued compensation and related expenses	(41)	(68)
Other accrued liabilities	(524)	(44)
Deferred revenue	(734)	(900)

Net cash used in operating activities	(665)	(467)

Cash flows from investing activities:
Maturities/sales of available-for-sale securities	—	121
Increase in restricted cash	(3)	(49)
Purchases of property and equipment	(26)	(33)
Decrease in other investments	20	—
Other assets	11	85

Net cash provided by investing activities	2	124

Cash flows from financing activities:
Repayments of long-term debt	(120)	—
Proceeds from issuance of common stock, net	202	79
Note payable to minority interest stockholders	(309)	(206)

Net cash used in financing activities	(227)	(127)

Effect of exchange rate changes on cash	120	106

Net decrease in cash and cash equivalents	(770)	(364)
Cash and cash equivalents, beginning of period	2,993	2,984

Cash and cash equivalents, end of period	$2,223	$2,620

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2	$9

Income taxes	$—	$(314)

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 as filed with the SEC.

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

2.
Results of Operations and Management's Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the six month period ended October 31, 2002, the Company recorded a net loss of $370,000 and has an accumulated deficit of $58,237,000. In addition, the Company has experienced a decline in annual revenues and decreases in cash and cash equivalents during the previous three fiscal years. These factors indicate that the Company may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits described in Part II, Item 1 of this report. During fiscal 2003, management plans to continue to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell Unify NXJ to existing and new customers. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.
Other Investments

Other investments represent common stock in three closely held technology companies. The Company's ownership interest in each company is less than 15%. Other investments consisted of the following (in thousands):

	October 31, 2002	April 30, 2002
Arrango Software International, Inc.	$500	$500
Evergreen Internet, Inc.	30	50
Unify Japan	39	39

	$569	$589

4.
Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net income (loss)	$(85)	$66	$(370)	$80
Foreign currency translation gain	3	104	96	95

Total comprehensive income (loss)	$(82)	$170	$(274)	$175

5.
Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred additional costs during fiscal 2001 related to the investigation itself, legal expenses and additional auditing costs. During the three month periods ended October 31, 2002 and 2001, the Company recorded recoveries of $26,000 and charges of $202,000 respectively. During the six month periods ended October 31, 2002 and 2001, the Company recorded recoveries of $132,000 and charges of $61,000, respectively.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$(85)	$66	$(370)	$80

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	20,873	19,665	20,764	19,564
Weighted average common equivalent shares outstanding	—	458	—	445

Weighted average shares of common stock outstanding, diluted	20,873	20,123	20,764	20,009

Per Share Amount:
Net income (loss) per share, basic	$(0.00)	$0.00	$(0.02)	$0.00
Reduction in net income per share due to Weighted average common equivalent shares	0.00	0.00	0.00	0.00

Net income (loss) per share, diluted	$(0.00)	$0.00	$(0.02)	$0.00

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

Overview

Unify is a leading provider of business application platform solutions that enable companies to develop and deploy Java 2 Enterprise Edition ("J2EE"), Web, graphical and character-based applications quickly and cost effectively. Unify's application development and deployment, and database software serves as a platform for running mission critical, enterprise-wide business applications for organizations worldwide.

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

Results of Operations

The Company recognizes software license revenue when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivables is deemed probable by management. Arrangements with payment terms extending beyond the Company's standard terms and conditions, and for which a history has not been established of successfully collecting under the original payment terms without making concessions, are not considered to be fixed and determinable. Revenue from such arrangements is recognized as the fees become due and payable. Service revenue includes maintenance revenue, which is recognized ratably over the maintenance period (generally a one year term), and revenue from consulting and training services, which is recognized as services are performed. Fees for maintenance are billed in advance and included in deferred revenue until recognized. The Company's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountant's Statement of Position No. 97-2, Software Revenue Recognition, and related interpretations.

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
Software Licenses	45.8%	50.5%	44.0%	48.8%
Services	54.2%	49.5%	56.0%	51.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	2.3%	4.4%	2.4%	5.0%
Services	10.4%	11.9%	9.7%	12.1%

Total cost of revenues	12.7%	16.4%	12.1%	17.1%
Gross profit	87.3%	83.6%	87.9%	82.9%

Operating Expenses:
Product development	36.3%	30.3%	39.3%	33.3%
Selling, general and administrative	55.0%	41.9%	57.1%	45.7%
Write-down of long-lived assets	0.0%	0.0%	0.4%	0.0%
Special charges (recovery)	(0.9)%	6.1%	(2.4)%	1.0%

Total operating expenses	90.3%	78.3%	94.4%	79.9%

Income (loss) from operations	(3.0)%	5.3%	(6.5)%	3.0%
Other income (expense), net	0.5%	(2.9)%	0.1%	(1.1)%

Income (loss) before income taxes	(2.5)%	2.5%	(6.4)%	1.8%
Provision for income taxes	0.4%	0.5%	0.2%	0.6%

Net income (loss)	(2.9)%	2.0%	(6.6)%	1.3%

Revenues

Total revenue for the three months ended October 31, 2002 decreased 11% from the same quarter of the prior year to $2.9 million. Total revenue for the six months ended October 31, 2002 decreased 12% to $5.6 million from the same period of the prior year. The decrease in total revenues was primarily the result of the decrease in software licenses revenue, which decreased $0.3 million or 19% for the three months ended October 31, 2002, and $0.6 million or 21% for the six months ended October 31, 2002, as compared to the same periods of the prior fiscal year. Revenues in North America improved modestly in absolute dollars, while outside North America revenues decreased as a percentage of total revenues from 66% to 57% during the second quarter of fiscal 2003, compared to the same quarter of the prior fiscal year. Outside North America, revenues decreased as a percentage of total revenues from 62% to 51% during the six months ended October 31, 2002, compared to the same six month period of the prior fiscal year. These decreases in software revenues outside North America reflect continuing tightness in corporate information technology departmental budgets, economic weakness in Japan, and the seasonal lull in Europe that traditionally affects the Company's operations this time of year. In addition, in the first quarter of fiscal 2003, the Company booked a $0.25 million reversal of revenue previously recorded in the fourth quarter of fiscal 2002 pertaining to a transaction with a foreign distributor, because the Company subsequently determined that the distributor could not demonstrate an ability to honor payment commitments until they collected cash from their customer.

Total services revenue for the quarter ended October 31, 2002 remained relatively flat at $1.6 million compared to the same quarter the previous year. Total services revenue for the six months ended October 31, 2002 decreased 4% or $0.1 million to $3.1 million from $3.2 million for the six months ended October 31, 2001. The portion representing maintenance revenues decreased for the three month period by 4% and by 2% for the six month comparative periods. The Company generally renews about 85% of its maintenance agreements, which is typically augmented by new maintenance revenues from new product revenues. The reductions in maintenance revenues primarily reflect the decrease in initial maintenance orders as a result of decreased new product sales. Consulting and training revenues for the three month and six month periods ended October 31, 2002 remained relatively flat at $0.2 million and $0.3 million respectively, as compared to the same periods of the prior year.

Cost of Revenues

The Company's cost of revenues includes cost of software licenses and cost of services. Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and royalties paid for licensed technology. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services. Total cost of revenues as a percentage of total revenues decreased to 13% for the three month period ended October 31, 2002 from 16% for the comparative three month period of the prior fiscal year, and decreased to 12% for the six month period ended October 31, 2002 from 17% for the same six month period of the prior fiscal year.

Cost of software licenses as a percentage of software license revenues were 5% for the three month and six month periods ended October 31, 2002 as compared to 9% and 10% for the three month and six month periods ended October 31, 2001, respectively. The decrease in the cost of software license revenues reflects the elimination of the Company's Japanese subsidiary and a decrease in the use of technology licensed from third parties. Revenues and expenses will vary from quarter to quarter primarily because of differences between revenue recognition and the recording of expenses, which for the most part are fixed period costs.

Total cost of services decreased to $0.3 million in the second quarter of fiscal 2003 and $0.5 million for the six months ended October 31, 2002 from $0.4 million and $0.8 million during the respective comparative periods in fiscal 2002. In addition, cost of services as a percentage of services revenue declined to 19% and 17% for the respective three and six month periods ended October 31, 2002 from 24% for the same periods in the prior year. The decrease in fiscal 2003 reflects the elimination of the Company's Japanese subsidiary and the reduction in the use of contract labor.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. For the three month period ended October 31, 2002, product development expenses increased 7% to $1.1 million from $1.0 million for the same three month period of fiscal 2002. For the six month period ended October 31, 2002, product development expenses increased 4% to $2.2 million from $2.1 million for the same six month period of fiscal 2002. The increase was primarily the result of contract labor costs associated with the completion of the Company's newest product offering, Unify NXJ. Product development costs as a percentage of total revenues during the three month and six month periods ended October 31, 2002 were 36% and 39% respectively, as compared to 30% and 33% for the three month and six month periods ended October 31, 2001. The increase results from the increase in absolute dollars relative to the decrease in revenues for the respective comparative periods. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the quarter ended October 31, 2002 increased to $1.6 million, or 55% of total revenues, as compared to $1.4 million, or 42% of total revenues for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 2002 increased to $3.2 million, or 57% of total revenues, as compared to $2.9 million, or 46% of total revenues, for the same period of the prior year. The major components of SG&A for the second quarter of fiscal 2003 were sales expenses of $0.8 million, marketing expenses of $0.2 million, general and administrative expenses of $0.5 million and bad debt expenses of $0.1 million. Sales expenses decreased $0.1 million as a result of the liquidation of the Company's Japanese subsidiary. Marketing expenses increased $0.1 million during the same three month period as the Company prepared for the new product introduction of Unify NXJ. General and administrative expenses (excluding bad debt expenses) were relatively flat for the second quarter of fiscal 2003, compared to the comparable period for the prior year. Bad debt expense was also flat at $0.1 million during the three months ended October 31, 2002 and 2001.

The major components of SG&A for the first six months of fiscal 2003 were sales expenses of $1.7 million, marketing expenses of $0.3 million, and general and administrative expenses of $1.2 million. Sales expenses decreased $134,000 as a result of the liquidation of the Company's Japanese subsidiary. Marketing expenses were flat during the same two comparative periods. General and administrative expenses decreased by $0.1 million during the first six months of fiscal 2003 compared to the first six months of fiscal 2002 primarily as a result of reduced spending through ongoing cost reduction measures and as a result of the normal quarter-to-quarter fluctuations that occurs throughout the Company's operating year. Bad debt recoveries declined by $0.3 million in the first six months of fiscal 2003 compared to fiscal 2002. However, the Company did have a small bad debt recovery for the first six months of fiscal 2003 as management continued its revenue evaluation process to improve the performance and quality of its outstanding receivables. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Special Charges

In July 2000, Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs. However, during the three months ended October 31, 2002, the Company recorded recoveries of special charges in the amount of $26,000, compared to special charges of $202,000 for the three month period ended October 31, 2001. For the six month periods ended October 31, 2002 and 2001, the Company recorded recoveries of $132,000 and incurred special charges of $61,000, respectively. These recoveries were primarily due to the settlement of the class action lawsuit filed against the Company, the resolution of additional billings incurred during the investigation, and reimbursements by the Company's Directors and Officers insurance carriers. See Part II, Item 1.

Provision for Income Taxes

The Company recorded tax provisions for the three and six month periods ended October 31, 2002 and 2001 related to income taxes payable by the Company's foreign subsidiaries. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carry forwards.

Liquidity and Capital Resources

At October 31, 2002, the Company had cash, cash equivalents, restricted cash and investments of $2.3 million, compared to $3.0 million at April 30, 2002. Working capital declined to a negative $12,000 at October 31, 2002 from a positive $108,000 at April 30, 2002.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the six month period ended October 31, 2002, the Company recorded a net loss of $370,000 and had an accumulated deficit of $58,237,000. The Company's cash equivalents decreased for the six month period ended October 31, 2002 by $770,000, and the Company had negative working capital of $12,000 at October 31, 2002.

The Company has experienced a decline in annual revenues and decreases in cash and cash equivalents during the previous three fiscal years. These factors indicate that the Company may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits described in Part II, Item 1 of this report. During fiscal 2003, management plans to continue to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell Unify NXJ to existing and new customers. There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

The Company's operations resulted in a decrease in cash of $0.8 million during the six months ended October 31, 2002, as compared to a decrease of $0.4 million for the same period in the prior year. The decrease in cash provided by operating activities of $0.7 million for the first six months of fiscal 2003 was primarily from decreases in accounts payable of $0.2 million, accrued compensation and related expenses and other accrued liabilities of $0.6 million, and deferred revenues of $0.7 million, partially offset by depreciation expenses of $0.1 million, and decreases in accounts receivable of $1.0 million and prepaid expenses and other current assets of $0.1 million. Investing activities during the period had a nominal impact on cash. Cash used in financing activities during the period was $0.2 million, which represented proceeds from the issuance of common stock under the Company's stock option and stock purchase plans of $0.2 million offset by the reduction in the note payable to minority interest stockholders of $0.3 million and repayments of long-term debt of $0.1 million.

A summary of certain contractual obligations as of October 31, 2002 is as follows:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 years
Long-Term Debt	$320,000	$240,000	$80,000	—	—
Operating Leases	$5,126,029	$1,101,007	$2,681,138	$1,342,224	$1,660

Total Contractual Cash Obligations	$5,446,029	$1,341,007	$2,761,138	$1,342,224	$1,660

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's or its competitors' operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in the Company's senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company's common stock.

The Company's quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; ability to sell new products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company's organizational structure; changes in the level of the Company's operating expenses; changes in the Company's sales incentive plans; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

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

Item 3.    Disclosures about Market Rate Risk

Interest Rate Risk.    The Company's exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.2 million at October 31, 2002. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at October 31, 2002, the fair value of the Company's cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.    As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's business, operating results and financial position. Historically, the Company's primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom and France. At October 31, 2002, the Company had $0.1 million and $0.2 million in such receivables denominated in British pounds and Euros, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures.    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings.

Internal Controls and Procedures.    There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

UNIFY CORPORATION

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

In April 2002, the Company settled the consolidated class actions, the individual institutional investor actions and the consolidated derivative actions which were brought against Unify and certain of the Company's present and former directors and officers. The settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including attorney fees for class action, derivative and individual action plaintiffs, of which the amounts to be paid by the Company were paid by the Company's insurance carrier. The settlement agreement has been approved by the courts in which these actions were pending and the actions have been dismissed. In May 2002, the SEC brought an action against the Company and certain of its former officers. The SEC charged the Company with books and records violations only and did not seek disgorgement or civil penalties against the Company. In May 2002, the Company consented to the entry of a permanent injunction without admitting or denying the allegations in the SEC's complaint. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of the federal securities laws. The Company will continue to cooperate with the SEC and United States Attorney's Office, as necessary, in connection with any actions pending against any former executive officers of the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company's stockholders held on October 3, 2002, the following matters were voted upon:

  1.
  The election of each of the nominees for director were approved with the following votes:

	In Favor	Withheld
Todd E.Wille	18,735,470	821,065
Kurt M. Garbe	16,850,296	2,706,239
Steve D. Whiteman	16,865,402	2,691,133
Tery R. Larrew	18,861,900	694,635
Jack R. Corrie	18,902,000	654,535
  2.
  The amendment to the Company's 2001 Employee Stock Option Plan to increase the number of shares of common stock reserved for issuance from 1,950,000 shares to 3,950,000 shares was rejected, as the number of shares voted in favor of the amendment, 3,678,778, represented 42.33% of the shares voted at the meeting. This was insufficient to pass the amendment.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

During the quarter ended October 31, 2002, Unify filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed on October 30, 2002 announcing that Unify had appointed Pete DiCorti as vice president of finance and administration and chief financial officer.

UNIFY CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2002	Unify Corporation (Registrant) By: /s/ PETER J. DICORTI Peter J. DiCorti Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER

I, Todd E. Wille, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Unify Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TODD E. WILLE Todd E. Wille President and Chief Executive Officer (Principal Executive Officer)

Dated: December 10, 2002

CERTIFICATION OF
CHIEF FINANCIAL OFFICER

I, Peter J. DiCorti, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Unify Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER J. DICORTI Peter J. DiCorti Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 10, 2002

QuickLinks

UNIFY CORPORATION FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION Item 1. Financial Statements
UNIFY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
UNIFY CORPORATION CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands) (unaudited)
UNIFY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
UNIFY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Disclosures about Market Rate Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
UNIFY CORPORATION SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER