Form 10-Q
period 2003-01-31
UNIFY CORP
filed 2003-03-10
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003

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

21,163,974 shares of Common Stock, $0.001 par value, as of February 28, 2003

UNIFY CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2003	April 30, 2002
Assets
Current assets:
Cash and cash equivalents	$2,629	$2,993
Restricted cash	51	43
Accounts receivable, net	3,802	3,279
Prepaid expense & other current assets	236	339
Total current assets	6,718	6,654

Property and equipment, net	345	396
Other investments	539	589
Other assets	62	78
Total assets	$7,664	$7,717

Liabilities and Stockholders’ Equity
Current liabilities:
Account payable	$621	$626
Notes payable to minority interest stockholders	—	291
Accrued compensation and related expenses	730	689
Current portion of long term debt	240	240
Other accrued liabilities	1,106	1,372
Deferred revenue	3,638	3,328
Total current liabilities	6,335	6,546

Long term debt	20	200

Stockholders’ equity:
Common stock	21	20
Paid in capital	59,339	59,088
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(59)	(210)
Accumulated deficit	(57,932)	(57,867)
Total stockholders’ equity	1,309	971
Total liabilities and stockholders’ equity	$7,664	$7,717

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues:
Software Licenses	$1,825	$1,972	$4,273	$5,062
Services	1,609	1,565	4,730	4,808
Total revenues	3,434	3,537	9,003	9,870

Cost of Revenues:
Software licenses	72	92	206	406
Services	324	393	863	1,162
Total cost of revenues	396	485	1,069	1,568

Gross profit	3,038	3,052	7,934	8,302

Operating Expenses:
Product development	971	918	3,160	3,027
Selling, general and administrative	1,722	1,632	4,904	4,524
Write-down of other investments	30	1,100	50	1,100
Special charges (recovery)	—	(1,376)	(132)	(1,315)
Total operating expenses	2,723	2,274	7,982	7,336

Income (loss) from operations	315	778	(48)	966
Other income (expense), net	(2)	(74)	4	(145)
Income (loss) before income taxes	313	704	(44)	821
Provision for income taxes	7	8	20	45
Net income (loss)	$306	$696	$(64)	$776

Net income (loss) per share:
Basic	$0.01	$0.03	(0.00)	$0.04
Dilutive	$0.01	$0.03	(0.00)	$0.04
Shares used in computing net income per share:
Basic	21,072	20,218	20,866	19,684
Dilutive	21,724	20,633	20,866	20,106

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(64)	$776
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation	180	296
Loss on disposal of property	—	16
Gain on sale of investment	—	(21)
Write-down of other investments	50	1,100
Changes in operating assets and liabilities:
Accounts receivable, net	(233)	(677)
Prepaid expenses and other current assets	129	257
Accounts payable	(14)	(1,175)
Accrued compensation and related expenses	2	(207)
Other accrued liabilities	(336)	(891)
Deferred revenue	83	65
Net cash used in operating activities	(203)	(461)

Cash flows from investing activities:
Maturities/sales of available-for-sale securities	—	121
Decrease in restricted cash	—	77
Purchases of property and equipment	(128)	(24)
Decrease in other assets	14	85
Net cash provided by (used in) investing activities	(114)	259

Cash flows from financing activities:
Repayments of long-term debt	(180)	—
Proceeds from issuance of common stock, net	251	135
Note payable to minority interest stockholders	(309)	(204)
Net cash used in financing activities	(238)	(69)

Effect of exchange rate changes on cash	191	79
Net decrease in cash and cash equivalents	(364)	(192)
Cash and cash equivalents, beginning of period	2,993	2,984
Cash and cash equivalents, end of period	$2,629	$2,792

Supplemental noncash financing activities:
Conversion of other accrued liabilities to long-term debt	$—	$500

Supplemental cash flow information:
Cash paid (received) net during the period for:
Interest	$4	$17
Income taxes	$(51)	$(98)

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 as filed with the SEC.

Recently Issued Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 (“Statement 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to financial position, cash flows or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement 146 will have a material impact on financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing, but at this point the Company does not expect the adoption of EITF 00-21 will have a material impact on financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  We are assessing, but at this point the Company does not expect the adoption of FIN 45 will have a material impact on financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of Statement 148 will have a material impact on financial position, cash flows or results of operations..

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics.  Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003.  The Company does not expect the adoption of FIN 46 will have a material impact on financial position, cash flows or results of operations.

2.              Results of Operations and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements for the nine-month period ended January 31, 2003, the Company recorded a net loss of $64,000 and has an accumulated deficit of $57,932,000. In addition, the Company has experienced a decline in annual revenues and decreases in cash and cash equivalents during the previous three fiscal years. These factors indicate that the Company may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows.  During fiscal 2001 and 2002, management realigned the Company’s operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits described in Part II, Item 1 of this report.  During fiscal 2003, management has continued to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell Unify NXJ to existing and new customers.  There is no assurance that management’s plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.              Other Investments

Other investments represent common stock in three closely held technology companies. The Company’s ownership interest in each company is less than 15%.  Other investments consisted of the following (in thousands):

	January 31, 2003	April 30, 2002

Arrango Software International, Inc.	$500	$500
Evergreen Internet, Inc.	—	50
Unify Japan	39	39
	$539	$589

On February 25, 2000, the Company entered into an agreement to exchange shares of its common stock or cash, or a combination of the two, with an aggregate value of $5.0 million for 1,040,993 shares of the common stock of Evergreen Internet, Inc. (“Evergreen”), a developer of software.  On March 14, 2000, the Company issued 216,931 shares of its common stock with a value of $2.8 million to Evergreen as partial payment.  On August 1, 2000, the Company paid $2.2 million in cash to Evergreen. Based upon a comprehensive review of its investments and long-lived assets during fiscal 2001and 2002, the Company recorded noncash charges of $3,650,000 and $1,300,000, respectively. During fiscal 2003, the Company re-evaluated its investments and long-lived assets and recorded additional noncash charges of $20,000 and $30,000 during the first and third quarters, respectively, to write-off the remaining carrying amount of Evergreen to zero.

The Company holds a minority interest in Arrango Software International, Inc. (or “Arrango”), a privately-held corporation.  As of January 31, 2003, the carrying value of this investment was $500,000.  The Company would record an investment impairment charge if and when it believes an investment has experienced a decline in market value that is other than temporary.  Future adverse changes in market conditions or poor operating results of Arrango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

4.              Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net income (loss)	$306	$696	$(64)	$776
Foreign currency translation gain	55	31	151	126

Total comprehensive income	$361	$727	$87	$902

5.              Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any.  As a result of this financial reporting investigation, the Company incurred additional costs during fiscal 2002 related to the investigation itself, legal expenses and additional auditing costs.  During the three-month periods ended January 31, 2003 and 2002, the Company recorded recoveries of $0 and $1,376,000, respectively. During the nine month periods ended January 31, 2003 and 2002, the Company recorded recoveries of $132,000 and $1,315,000, respectively.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$306	$696	$(64)	$776
Shares (Denominator):
Weighted average shares of common stock outstanding, basic	21,072	20,218	20,866	19,684
Weighted average common equivalent shares outstanding	652	415	—	422
Weighted average shares of common stock outstanding, diluted	21,724	20,633	20,866	20,106

Per Share Amount:
Net income (loss) per share, basic	$0.01	$0.03	$(0.00)	$0.04
Reduction in net income per share due to Weighted average common equivalent Shares	0.00	0.00	—	0.00

Net income (loss) per share, diluted	$0.01	$0.03	$(0.00)	$0.04

7.              Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renews those contracts, at the customers’ option, annually thereafter. These maintenance contracts are priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue during the periods are as follows:

	Three Months Ended Jan 31, 2003	Nine Months Ended Jan 31, 2003

Beginning balances as of 10/31/02 and 4/30/02, respectively	$2,443	$2,932

Amount recognized during the period	(1,335)	(4,205)

Amount of new maintenance contracts	2,196	4,577

Ending balances as of 1/31/03	$3,304	$3,304

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Volatility of Stock Price and General Risk Factors Affecting Quarterly Results” and in the Company’s Annual Report on Form 10-K under “Business – Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Overview

Unify is a leading provider of business application platform solutions that enable companies to effectively deliver Java 2 Enterprise Edition (“J2EE”), Web, graphical and character-based applications quickly and cost effectively.  Unify’s application development, deployment and database software serves as a platform for running mission critical, enterprise-wide business applications for organizations worldwide.

Unify’s products are targeted for today’s mainstream application development organizations requiring software that is easily adopted by their current IT staff, provides for the rapid development of business applications, quickly adapts to changing business requirements and integrates well with existing IT systems.  Unify helps companies solve some of their biggest IT challenges by delivering software products rich in functionality that increase developer productivity and allow companies to deliver applications effectively throughout the application life cycle.

Unify’s customers consist primarily of independent software vendors (“ISVs”), value added resellers (“VARs”), corporate information technology (“IT”) departments, solutions integrators (“SIs”) and distributors.  The Company sells its products to these markets through its direct sales organizations in the Americas, United Kingdom and France, and indirectly to end-users through its worldwide network of distributors, ISVs, and VARs.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates as disclosed in its Form 10-K for the year ended April 30, 2002.

Results of Operations

The Company recognizes software license revenue when a noncancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivables is deemed probable by management.  Arrangements with payment terms extending beyond the Company’s standard terms and conditions, and for which a history has not been established of successfully collecting under the original payment terms without making concessions, are not considered to be fixed and determinable.  Revenue from such arrangements is recognized as the fees become due and payable.  Service revenue includes maintenance revenue, which is recognized ratably over the maintenance period (generally a one year term), and revenue from consulting and training services, which is recognized as services are performed.  Fees for maintenance are billed in advance and included in deferred revenue until recognized.  Management believes the Company’s revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountant’s Statement of Position No. 97-2, Software Revenue Recognition, and related interpretations.

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues:
Software Licenses	53.1%	55.8%	47.5%	51.3%
Services	46.9%	44.2%	52.5%	48.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	2.1%	2.6%	2.3%	4.1%
Services	9.4%	11.1%	9.6%	11.8%
Total cost of revenues	11.5%	13.7%	11.9%	15.9%

Gross profit	88.5%	86.3%	88.1%	84.1%

Operating Expenses:
Product development	28.3%	26.0%	35.1%	30.7%
Selling, general and administrative	50.1%	46.1%	54.5%	45.8%
Write-down of long-lived assets	0.9%	31.1%	0.6%	11.1%
Special charges (recovery)	0.0%	-38.9%	-1.5%	-13.3%
Total operating expenses	79.3%	64.3%	88.7%	74.3%

Income (loss) from operations	9.2%	22.0%	-0.5%	9.8%
Other income (expense), net	-0.1%	-2.1%	0.0%	-1.5%
Income (loss) before income taxes	9.1%	19.9%	-0.5%	8.3%
Provision for income taxes	0.2%	0.2%	0.2%	0.5%
Net income (loss)	8.9%	19.7%	-0.7%	7.9%

Revenues

Total revenue for the three months ended January 31, 2003 decreased 3% to $3.4 million from the same quarter of the prior year. Total revenue for the nine months ended January 31, 2003 decreased 9% to $9.0 million from the same period of the prior year. The decrease in total revenues was primarily the result of the decrease in software licenses revenue, which decreased $0.15 million or 7.5% for the three months ended January 31, 2003, and $0.8 million or 16% for the nine months ended January 31, 2003, as compared to the same periods of the prior fiscal year. Revenues in North America increased 31% to $1.8 million, while outside North America revenues decreased as a percentage of total revenues from 62% to 48% during the third quarter of fiscal 2003, compared to the same quarter of the prior fiscal year. Outside North America, revenues decreased as a percentage of total revenues from 62% to 50% during the nine months ended January 31, 2003, compared to the same nine-month period of the prior fiscal year. These decreases in software revenues outside North America reflect continuing restrictions in corporate information technology departmental spending and continuing economic weakness in Japan and Europe. In addition, in the first quarter of fiscal 2003, the Company booked a $0.25 million reversal of revenue previously recorded in the fourth quarter of fiscal 2002 pertaining to a transaction with a foreign distributor, because the Company subsequently determined that the distributor could not demonstrate an ability to honor payment commitments until they collected cash from their customer.

Total services revenue for the quarter ended January 31, 2003 remained relatively flat at $1.6 million compared to the same quarter the previous year. Total services revenue for the nine months ended January 31, 2003 decreased 2% or $0.1 million, to $4.7 million from $4.8 million for the nine months ended January 31, 2002.  The portion representing maintenance revenues decreased for the three-month period by 8% and by 4% for the nine-month comparative periods. The Company generally renews approximately 85% of its maintenance agreements. Nonrenewals are typically offset by new maintenance revenues from new product revenues. The reductions in maintenance revenues primarily reflect the decrease in initial maintenance orders as a result of decreased new product sales. Consulting and training revenues for the three month and nine month periods ended January 31, 2003 increased $0.2 million to $0.3 million and $0.1 million to $0.5 million respectively, as compared to the same periods of the prior year.

Cost of Revenues

The Company’s cost of revenues includes cost of software licenses and cost of services.  Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and royalties paid for licensed technology.  Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services.  Total cost of revenues as a percentage of total revenues decreased to 12% for the three-month period ended January 31, 2003 from 14% for the comparative three-month period of the prior fiscal year, and decreased to 12% for the nine month period ended January 31, 2003 from 16% for the same nine month period of the prior fiscal year.

Cost of software licenses as a percentage of software license revenues were 4% and 5% for the three-month and nine-month periods ended January 31, 2002, respectively, as compared to 5% and 8% for the three month and nine month periods ended January 31, 2002, respectively. The decrease in the cost of software license revenues reflects the liquidation of the Company’s Japanese subsidiary and a decrease in the use of technology licensed from third parties. Revenues and expenses will vary from quarter to quarter primarily because of differences between revenue recognition and the recording of expenses, which for the most part are fixed period costs.

Total cost of services decreased to $0.3 million in the third quarter of fiscal 2003 and $0.9 million for the nine months ended January 31, 2003 from $0.4 million and $1.2 million during the respective comparative periods in fiscal 2002. In addition, cost of services as a percentage of services revenue declined to 20% and 18% for the respective three and nine month periods ended January 31, 2003 from 25% and 24% for the same periods in the prior year. The decrease in fiscal 2003 reflects the liquidation of the Company’s Japanese subsidiary and the reduction in the use of outsourced contract labor for consulting engagements.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the three-month period ended January 31, 2003, product development expenses increased 6% to $1.0 million from $0.9 million for the same three-month period of fiscal 2002. For the nine-month period ended January 31, 2003, product development expenses increased 4% to $3.2 million from $3.0 million for the same nine-month period of fiscal 2002.  The increase was primarily the result of additional contract labor costs associated with the development of the Company’s newest product offering, Unify NXJ. Product development costs as a percentage of total revenues during the three-month and nine-month periods ended January 31, 2003 were 28% and 35% respectively, as compared to 26% and 31% for the three-month and nine-month periods ended January 31, 2002. The increase results from the increase in absolute expenditure dollars relative to the decrease in revenues for the respective comparative periods. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended January 31, 2003 increased to $1.7 million, or 50% of total revenues, as compared to $1.6 million, or 46% of total revenues for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 2003 increased to $4.9 million, or 55% of total revenues, as compared to $4.5 million, or 46% of total revenues, for the same period of the prior year.  The major components of SG&A for the third quarter of fiscal 2003 were sales expenses of $1.0 million, marketing expenses of $0.2 million, and general and administrative expenses of $0.5 million, while bad debt expenses were zero. Sales expenses decreased $0.1 million as a result of the liquidation of the Company’s Japanese subsidiary from the quarter ended January 31, 2002.  Marketing expenses increased $0.1 million during the same three-month period as the Company funded the launch of its new product, Unify NXJ.  General and administrative expenses (excluding bad debt expenses) were also $0.1 million higher during the same three-month period, as a result of the normal quarter-to-quarter fluctuations that occur throughout the Company’s operating year. Bad debt expenses were also flat at $0.0 million during the three-month periods ended January 31, 2003 and 2002.

The major components of SG&A for the first nine months of fiscal 2003 were sales expenses of $2.7 million, marketing expenses of $0.5 million, and general and administrative expenses of $1.7 million. Sales expenses decreased $0.2 million as a result of the liquidation of the Company’s Japanese subsidiary from the nine months ended January 31, 2002. Marketing expenses increased $0.1 million during the same nine-month period as the Company funded the launch of its new product, Unify NXJ. General and administrative expenses increased by $0.2 million during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, primarily as a result of the normal quarter-to-quarter fluctuations that occur throughout the Company’s operating year. Bad debt recoveries declined by $0.3 million during the nine months ended January 31, 2003 compared to the nine months ended January 31, 2002. The Company expects that total SG&A expenses will fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Write-down of Other Investments

During the third quarter of fiscal 2002, the Company completed a comprehensive review of its other investments and recorded a non-cash charge of $1.1 million to write-down the carrying amount of its investment in Evergreen Internet, Inc. to its estimated realizable value.  During the third quarter of fiscal 2003, the Company re-evaluated its position in Evergreen Internet and in light of the continued weakness in the e-commerce market, and Evergreen’s continued poor financial performance, the Company recorded an additional non-cash charge of $30,000 to reduce the Company’s remaining carrying value of this investment to zero.

Special Charges

In July 2000, Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any.  As a result of this investigation, the Company incurred additional costs related to the investigation itself, legal expenses and additional auditing costs. While during the three months ended January 31, 2003, the Company recorded no recoveries of special charges, it did record recoveries of special charges of $1,376,000 for the three-month period ended January 31, 2002.  For the nine-month periods ended January 31, 2003 and 2002, the Company recorded recoveries of $132,000 and $1,315,000, respectively. These recoveries were primarily due to the settlement of the class action lawsuit filed against the Company, the resolution of additional billings incurred during the investigation, and reimbursements by the Company’s Directors and Officers insurance carriers.  See Part II, Item 1.

Provision for Income Taxes

The Company recorded tax provisions for the three-and nine-month periods ended January 31, 2003 and 2002 related to income taxes payable by the Company’s foreign subsidiaries. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carry forwards.

Liquidity and Capital Resources

At January 31, 2003, the Company had cash, cash equivalents, restricted cash and investments of $2.7 million, compared to $3.0 million at April 30, 2002. Working capital increased to $383,000 at January 31, 2003 from $108,000 at April 30, 2002.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements for the nine-month period ended January 31, 2003, the Company recorded a net loss of $64,000 and had an accumulated deficit of $57,932,000.

The Company has experienced a decline in annual revenues and decreases in cash and cash equivalents during the previous three fiscal years.  These factors indicate that the Company may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows.  During fiscal 2001 and 2002, management realigned the Company’s operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the lawsuits described in Part II, Item 1 of this report.  During fiscal 2003, management has continued to sell existing products to the customer base, aggressively sell and market ACCELL/Web to existing customers, and launch and sell Unify NXJ to existing and new customers.  There is no assurance that management’s plans will be successful or if successful, that they will result in the Company continuing as a going concern.

The Company’s operations resulted in a decrease in cash of $0.4 million during the nine months ended January 31, 2003, as compared to a decrease of $0.2 million for the same period in the prior year.  The decrease in cash provided by operating activities of $0.2 million for the first nine months of fiscal 2003 was primarily from increases in accounts receivable of $0.2 million, decreases in accounts payable, accrued compensation and related expenses and other accrued liabilities of $0.3 million, partially offset by depreciation expenses and non-cash write-downs of other investments of $0.2 million, prepaid expenses and other current assets of $0.1 million, and increases in deferred revenues of $0.1 million. Cash used in investing activities during the period was $0.1 million, representing purchases of property and equipment. Cash used in financing activities during the period was $0.2 million, which represented proceeds from the issuance of common stock under the Company’s stock option and stock purchase plans of $0.2 million offset by the repayment of the note payable to minority interest stockholders of $0.3 million and repayments of long-term debt of $0.2 million.

A summary of certain contractual obligations as of January 31, 2003 is as follows:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	$260,000	$240,000	$20,000	—	—
Operating Leases	$5,125,829	$989,039	$3,065,433	$1,069,835	$1,523
Total Contractual Cash Obligations	$5,385,829	$1,229,039	$3,085,433	$1,069,835	$1,523

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

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for web application development software is rapidly evolving, and the Company’s sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company’s expense levels are based in significant part on the Company’s expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected.  The Company also expects that its operating results will be affected by seasonal trends, and that it may experience relatively weaker demand in fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

The matters raising doubt about the ability of the Company to continue as a going concern are discussed in Note 2 to the Condensed Consolidated Financial Statements and Item 2. The Company’s products are typically used to develop applications that are critical to a customer’s business.  Customers may be unwilling to build their business applications around the Company’s products because the Company’s ability to continue supporting its products in the future may be in doubt.

Item 3.         Disclosures about Market Risk

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.6 million at January 31, 2003. Additionally, the Company has no interest rate risk on its long-term debt. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at January 31, 2003, the fair value of the Company’s cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and payables owed to and by the Company as a result of local currency sales of software licenses and payments of intercompany royalties thereon, by the Company’s international subsidiaries in the United Kingdom and France. At January 31, 2003, the Company had $0.1 million in such receivables and $0.1 million in such payables denominated in Euros and British pounds, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures.  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings.

Internal Controls and Procedures.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Item 1.         Legal Proceedings

Litigation

Class Action and Derivative Litigation.  In April 2002, the Company settled the consolidated class actions, the individual institutional investor actions and the consolidated derivative actions which were brought against Unify and certain of the Company’s present and former directors and officers.  The settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including attorney fees for class action, derivative and individual action plaintiffs, of which the amounts to be paid by the Company were paid by the Company’s insurance carrier.  The settlement agreement has been approved by the courts in which these actions were pending and the actions have been dismissed.

SEC and United States Attorney’s Office Actions:  In May 2002, the SEC brought an action against the Company and two of its former officers.  The SEC charged the Company with books and records violations only and did not seek disgorgement or civil penalties against the Company.  In May 2002, the Company consented to the entry of a permanent injunction without admitting or denying the allegations in the SEC’s complaint.  The Company understands that the SEC’s action against the former officers is continuing.

In May 2002, the United States Attorney for the Northern District of California announced the indictment of a former officer of the Company and the guilty plea of another former officer for violations of federal securities laws.  The trial in that action is presently set for May 12, 2003. The Company has been advised by the United States Attorney’s Office that it will not seek to indict the Company for violations of federal securities laws.  The Company will continue to cooperate with the SEC and United States Attorney’s Office, as necessary, in connection with any actions pending against any former executive officers of the Company and cannot predict the outcome of either matter.

Insurance Litigation:  In May 2001, a lawsuit was brought in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors by an insurance carrier which issued Unify a directors and officers liability and reimbursement excess policy.  The action, which sought reformation and rescission of the policy, was dismissed by the Court at the request of the insurance company on February 3, 2003.

Item 6.         Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended January 31, 2003, Unify filed the following Current Reports on form 8-K with the Securities and Exchange Commission:

Form 8-K filed on December 20, 2002 announcing that Unify had terminated Deloitte and Touche and had appointed Ernst & Young LLP as its independent auditors.

UNIFY CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2003	Unify Corporation
(Registrant)

By:

	/s/	PETER J. DICORTI
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                        I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 10, 2003

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

4.                                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                        I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER J. DICORTI
Peter J. DiCorti
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 10, 2003