Form 10-K
period 2003-04-30
UNIFY CORP
filed 2003-07-17
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on May 30, 2003 as reported on over the counter market was approximately $8,300,870 ($0.39 per share). Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 30, 2003, the Registrant had 21,284,283 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated therein from our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders ("Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year ended April 30, 2003.

PART I

A Caution about Forward-Looking Statements:

 The discussion in this Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under "Risk Factors." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Company's Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

The Company

Unify Corporation (the "Company", "we", "us" or "our") is a global provider of software product solutions that help companies deliver robust and reliable Web and business applications in less time, at a lower cost and with significantly reduced maintenance. Companies use our products to simplify and automate the delivery of business applications to increase revenue, enrich customer relationships and enhance operational effectiveness.

Founded in 1980, our mission is to deliver product solutions for companies seeking business advantages through Web applications. We offer companies the best of building a custom application and buying a packaged application—flexibility, speed to market and reduced total cost of ownership. Management believes the flagship product, Unify NXJ™, is a solution that makes it easy and cost-effective for companies to extend their business applications to the Web using the Java 2 Enterprise Edition ("J2EE") platform. Our application development systems for host-based and client/server applications and relational database management systems help companies build and deploy reliable, flexible, mission critical applications that integrate into existing systems and use industry standard technologies such as Windows, UNIX, Linux and Java.

Our products have been adopted in a variety of industries, including healthcare, finance, telecommunications, retail, manufacturing, insurance and government. We have more than 2,000 active customers including software value added resellers ("VARs") and independent software vendors ("ISVs") who sell business applications into vertical markets, corporate information technology ("IT") departments and solutions integrators ("SIs"). We market and sell products through our web site at www.unify.com, directly in the United States, United Kingdom ("UK") and France, and indirectly through worldwide distributors, VARs, ISVs and SIs. Our customers include AT&T, bioMèrieux, Boeing, Bureau of Land Management, Credit Lyonnais, Citigroup, Fannie Mae, Federal Express, Fuji Electric, General Dynamics, GlaxoSmithKline, Lexis/Nexis, Reuters, Sescoi, Triple G Systems Group and Wells Fargo Bank.

We are headquartered in Sacramento, California and have sales and support offices in the UK and France. The principal geographic markets for our products are in the Americas, Europe, Japan, Asia Pacific and Australia.

Industry Background

Staying competitive in today's business climate requires a new level of speed, efficiency and insight. Companies' requirements to increase revenue, enrich customer relationships and enhance operational effectiveness are placing new demands on Web applications.

IT organizations are being required to extend existing business systems with the next generation of enterprise Web applications offering an increased level of new services, richer interaction, and integration with the physical operations and additional channels of the organization.

As the pace of business accelerates, companies are using Web applications to drive down costs by automating interactions and bringing online information and services to more customers, partners and employees. Today, business viability is dependent upon a company's strategic ability to fundamentally lower the cost of transactions while, at the same time, servicing an increasing number of interactions and creating processes whereby users can directly access the product or information.

Additionally, as Java goes mainstream, more IT organizations are using the J2EE platform to extend their existing systems to the Web. However, building highly interactive, event-driven business systems in J2EE is very difficult, especially for many of today's IT organizations.

To address this growing market need for reliable Web applications that can be easily created by an existing IT organization, Unify recently delivered Unify NXJ, a product solution for delivering J2EE business applications on the Web.

Unify NXJ simplifies and speeds the creation and management of Web applications by providing 70 percent of the application functions and logic necessary for a reliable and robust Web application. This allows companies to simply add business rules, customize the user interface to the corporate standards and automatically deploy the Web application.

Unify NXJ's pre-built application functionality and framework allow IT organizations to easily change and maintain the deployed Web application.

Products

Unify provides leading product solutions for rapidly developing, deploying and maintaining business applications for Web, host-based, graphical and client/server, and relational database management systems.

Business Web Application Product Solution:

 Unify NXJ is a business application platform that enables companies to develop and manage business applications for the Web in less time, at a lower cost and with significantly reduced maintenance. Unify NXJ simplifies and speeds the creation and management of business Web applications by providing 70 percent of the application functions and logic necessary for a reliable and robust Web application. Unify NXJ dramatically transforms the economics, speed and responsiveness of organizations by substantially reducing the time and cost to deliver rich, interactive applications in J2EE.

Unify NXJ was released during the third quarter of fiscal 2003. It's targeted at organizations that plan to adopt Java for mission critical applications and leverage open, standards based technology with write-once, cross-platform portability to generate savings and simplified management. However, the complexity of the J2EE platform raises significant development challenges in many IT organizations today. Unify NXJ is designed to meet the needs of business application developers who are required to extend existing applications—such as order entry, purchase order or customer service—to the Web, without losing the highly interactive capabilities of the current process.

Unify NXJ enables all developers to work with the J2EE platform in a development paradigm familiar to their current working environment. Unify NXJ replaces laborious J2EE coding with pre-built application functionality and a robust framework, which enables developers with minimal Java experience to create, deploy and manage complex, transaction driven applications that run in a highly interactive Web environment.

Rapid Application Development Product Solutions:

 Unify markets a set of UNIX- and Linux application development tools under the ACCELL brand name. These development tools facilitate the flexible, yet cost-effective development of mission-critical, host-based applications through tight integration of fourth generation programming language ("4GL") and optimized database features. ACCELL products support native interfaces to leading database products including Unify DataServer, Informix, Oracle and Sybase. The ACCELL product suite includes ACCELL/Web, ACCELL/SQL and ACCELL/IDS.

  •
  ACCELL/Web™—quickly transforms existing ACCELL/SQL applications into fully featured graphical Web-browser based applications without the requirement for any source code modifications.

  •
  ACCELL/SQL™—powerful 4GL-based rapid application development software for the cost-effective development of character-based client/server applications. ACCELL/SQL utilizes native optimized connectivity for Unify, Oracle, Sybase and Informix databases creating one of the fastest application performance environments in the market.

  •
  ACCELL/IDS™—powerful 4GL-based rapid application development software for applications that utilize Unify's DataServer ELS database.

Graphical Client/Server Product Solution:

 Unify VISION® is a powerful graphical, client/server application development and deployment system that allows for rapid creation and easy modification of complex business applications based on 4GL technology. Unify VISION consists of an object oriented, repository-based component framework designed to enable developers to rapidly create and easily modify application components. Its powerful pre-built components enable developers to focus on the business components and processes that make up the heart of their applications. VISION also contains an application server to allow organizations to integrate custom-built and packaged applications with the Internet. Unify VISION's scalable architecture delivers a high level of performance, availability and reliability by offering server replication, load balancing, fail-over and recovery, and publish-and-subscribe capabilities.

Database Management Product Line:

 Our family of database management products supports all major UNIX, Linux, and Microsoft Windows platforms and is marketed under the DataServer® brand.

  •
  DataServer®—A high performance enterprise relational database management system with minimal maintenance and memory requirements. It can quickly accommodate the growth of user requirements over time, making it an attractive choice for mission critical applications. DataServer makes it easy for developers to create graphical applications and migrate existing database applications to enterprise network and Internet environments.

  •
  DataServer® ELS—A high performance, easily embeddable relational database management system. Its small footprint and proven reliability make it an industry favorite for embedded applications that require relational databases.

Customers

Unify has a broad customer base of more than 2,000 active customers, including 300 ISV partners, located in over 45 countries and representing a broad range of industries. No customer accounted for more than 10% of the Company's revenues for fiscal 2003, 2002 or 2001.

Our customers include AT&T, bioMèrieux, BMW Lease BV, Boeing, Bureau of Land Management, Business Console Limited, Canon, Citigroup, Contractors Warehouse, Credit Lyonnais, Fannie Mae, Federal Express, Fuji Electric Co., Ltd, General Dynamics, GlaxoSmithKline, GMAC Lease BV, Grolier Inc., Lexis/Nexis, Linea Informatica S.R.L., Medstat Group, Mitsubishi Denki Co., Ltd., National Australia Bank, NEC, Nortel Networks, Inc., Oregon Department of Agriculture, Portland State University, Prime Clinical Systems, Procura, BV, Reuters, Savings Bank of the Russian Federation, Sescoi France SAS, Sherwood International Systems, Sofico, Star Computers Ltd, Texas State Library, Triple G Systems Group Inc., and Wells Fargo Bank.

Sales, Marketing and Distribution

Unify's products and services are marketed and distributed to customers globally using a combination of direct and indirect distribution channels, including a corporate sales force, ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage the Company's sales, support and consulting resources to provide complete solutions to our customers.

Our marketing is focused on generating demand and marketing awareness for Unify products, including efforts to support the direct and indirect sales channels. Marketing activities include customer communications, product launches, lead generation, public relations, analyst relations, advertising, newsletters, direct mail, product datasheets, trade shows, business development, product marketing and web site maintenance.

We market our products internationally through subsidiaries in the UK and France, and through distributors in Asia Pacific, Australia, Europe, India, Japan, Latin America, Russia and South Africa. International revenues accounted for 54%, 63% and 57% of total revenues in fiscal 2003, 2002, and 2001 respectively.

As of April 30, 2003, we had 23 employees engaged in sales and marketing activities, 16 in North America and 7 in Europe.

Customer Support and Professional Services

Unify's customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy and manage business and Web applications.

Customer Support

 Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in Sacramento, California, the UK and France. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support customers have renewed their annual support contracts.

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

Education

 Unify offers introductory and advance education courses provided on a regularly scheduled basis at Unify training centers located in Sacramento, California; London, England; and Paris, France. We also offer on-site training at customer facilities.

As of April 30, 2003, we had a total of 10 employees engaged in providing professional services, 7 in support and 3 in consulting and training. Of those employees, 7 were located in the United States and 3 were located in Europe.

Product Development

Historically, Unify has been a product development and technology focused company, having made substantial investments in research and development over the past several years. Our product development expenditures for fiscal 2003, 2002, and 2001, were $4.1 million, $4.1 million, and $4.9 million, respectively, representing approximately 34%, 30% and 34% of total revenues for those periods. Our continued investment in research and development allowed us to build and deliver our latest flagship product, Unify NXJ, as well as to provide improvements in existing products. Most of our current software products have been developed internally; however, we have acquired certain software components from third parties in the past and we expect to do so again in the future. We are committed to delivering products that meet customer and market needs in future periods.

Our product development activities are conducted at the Sacramento, California headquarters facility. As of April 30, 2003, we had a total of 28 employees in product development, including 22 software development engineers. On June 18, 2003, we eliminated 12 research and development positions to align our business model to support a heightened focus on customers and to become a more sales and marketing driven organization. As of June 30, 2003, we have 15 employees in product development including 10 software development engineers.

Competition

The market for Web application product solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. The Company has experienced and expects to continue to experience competition from current and future competitors, particularly as companies enter the Web application development markets, and especially for the J2EE platform. Competitors to Unify include BEA Systems, ("BEA"), Borland Software Corp. ("Borland"), International Business Machines ("IBM"), Oracle Corporation ("Oracle"), and Sybase in addition to companies such as M7 and Versata.

The Company generally derives sales from new development projects, additional deployment of existing applications and product upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether to develop a new application with a competitor's products which could replace the existing application built using our products.

As new products and technologies are introduced, increased competition could result in price reductions, fewer customer orders and reduced gross margins, any one of which could adversely affect our business, operating results, and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share. Such competition could adversely affect our ability to sell additional licenses and maintenance and support renewals on favorable terms.

We believe we compete favorably with respect to competitive factors including, ease of use and time to market for application development and deployment; management of deployed applications; product performance and quality; product architecture and scalability; customer support; professional services; and price.

We must continue to sufficiently differentiate our products based on functionality, reliability, ease of use, performance, return on investment and total cost of ownership, otherwise these competitive pressures could require us to reduce the price of our products and related services, which could adversely affect our business, operating results, and financial condition.

Intellectual Property

We rely on a combination of copyright, trademark and trade-secret laws, non-disclosure agreements and other methods to protect our proprietary technology. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries in which we sell products do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

Although there are no pending lawsuits against Unify regarding infringement of any existing patents, other intellectual property rights or any notices that we are infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that we will be able to defend such claim or obtain licenses on reasonable terms. Our involvement in any patent dispute or any other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require us to seek licenses from third parties, and prevent us from developing and selling its products. Any of these situations could have an adverse effect on our business, operating results, and financial condition.

We are dependent on third-party suppliers for certain software, which is embedded in some of our products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by us if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing its products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could adversely affect our business, operating results, and financial condition.

Employees

As of April 30, 2003, we had a total of 75 employees, including 28 in product development, 20 in sales and marketing, 13 in support, consulting, and training, and 14 in finance, information systems, operations and general administration. Of these employees, 63 were located in the United States and 12 were located in Europe. On June 18, 2003, we eliminated 15 positions to align our business model to support a heightened focus on customers and to become a more sales and marketing driven organization. As of June 30, 2003, we had a total of 60 employees, including 15 in product development, 18 in sales and marketing, 13 in support, consulting, and training, and 14 in finance, information systems, operations and general administration. Of these employees, 47 were located in the United States and 13 were located in Europe.

Our success depends in large part on our ability to attract and retain qualified employees, particularly senior management, engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that we will be successful in attracting or retaining key employees. Any failure we have in attracting and retaining qualified senior management, engineering, direct sales, and support personnel could adversely affect our business, operating results, and financial condition. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Unify) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.unify.com our SEC filings on Form 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company
Todd Wille	40	Chairman, President and Chief Executive Officer
Pete DiCorti	52	Vice President, Finance & Administration and Chief Financial Officer
Jim Kanir	44	Vice President, Worldwide Sales & Marketing
Frank Verardi	54	Vice President, Technical Services
Dave Glende	43	Vice President, Strategy and Chief Technology Officer
Greg Tsutaoka	36	Vice President, Business Development

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

Pete DiCorti joined the Company in October 2002 as vice president of finance & administration and chief financial officer. Before joining Unify, Mr. DiCorti served as the business development officer for JMW Capital Partners. Prior to that, Mr. DiCorti was the vice president and CFO of the Grass Valley Group. Mr. DiCorti received a B.S. in finance from Santa Clara University.

Jim Kanir joined Unify in June 2003 as the vice president of worldwide sales and marketing. Mr. Kanir most recently served as the vice president of worldwide sales and channel relations for CrossAccess Corporation, a provider of legacy data integration for enterprise-wide e-business initiatives, based in Santa Clara, Calif. Prior to CrossAccess, Mr. Kanir worked for Pentawave and prior to that, Bell & Howell Imaging Solutions as vice president of sales. Mr. Kanir graduated from Wilmington College with a degree in business management.

Frank Verardi joined the Company in August 1988 as manager of consulting services and was named director of client services in 1989. In November 1995, Mr. Verardi was appointed vice president of worldwide product delivery and customer support, and in May 1999 he was appointed vice president of worldwide professional services. In May 2001, he was appointed vice president of worldwide sales and marketing and in June 2003, he was appointed vice president of technical services. Before joining Unify, Mr. Verardi held various positions with Computer Sciences Corporation where his most recent assignment was director of commercial professional services. Mr. Verardi received a B.S. in computer science from California State University, Chico.

David Glende joined the Company in 1985 and has held various management positions in product development before being appointed chief technology officer in February 2000. In May 2001, Mr. Glende was appointed vice president, products and chief technology officer and in June 2003, he was appointed vice president of strategy and CTO. Mr. Glende oversees the Company's corporate and product strategy activities. Prior to joining Unify, Mr. Glende served as the manager of engineering for Advanced Data Institute. Mr. Glende holds a B.S. in computer science from California State University, Sacramento.

Greg Tsutaoka joined the Company in March 2003 as vice president of business development. Mr. Tsutaoka has 10 years in the field of business development, corporate strategy and marketing. Before joining Unify, Mr. Tsutaoka was founder and president of New Millennium Management L.L.C. He has also designed and managed business development strategies and partnership programs for industry leading technology companies including Remedy Corporation, FusionStorm Inc., and Emanio Inc. Mr. Tsutaoka holds a B.S. in managerial economics from University of California, Davis and a JD from Whittier Law School.

Each executive officer serves at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.

RISK FACTORS

In evaluating the Company's business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K and in our other filings with the SEC.

We are subject to intense competition.

We have experienced and expect to continue to experience intense competition from current and future competitors including BEA, Borland, IBM, Oracle and Sybase.

These competitors have significantly greater financial, technical, marketing and other resources than Unify, in addition to having greater name recognition and more extensive customer bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

We expect to face additional competition as other established and emerging companies enter the Web application development market, and new products and technologies are introduced to the market. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could adversely affect our business, operating results and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could adversely affect our ability to sell additional licenses and maintenance and support renewals on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could adversely affect our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competition, and the failure to do so would have an adverse effect upon our business, operating results and financial condition. See "Business—Competition."

We may be unable to retain key employees.

Our future performance depends on the continued service of key technical, sales and senior management personnel. With the exception of Unify's president and chief executive officer, there are no other Unify technical, sales, executive or senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain its key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Our quarterly operating results are subject to fluctuations and seasonal variability and are therefore difficult to forecast.

Unify's quarterly operating results have varied significantly in the past and we expect that they could vary significantly in the future. Such variations could result from the following factors: the size and timing of significant orders and their fulfillment; demand for our products; the quantity, timing and significance of our product enhancements and new product announcements or those of our competitors; our ability to attract and retain key employees; seasonality; changes in our pricing or our competitors'; realignments of our organizational structure; changes in the level of our operating expenses; changes in our sales incentive plans; budgeting cycles of our customers; customer order deferrals in anticipation of enhancements or new products offered by us or our competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because software technology is rapidly evolving, and our sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and varies substantially from customer to customer. Because we normally deliver products within a short time of receiving an order, we typically do not have a backlog of orders. As a result, to achieve its quarterly revenue objectives, we are dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, we generally recognize a substantial portion of our revenues at the end of a quarter. Our expense levels largely reflect our expectations for future revenue and are therefore relatively fixed in the short term; if revenue levels fall below expectations our operating results are likely to be disproportionately adversely affected.

We expect that our operating results will continue to be affected by the difficult IT economic environment that began in 2001 as well as by seasonal trends. In particular, we anticipate relatively weak demand in the fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Our continued financial success is dependent on our ability to sustain profitability and generate significant cash flows.

Unify's continued financial success is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2002 and 2001, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the Company's pending lawsuits relating to the special investigation. During fiscal 2003, management resolved all lawsuits relating to the special investigation, addressed issues resulting from resizing the organization, continued to aggressively market ACCELL/Web to existing customers and completed development of a new strategic flagship product (Unify NXJ). In fiscal 2004, the Company plans to make strategic investments in sales and marketing, including hiring additional field sales representatives and sales support engineers, to drive revenue growth and market acceptance of Unify NXJ. There is no assurance that management's plans will be successful. If required, the Company's ability to obtain additional financing on acceptable terms may be adversely affected because our Common Stock trades on the over-the-counter bulletin board as opposed to more liquid markets such as the NASDAQ National Market. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company will be required to significantly reduce its operations.

Our products are subject to a lengthy sales cycle.

Our products are used to develop business Web applications that are critical to a customer and are often purchased as part of a larger set of IT initiatives. As a result, the licensing and implementation of applications built using our products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompany significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

We are dependent on acceptance of our new products and on the growth of the web application development market.

We expect Unify NXJ to account for an increasing percentage of future revenues and accordingly, we are devoting a substantial portion of our resources in the building of the sales model and marketing programs to gain market acceptance and momentum for Unify NXJ. As a result, factors adversely affecting the pricing of or demand for Unify NXJ, such as, but not limited to, competition and technological change, would have an adverse effect on our business, operating results, and financial condition. There can be no assurance that we will successfully market and sell this new product or enhanced versions of our existing products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview;" "Business—Products" and "—Product Development."

If our customers are not able to successfully develop and deploy J2EE applications with Unify NXJ, the viability of our products could be questioned and our reputation could be damaged, which could have adverse effects on our business, operating results, and financial condition. In addition, we expect that a significant percentage of future revenues will continue to be derived from sales to existing customers. If these existing customers purchase competitive products, or have difficulty deploying applications built with Unify's products, our relationships with these customers, revenues from sales of our products and other products, and the Company's business, operating results, and financial condition could be adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

There can be no assurance that the market for Web application product solutions and the J2EE platform will continue to grow. If these markets fail to grow, or grow more slowly than we currently anticipate, our business, operating results, and financial condition could be adversely affected.

The market in which we compete is subject to rapid technological change.

The software market in which we compete is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

Our future success will depend in part upon our ability to address the increasingly sophisticated needs of customers by developing new product functionality and enhancements that keep pace with technological developments, emerging industry standards and customer requirements.

There can be no assurance that we will be successful in marketing Unify NXJ or that we will not experience difficulties that delay or prevent the sale of enhancements to existing products that meet with a significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed or if when released they fail to achieve market acceptance, our business, operating results, and financial condition would be adversely affected. See "Business—Product Development."

We are dependent on indirect sales channels.

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 54%, 64% and 50% of our software license revenues with the remainder from end users, for fiscal 2003, 2002 and 2001, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners could have an adverse effect our business, operating results, and financial condition. See "Business—Sales, Marketing and Distribution."

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers accounted for 54%, 63% and 57% of our total revenues, with the remainder from the United States, in fiscal 2003, 2002 and 2001, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. Although we have had international operations for a number of years, there can be no assurance that we will be able to successfully market, sell and deliver our products in these markets. In addition to the uncertainty as to our ability to expand our international presence, there are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results, and financial condition. In addition, the Company's subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business—Sales, Marketing and Distribution."

Our software products could contain defects and could be subject to potential release delays.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by us and current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have an adverse effect upon our business, operating results, and financial condition. Additionally, if the release dates of any future Unify product line additions or enhancements are delayed or if when released they fail to achieve market acceptance, our business, operating results, financial condition and cash flows would be adversely affected. See "Business—Product Development."

Our license agreements may not protect us from product liability claims.

The license agreements we have with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The sale and support of current and future products may involve the risk of such claims, any of which are likely to be substantial in light of the use of these products in the development of core business applications. A successful product liability claim brought against the Company could have an adverse effect upon our business, operating results, and financial condition.

Our success is dependent upon the retention of key personnel.

Unify's success depends largely on the efforts and abilities of certain key personnel. The loss of the services of any of the Company's executive officers or the inability to attract and retain additional senior management could have an adverse effect on our business, operating results, and financial condition. The loss of other management and/or key personnel could also have an adverse effect on our business, operating results, and financial condition. See "Business—Employees."

Our success also depends in large part upon our ability to attract and retain qualified employees, particularly highly skilled engineering, sales and support personnel. The competition for such employees can be intense. There can be no assurance that we will be successful in attracting or retaining key personnel. Any failure by the Company to attract and retain engineering, direct sales and support personnel would adversely affect our business, operating results, and financial condition. See "Business—Employees."

Rapid growth may significantly strain the resources of the Company.

Unify's potential expansion may significantly strain management, financial, customer support, operational and other resources. If we achieve successful market acceptance of our current and future products, we may undergo a period of rapid growth. To accommodate this growth, we are continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of its internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner could have an adverse effect on our business, operating results, and financial condition. Moreover, there can be no assurance that our systems, procedures and controls will be adequate to support our future operations.

We rely upon technology from certain third-party suppliers.

Unify is dependent on third-party suppliers for software which is embedded in some of its products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing such products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could adversely affect our business, operating results and financial condition. See "Business—Intellectual Property."

We may be subject to violations of our intellectual property rights.

Unify relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite our efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our technology exists, piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that competition will not independently develop similar technology.

Although there are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any notices that we are infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that we will be able to defend such claim or obtain licenses on reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require that we seek licenses from third parties and prevent us from developing and selling our products. Any of these situations could have an adverse effect on our business, operating results, and financial condition. See "Business—Intellectual Property."

Our stock price may be subject to volatility.

Unify's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Unify or its competitors'; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in our relationships with our customers, distributors and suppliers; legal proceedings brought against the Company or officers; significant changes in our senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

Unify's stock trades over the counter on the "bulletin board." Companies whose shares trade over-the-counter generally receive less coverage and are subject to greater price volatility than those trading on major exchanges.

ITEM 2. PROPERTIES

Unify's principal administrative offices and headquarters are in Sacramento, California where we lease a 38,000 square foot facility. In fiscal 2003 and 2002, we subleased 1,530 and 10,159 square feet, respectively that were not required for operations. We collected sublease income of approximately $15,000 each in fiscal 2003 and 2002. As of June 30, 2003, we no longer have a sublet tenant. In fiscal 2003, we terminated the sublease on our former administrative headquarters in San Jose, California and recognized expense of $114,000. We also lease sales and support offices in the United Kingdom and France. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

 Class Action and Derivative Litigation:    In April 2002, the Company settled the consolidated class actions, the individual institutional investor actions and the consolidated derivative actions which were brought against Unify and certain of the Company's present and former directors and officers. The settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including attorney fees for class action, derivative and individual action plaintiffs, of which the amounts to be paid by the Company were paid by the Company's insurance carrier. The settlement agreement has been approved by the courts in which these actions were pending and the actions have been dismissed.

 SEC and United States Attorney's Office Actions:    In May 2002, the SEC brought an action against the Company and two of its former officers. The SEC charged the Company with books and records violations only and did not seek disgorgement or civil penalties against the Company. In May 2002, the Company consented to the entry of a permanent injunction without admitting or denying the allegations in the SEC's complaint. The Company understands that the SEC's action against the former officers is continuing.

In May 2002, the United States Attorney for the Northern District of California announced the indictment of a former officer of the Company and the guilty plea of another former officer for violations of federal securities laws. The trial in that action is presently set for September 15, 2003. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of federal securities laws. The Company will continue to cooperate with the SEC and United States Attorney's Office, as necessary, in connection with any actions pending against any former executive officers of the Company and cannot predict the outcome of either matter.

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

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2003, there are no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

During the first half of fiscal 2003, Unify's common stock was traded on the over-the-counter market on the "pink sheets" under the symbol UNFY. In November 2002, the stock became listed on the Over-The-Counter Bulletin Board (OTC BB). The following table sets forth the high and low sales prices as reported on the over-the counter market for shares of our common stock for the periods indicated. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2003
Fourth Quarter	$0.43	$0.25
Third Quarter	0.65	0.25
Second Quarter	0.75	0.20
First Quarter	1.05	0.45
Fiscal 2002
Fourth Quarter	$0.90	$0.28
Third Quarter	0.40	0.05
Second Quarter	0.50	0.20
First Quarter	0.40	0.10

Common Stockholders of Record

At May 30, 2003, there were approximately 266 stockholders of record of the Company's common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	Years Ended April 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$5,895	$7,303	$7,229	$12,576	$19,768
Services	6,278	6,297	7,074	8,475	9,680

Total revenues	12,173	13,600	14,303	21,051	29,448

Cost of revenues:
Software licenses	263	498	662	1,342	849
Services	1,133	1,442	3,085	4,037	4,404

Total cost of revenues	1,396	1,940	3,747	5,379	5,253

Gross profit	10,777	11,660	10,556	15,672	24,195

Operating expenses:
Product development	4,108	4,099	4,912	6,696	5,928
Selling, general and administrative	6,523	6,016	10,697	16,835	14,463
Write-down of other investments	200	1,300	3,650	—	—
Special charges (recovery)	(132)	(1,276)	3,356	—	—

Total operating expenses	10,699	10,139	22,615	23,531	20,391

Income (loss) from operations	78	1,521	(12,059)	(7,859)	3,804
Other income (expense), net	3	36	(213)	367	304

Income (loss) before income taxes	81	1,557	(12,272)	(7,492)	4,108
Provision (benefit) for income taxes	(38)	(10)	59	192	231

Net income (loss)	$119	$1,567	$(12,331)	$(7,684)	$3,877

Net income (loss) per share:
Basic	$0.01	$0.08	$(0.65)	$(0.42)	$0.23

Diluted	$0.01	$0.08	$(0.65)	$(0.42)	$0.21

Shares used in computing net income (loss) per share:
Basic	20,939	20,232	18,979	18,127	17,110

Diluted	21,693	20,779	18,979	18,127	18,102

	April 30,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$3,030	$2,993	$3,084	$11,076	$11,269
Restricted cash	—	—	118	118	118
Working capital (deficit)	658	65	(3,929)	5,835	12,336
Total assets	6,675	7,717	9,344	21,792	22,951
Long-term debt, net of current portion	—	200	—	—	—
Total stockholders' equity (deficit)	1,509	971	(1,202)	10,286	13,945

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements that involve risks and uncertainties and should be read in conjunction with the cautionary language applicable to such forward-looking statements described above in "A Caution About Forward-Looking Statements" found before Item 1 of this Form 10-K. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Risk Factors discussed in this Annual Report and in the Company's other filings with the SEC.

Overview

Unify is a global provider of software product solutions that help companies deliver robust and reliable Web and business applications in less time, at a lower cost and with significantly reduced maintenance. We have a customer base of over 2,000 organizations worldwide that use our solutions to deliver applications that enhance revenue opportunities, improve operational effectiveness, and enrich customer relationships. Our customers are leaders in their respective industries including, healthcare, financial services, government and manufacturing among others.

The Company's flagship product, Unify NXJ, was launched in October 2002 and continues to gain traction in the Web application market. Management believes Unify NXJ is a product solution for delivering business applications for the Web in less time, at a lower cost and with significantly reduced maintenance. Unify NXJ simplifies and speeds the building and management of Web applications by providing 70 percent of the application functions and logic necessary for a robust Web application. This allows IT organizations to simply add business rules, customize the user interface to the corporate standards and quickly deliver a data rich Web application.

For the past 23 years, Unify has provided application development and database management product solutions to organizations worldwide. Unify's rapid application development product line, ACCELL, graphical client/server application development product, VISION, and database management product family, DataServer, enable IT organizations to rapid develop and deliver business applications critical to the enterprise. We help companies solve business and IT challenges by providing a broad range of application development product solutions that are easy to use and cost-effective.

Over the past five years the Company has adjusted to significant changes in its market. At $12.2 million, fiscal 2003 revenue was approximately 41% of what it was in fiscal 1999 when companies were spending heavily to modernize their business applications, adopt distributed computing and early Web enabled capabilities as well as prepare for Y2K compliance. Beginning in fiscal 2000, the Company experienced weakening demand for new licenses of its application and database products, a phenomenon that has been experienced by many software companies that service the enterprise market. The cooling of the economic climate, coupled with the desire for a better return on investment, has prompted organizations around the world to reexamine their IT needs and priorities in a substantial and fundamental manner.

The Company responded in a variety of ways and on a number of fronts. For example, it maintained a substantial investment in product development throughout each of the past five years. In addition to creating customer driven enhancements in features and usability, this effort resulted in new Web centric capabilities that have been integrated throughout our product line. Strategically, this commitment to delivering competitive products has produced Unify NXJ. We believe the next increase in IT spending, when it begins, will be driven by the desire to make business applications Web-enabled and capable of operating in heterogeneous computing environments. Furthermore, we believe that J2EE technologies developed by Sun Microsystems will be the favored platform by our target market of small to medium sized companies, especially by those who wish to migrate legacy systems to modern technologies. As a result, our recently released Unify NXJ was designed to make it easier for programmers without deep understanding of complex J2EE protocols to become quickly effective at building and deploying applications implementing its leading edge capabilities.

Over the past two fiscal years, our management team has dramatically reduced the Company's cost structure, producing the breakeven point required to respond to the challenging environment in which the worldwide software industry continues to find itself. Operating expenses for fiscal 2003 and 2002 were approximately half of what they were in fiscal 1999 and we have been modestly profitable in both years. Other important but somewhat less prominent adjustments have been made and are expected to continue to be made in order to maintain and increase profitability. For instance, management intends to increase its emphasis on marketing and aggressively pursue emerging opportunities for Unify NXJ in order to increase revenue growth. As part of such plan, in June, 2003, management eliminated 15 positions to better align its business model to support a heightened focus on customers and to become a more sales and marketing driven organization. Additionally, a new $1.5 million credit facility (see Note 14 to the financial statements, regarding a credit line from Silicon Valley Bank) was announced in June 2003, providing the Company additional working capital to implement a growth strategy.

Unify has been adversely affected by the poor economic environment in recent years but it has also suffered significantly as the result of the improper accounting practices that were disclosed by our Board of Directors in fiscal 2001 (July 2000). The discovery led to the restatement of financial results for fiscal years 1999 and 2000. It also caused considerable disruption and costs in the form of management changes, management time, investigations, legal claims and shaken confidence in the Company from customers, investors and employees.

All known claims against Unify have been settled. Furthermore, our management team responded to the special challenges presented by this problem by leading the Company, our customers and employees through this recovery process focused on our future prospects and strengths, while implementing changes to our cost structure and internal control systems. The improper accounting practices and related misstatements made by former Unify executives had a significant adverse impact on the Company, but the matter has been fully addressed and resolved with all the regulatory authorities. As stated, all known civil claims have been settled. In addition, we believe our leadership and internal controls have been strengthened.

Critical Accounting Policies

The following discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The areas that require significant judgment are as follows.

 Revenue recognition.    The Company generates revenue from software license sales and related services, including maintenance and support, training services and consulting services. The Company licenses its products to end user customers, independent software vendors and value added resellers. The Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, "Software Revenue Recognition" as effected by Statement of Position 98-4 "Deferral of the Effective Date of a

Provision of SOP 97-2" and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The nature of each licensing arrangement determines how revenues and related costs are recognized.

The Company's customer contracts include multi-element arrangements that include a delivered element, software license, and an undelivered element, maintenance and support. The value allocated to the undelivered element is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the relative fair value of the maintenance and support, regardless of any separate prices stated within the contract. VSOE of fair value is defined as (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element, software license, regardless of any separate prices stated within the contract. The Company's customer contracts do not require the Company to perform significant production, modification or customization of the software.

Revenue is recognized when a noncancelable license agreement has been signed or other persuasive evidence of an arrangement exists, the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable and collectibility is probable.

An assessment of the ability of the Company's customers to pay is another consideration that affects revenue recognition. In some cases, the Company sells to undercapitalized customers. In those circumstances, revenue recognition is deferred until cash is received, the customer has established a history of making timely payments or the customer's financial condition has improved. Furthermore, once revenue has been recognized, the Company evaluates the related accounts receivable balance at each period end for amounts that we believe may no longer be collectible. This evaluation is largely done based on a review of the financial condition via credit agencies and historical experience with the customer. Any deterioration in credit worthiness of a customer may impact the Company's evaluation of accounts receivable in any given period.

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a "best efforts" basis and are generally billed under time-and-materials arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

 Valuation of long-lived assets.    Our long-lived assets are comprised of long-term investments. At April 30, 2003, we had $392,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized $200,000 in impairment losses related to long-term investments in fiscal 2003. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

 Deferred tax asset valuation allowance.    As of April 30, 2003, we have approximately $18.6 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2003	2002	2001
Revenues:
Software licenses	48.4%	53.7%	50.5%
Services	51.6	46.3	49.5

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software licenses	2.2	3.7	4.6
Services	9.3	10.6	21.6

Total cost of revenues	11.5	14.3	26.2

Gross profit	88.5	85.7	73.8

Operating expenses:
Product development	33.7	30.1	34.3
Selling, general and administrative	53.6	44.2	74.8
Write-down of other investments	1.6	9.6	25.5
Special charges (recovery)	(1.0)	(9.4)	23.5

Total operating expenses	87.9	74.5	158.1

Income (loss) from operations	0.6	11.2	(84.3)
Other income, net	0.1	0.2	(1.5)

Income (loss) before income taxes	0.7	11.4	(85.8)
Provision (benefit) for income taxes	(0.3)	(0.1)	0.4

Net income (loss)	1.0	11.5	(86.2)

Total Revenues

 The Company generates revenue from software license sales and related services, including maintenance and support, training services and consulting services.

We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from distributors, ISVs, VARs and partners accounted for approximately 54%, 64% and 50% of our software license revenues, with the remainder from end users, for fiscal 2003, 2002 and 2001, respectively.

We expect that our future revenue growth will depend upon the market acceptance of Unify NXJ, our recently released product solution for delivering business web applications for the J2EE platform, which we believe is the principal means by which we will attract new customers as well as generate new opportunities for license revenue from existing customers. Revenues from our database and client/server products are not expected to show significant growth. Therefore, factors adversely affecting the general acceptance of the Java programming language, the J2EE platform, or particular acceptance of Unify NXJ may have an adverse effect on our business, operating results and financial condition.

Our total revenues in fiscal year 2003 were $12.2 million, a decrease of 10% or $1.4 million from fiscal 2002 revenues of $13.6 million. While total revenues fell by 10%, revenues from support services remained essentially constant. As a result, the dollar decline was primarily due to the decrease in software license revenues.

In fiscal 2003, we renewed approximately 75% of our maintenance agreements. Consulting revenues for fiscal 2003 increased to $0.7 million from $0.4 million in fiscal 2002. Maintenance revenues for fiscal 2003 decreased to $5.6 million from $5.8 million in fiscal 2002. Although there were minor year-to-year changes in the consulting and maintenance revenues mix, the total services revenue for fiscal years 2003 and fiscal 2002 remained constant at $6.3 million.

Our software license revenues decreased $1.4 million or 19% to $5.9 million in fiscal 2003 from $7.3 million in fiscal 2002. Software license revenues in North America increased 36% to $2.9 million, which represented an increase as a percent of total software license revenues from 29% to 49% in fiscal 2002 and 2003, respectively. Outside North America software license revenues decreased as a percentage of total revenues from 71% to 51% during fiscal 2003, compared to fiscal 2002. These decreases in software license revenues outside North America reflect continuing restrictions in corporate information technology spending and continued economic weakness in Japan and Europe. Sales of Unify NXJ, which only became available in the second half of fiscal 2003, were not strong enough to offset the decline in software license revenues from our existing products. In fiscal 2002, our software license revenues increased 1% to $7.3 million from $7.2 million in fiscal 2001. The increase in software license revenues in fiscal 2002 was the result of the introduction of ACCELL/Web, new releases of the ACCELL, DataServer and VISION products and the stabilization of the U.S. sales team.

International revenues include all our software license and service revenues from customers located outside the United States. International revenues from our direct sales organization, indirect sales channels (ISVs, VARs, distributors and other partners outside the U.S.) accounted for 54%, 63% and 57% of total revenues, with the remainder from the United States, in fiscal years 2003, 2002 and 2001, respectively.

Cost of Revenues

 Cost of Software Licenses.    Cost of software licenses consists primarily of product packaging and production costs as well as royalties paid for licensed technology. Cost of software licenses was $0.3 million for fiscal year 2003, $0.5 million for fiscal 2002 and $0.7 million in fiscal 2001. Costs associated with royalties and other direct production costs are incurred at the time of the sale, while the software license revenue may be recognized in different periods, depending on the terms of the contract.

 Cost of Services.    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services in fiscal 2003 decreased 21% to $1.1 million from $1.4 million in fiscal 2002 and $3.1 million in fiscal 2001. The decrease in fiscal 2003 from fiscal 2002 was the result of the liquidation of the Company's Japanese subsidiary and the reduction in the use of outsourced contract labor for consulting engagements. In fiscal 2002, the Company experienced decreases in consulting revenues, which reduced the Company's requirement for outside contractors therefore reducing overall consulting costs from fiscal 2001. The cost of services generally has a high component of fixed costs and therefore does not fluctuate readily with changes in services revenues. Our cost of services as a percent of services revenues in fiscal 2003 was 18% as compared to 23% in fiscal 2002 and 44% in fiscal 2001. We continue to evaluate the efficiency of our support, consulting and training operations and plan to expand our expertise in J2EE application development in fiscal 2004 in order to capitalize on opportunities that arise. As a result, our service costs may increase and, as there is generally a period of time when additional consulting personnel are hired and when they become fully productive, our results of operations may be adversely affected by the expansion of consulting services.

Operating Expenses

 Product Development.    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $4.1 million in both fiscal 2003 and 2002, down 16% from the $4.9 million spent in fiscal 2001. The decrease in fiscal 2002 was primarily the result of a reduction in the work force in October 2000 and the elimination of most contract programmers. Product development costs as a percentage of total revenues were 34% in fiscal 2003, 30% in fiscal 2002 and 34% in fiscal 2001.

 Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses consist primarily of salaries and incentive pay, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $6.5 million for 2003, $6.0 million for 2002 and $10.7 million for 2001. As a percentage of total revenue, SG&A expenses were 54% in fiscal 2003, 44% in fiscal 2002 and 75% in fiscal 2001. The major components of SG&A for fiscal 2003 were sales expenses of $3.5 million, marketing expenses of $0.7 million, and general and administrative expenses of $2.3 million. General and administrative expenses include bad debt provisions and recoveries. Sales expenses decreased $0.2 million from fiscal 2002 as a result of the liquidation of the Company's Japanese subsidiary. Marketing expenses increased $0.2 million during the same period as we funded the launch of our new product, Unify NXJ. General and administrative expenses increased by $0.2 million fiscal 2003 compared to fiscal 2002, primarily as a result of the normal fluctuations that occur throughout the Company's operating year. Bad debt recoveries declined by $0.3 million during fiscal 2003 compared to fiscal 2002. In fiscal 2002 SG&A expenses decreased $4.7 million due to a reduction in the work force in fiscal 2001, the reduction of travel expenses and other overall cost containment programs.

 Write-down of Other Investments.    We continue to periodically review the recorded value of our investments. In fiscal 2003, as a result of continued weakness in the software development industry, we reduced the collective carrying value of our investment in Arrango Software International, Inc. and in Evergreen Internet, Inc from $0.6 million to $0.4 million resulting in a $0.2 million non-cash impairment charge. During fiscal 2002, we recorded an impairment charge of $1.3 million related to this same asset group. We record an investment impairment charge if and when we believe an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of Arrango could result in losses or an inability to recover the carrying value of the investment, thereby possibly requiring additional impairment charges in the future.

 Special Charges.    In July 2000, we announced that certain matters had come to the attention of our Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, Unify incurred special charges related to the investigation itself, legal expenses, additional auditing costs and other litigation related costs of $3.4 million for fiscal 2001. However, during fiscal 2002, we recorded a recovery of special charges of $1.3 million, due primarily to the settlement of the class action lawsuit filed against the Company and resolution of additional audit billings incurred during the restatement. During fiscal 2003, we recorded an additional recovery of $0.1 million for legal costs from our insurance carrier.

 Other Income.    Other income, net consists primarily of foreign exchange gains and losses, interest earned by the Company on our cash, cash equivalents and short-term investments net of interest expense on long-term debt and gains or losses on the liquidation of our assets, including the dissolution of the Japan subsidiary. Other income (expense) was $3,000, $36,000, and ($213,000) in 2003, 2002, and 2001, respectively.

 Provision for Income Taxes.    We recorded a foreign income tax benefit for fiscal 2003 as a result of refunds applied for. A minimal state and federal tax benefit was recorded in 2003. We recorded a federal income tax benefit for fiscal 2002 as the result of refunds received. No state tax provisions were recorded for fiscal 2002 due to the use of operating loss carryforwards and no federal or state tax provisions were recorded for fiscal 2001 due to the Company's net losses. The 2002 and 2001 tax provisions relate primarily to foreign withholding on software license royalties paid to the Company by certain licensees. At April 30, 2003, we had net operating losses for federal tax purposes of approximately $41,780,000.

Liquidity and Capital Resources

At April 30, 2003, the Company had cash, cash equivalents and short-term investments of $3.0 million, compared to $3.0 million at April 30, 2002. Working capital increased by $0.6 million to $0.7 million at April 30, 2003 from $0.1 million at April 30, 2002.

On June 6, 2003, in the first quarter of fiscal 2004, we negotiated a $1.5 million line of credit from Silicon Valley Bank (see Note 14 in footnotes to Consolidated Financial Statements). The line is secured by qualifying accounts receivable, foreign and domestic, and has a one-year term. The Company will incur interest expense on funds used at the prevailing prime rate, not to be less than 4.25% per annum, plus two percent. The Company also agreed to issue warrants to Silicon Valley Bank to purchase 115,385 shares of Company stock at a per share price of $0.39 exercisable through June 6, 2010.

We currently believe that existing cash ($3 million as of April 30, 2003), forecasted operating cash flows for fiscal year 2004, and the new credit facility agreement entered into by the Company, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2004. The operating plan assumes normal operations for the Company, capital expenditures of approximately $250,000 and interest and principal payments on debt. The Company believes it can generate additional funds by reducing working capital requirements, cost reduction initiatives beyond those already included in the operating plan, asset sales and payment negotiations with various customers and vendors or a combination thereof.

In fiscal 2003, cost and cash management controls were maintained, Unify NXJ was developed and launched to the market, and existing products including ACCELL/Web were marketed to the installed base.

In fiscal 2004, we plan to make strategic investments in sales and marketing, including hiring additional field sales representatives and engineers, to drive revenue growth and market acceptance of Unify NXJ. There is no assurance our plans will be successful. We believe that the $1.5 million secured line of credit obtained from Silicon Valley Bank in June 2003, the first quarter of fiscal 2004, will be adequate to meet our needs over the next twelve months (see Note 14 in footnotes to Consolidated Financial Statements). Our borrowing capacity under this line of credit may be adversely impacted, should revenues not grow sufficiently, which generate receivables that qualify for the line of credit's borrowing base. Our ability to obtain new or additional financing on acceptable terms may be adversely affected because our common stock trades on the over-the-counter bulletin board as opposed to more liquid markets such as the NASDAQ National Market. Additionally, the sale of additional equity or other securities will result in dilution of our stockholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements, we will be required to significantly reduce operations.

 Operating Cash Flows.    In fiscal 2003, we had positive cash flows from operations totaling $0.4 million for fiscal 2003. This represented a favorable departure from fiscal 2002 and 2001 where negative cash flows from operations were $0.4 million and $6.0 million, respectively. The positive operating cash flow for fiscal 2003 principally resulted from $0.1 million in net profit, a $1.1 million decrease in amounts owed by customers, a $0.6 million decrease in accrued liabilities and a $0.6 decrease in deferred revenue. Other factors include $0.2 million in depreciation, $0.2 million write-down of other investments, $0.1 in stock compensation, together with a $0.1 million decrease in prepaid expenses and offset by a $0.1 million decrease in accounts payable and a $0.1 million decrease in accrued compensation. For fiscal 2002, negative operating cash flow of $0.4 million resulted from net income of $1.6 million and decreases of $1.5 million in other accrued liabilities, which were primarily as the result of settlements of class action and derivative suits, $1.3 million in accounts payable, $0.4 million in deferred revenue and $0.3 million in accrued compensation and related expenses, primarily as the result of the liquidation of our Japan subsidiary, and an increase in accounts receivable of $0.5 million. These amounts were partially offset by a decrease of $0.2 million in prepaid expenses, the non-cash write-down of other investments of $1.3 million, the elimination of cumulative translation adjustments upon the liquidation of Unify Japan of $0.1 million and depreciation of $0.4 million. The negative operating cash flows for fiscal 2001 resulted from a net loss of $12.3 million, a decrease in deferred revenues of $1.5 million and a decrease in accrued compensation and related expenses of $0.4 million, partially offset by a decrease in accounts receivable of $2.3 million, the write down of other investments of $3.7 million, depreciation of $0.9 million, $0.8 million increase in accounts payable, $0.2 million decrease in prepaid expenses and $0.4 million increase in other accrued liabilities.

 Investing Cash Flows.    Net cash and cash equivalents used by investing activities approximated $0.2 million for fiscal 2003. Net cash and cash equivalents provided by investing activities approximated $0.2 million in fiscal 2002 and $0.8 million in fiscal 2001. The change in fiscal 2003 was due to capital purchases. In fiscal 2002, net cash provided by investing activities of $0.2 million consisted primarily of the sale of available for sale securities and other assets of $0.1 million and decreases in restricted cash of $0.1 million, partially offset by purchases of property and equipment and other investments of $0.1 million. Net cash provided by investing activities of $0.8 million in fiscal 2001 consisted primarily of $3.7 million in sales from available for sale securities partially offset by the net increase in other investments of $2.1 million which represents $2.2 million additional investment in Evergreen Internet Inc. less the sale of the iChatterbox investment for $0.1 million. The remaining offset to fiscal 2001 investing activities was the result of the sale of other assets and property and equipment purchases.

 Financing Cash Flows.    Cash used in financing activities was $0.4 million in fiscal 2003, $0.1 million in fiscal 2002, as compared to cash provided by financing activities of $0.7 million in fiscal 2001. The cash used in 2003 was the result of $0.3 million decrease in amounts payable to minority stockholders, a $0.2 million repayment of debt obligations and $0.1 million received for the issuance of our common stock. The cash used in financing activities in 2002 was the result of principle payments under debt obligations and amounts payable to minority interest stockholders of $0.3 million reduced by proceeds from issuance of common stock from stock options exercises and purchases under the employee stock purchase plan of $0.2 million. Cash provided by financing activities in fiscal 2001 of $0.7 million was provided from stock option exercises and purchases under the employee stock purchase plan of $0.6 million and an increase in note payable to minority interest stockholders of $0.1 million.

Recently Issued Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 ("Statement 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of Statement 146 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not expect the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-K. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("Statement 148"). Statement 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of FAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" (FIN46). FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company currently has no contractual relationship or other business relationship with a VIE. The Company does not expect the adoption of FIN 46 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of Statement 149 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, Statement 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of Statement 150 will have a material impact on our financial position, cash flows or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk.    The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and investments, which totaled $3.0 million at April 30, 2003. Unify had no short-term investments at April 30 in fiscal 2003 or 2002. In fiscal 2001, the securities in the Company's investment portfolio were generally classified as available for sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Additionally, the Company has no interest rate risk on its long-term debt.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom and France. At April 30, 2003, the Company had $0.1 million in such receivables denominated in Euros. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the financial statements and supplementary financial information, which are filed, as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2002, we dismissed Deloitte & Touche LLP ("D&T") as our independent certified public accountants. The Audit Committee of our Board of Directors approved the decision to change accountants. During the fiscal years ended April 30, 2002 and 2001, D&T's reports on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and were not qualified as to audit scope or accounting principles. These reports contained an explanatory paragraph with respect to uncertainties that raised substantial doubt as to our ability to continue as a going concern. During those two fiscal years and the subsequent period up to December 16, 2002, other than the matters discussed in the following two paragraphs, there were no disagreements (as defined under Item 304 of Regulation S-K) with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

During the quarter ended July 31, 2002, we received restricted shares of common stock of a privately-held customer in settlement of an outstanding claim that we had asserted against the customer. In making our initial assessment of the estimated fair value of the common stock received, we considered, among other things, the historical and projected operating results of the customer. However, D&T advised us that, in light of the uncertainties regarding the realizability of the common stock received, it believed the use of valuation methodologies which additionally considered liquidation preferences would be more appropriate. After discussion with D&T, we concluded it was more appropriate to use the valuation methodology proposed by D&T.

During the quarter ended July 31, 2002, we were informed by one of our foreign distributors that the distributor did not intend to pay us $250,000 in license fees until the distributor re-sold the license to an end-user. As a result, we determined that the distributor could not demonstrate an ability to honor payment commitments until the distributor subsequently sold the license to an end-user. We had previously recorded these fees as revenue upon the sale of the license to the distributor in the fourth quarter of our fiscal year ended April 30, 2002. We initially believed that, during the quarter ended July 31, 2002, a reserve for the receivable should be established, resulting in a charge to bad debt expense. D&T believed that the distributor's unwillingness to pay us should be accounted for as a product return until the license was re-sold by the distributor and, as such, that the appropriate accounting would be to reverse the original sale, thereby reducing revenues for the quarter ended July 31, 2002. After discussions with D&T, we concluded that it was appropriate to reverse the revenue from this transaction in the quarter ended July 31, 2002.

D&T discussed both of these matters with our Audit Committee of the Board of Directors and advised the Audit Committee that it believed the above items constituted disagreements with Management pursuant to Item 304 of Regulation S-K.

On December 20, 2002, pursuant to the approval of the Audit Committee of our Board of Directors, we engaged Ernst & Young LLP ("E&Y") to serve as our independent auditors. During the fiscal years ended April 30, 2002 and 2001, and during the subsequent period through December 20, 2002, we did not consult with E&Y on any accounting or auditing issues.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item which relates to the Company's directors and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2003 Annual Meeting of Stockholders (the "2003 Annual Meeting of Stockholders") and is incorporated herein by reference. The information required by this item which relates to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements

2.
Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	62

  All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.
Exhibits—See Item 15(c) below.

(b)
Reports on Form 8-K

Form 8-K filed on June 17, 2003, announcing the Company's financial results for its fourth fiscal quarter and year ended April 30, 2003.

(c)
Exhibits

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of the Company (1)
3.2		Bylaws of the Registrant (1)
4.1		Form of Stock Certificate (1)
10.2	*	1991 Stock Option Plan, as amended (1)
10.3	*	1996 Employee Stock Purchase Plan (1), (3)
10.4		Form of Indemnification Agreement (1)
10.5		Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and Artificial Intelligence Research (1)
10.6		Office Building Lease for Sacramento Facility, Dated December 17, 1999 (2)
10.8	*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (4)
10.9	*	2001 Stock Plan (3)
10.10		Silicon Valley Bank Loan and Security Agreement dated June 6, 2003
21.1		Subsidiaries of the Registrant (1)
23.1		Consent of Ernst & Young LLP, Independent Auditors
23.2		Consent of Deloitte & Touche LLP, Independent Auditors
99.1		Certification of Todd Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Pete DiCorti, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE Todd E. Wille	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 17, 2003
/s/ PETER J. DICORTI Peter J. DiCorti	Chief Financial Officer (Principal Financial and Accounting Officer)	July 17, 2003
/s/ JACK R. CORRIE Jack R. Corrie	Director	July 17, 2003
/s/ KURT M. GARBE Kurt M. Garbe	Director	July 17, 2003
/s/ TERY R. LARREW Tery R. Larrew	Director	July 17, 2003
/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	July 17, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Todd E. Wille, certify that:

1.
I have reviewed this annual report on Form 10-K of Unify Corporation ("registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 17, 2003

/s/ TODD E. WILLE Todd E. Wille Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Peter J. DiCorti, certify that:

1.
I have reviewed this annual report on Form 10-K of Unify Corporation ("registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 17, 2003

/s/ PETER J. DICORTI Peter J. DiCorti Chief Financial Officer

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of
Unify Corporation:

We have audited the accompanying consolidated balance sheet of Unify Corporation as of April 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) 2 for the year ended April 30, 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Unify Corporation for the years ended April 30, 2002 and 2001 were audited by other auditors whose report dated May 23, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that describes substantial doubt about Unify Corporation's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unify Corporation at April 30, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended April 30, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Sacramento, California
May 29, 2003,
except for Note 14,
as to which the date is June 6, 2003

Report of Deloitte & Touche LLP, Independent Auditors

To the Stockholders and Board of Directors of Unify Corporation:

We have audited the accompanying consolidated balance sheet of Unify Corporation and subsidiaries (the "Company") as of April 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2002 and 2001. Our audits also included the Company's financial statement schedule listed in Item 15(a) 2 for the years ended April 30, 2002 and 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for the years ended April 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended April 30, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's net losses during the years ended April 30, 2001 and 2000, its accumulated deficit as of April 30, 2002, and the decline in the Company's revenues during fiscal 2002, 2001 and 2000, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
San Jose, California
May 23, 2002

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2003	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,030	$2,993
Accounts receivable, net of allowances of $252 in 2003, and $318 in 2002	2,504	3,279
Prepaid expenses and other current assets	290	339

Total current assets	5,824	6,611
Property and equipment, net	345	396
Other investments	392	589
Other assets	114	121

Total assets	$6,675	$7,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$556	$626
Current portion of long term debt	200	240
Other accrued liabilities	822	1,372
Accrued compensation and related expenses	652	689
Payable to minority interest stockholders	—	291
Deferred revenue	2,936	3,328

Total current liabilities	5,166	6,546
Long term debt	—	200
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding in 2003 and 2002	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,166,016 and 20,338,663 shares outstanding in 2003 and 2002	21	20
Additional paid-in capital	59,339	59,088
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(43)	(210)
Accumulated deficit	(57,748)	(57,867)

Total stockholders' equity	1,509	971

Total liabilities and stockholders' equity	$6,675	$7,717

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2003	2002	2001
Revenues:
Software licenses	$5,895	$7,303	$7,229
Services	6,278	6,297	7,074

Total revenues	12,173	13,600	14,303

Cost of revenues:
Software licenses	263	498	662
Services	1,133	1,442	3,085

Total cost of revenues	1,396	1,940	3,747

Gross profit	10,777	11,660	10,556

Operating expenses:
Product development	4,108	4,099	4,912
Selling, general and administrative	6,523	6,016	10,697
Write-down of other investments	200	1,300	3,650
Special charges (recovery)	(132)	(1,276)	3,356

Total operating expenses	10,699	10,139	22,615

Income (loss) from operations	78	1,521	(12,059)
Other income (expense), net	3	36	(213)

Income (loss) before income taxes	81	1,557	(12,272)
Provision (benefit) for income taxes	(38)	(10)	59

Net income (loss)	$119	$1,567	$(12,331)

Net income (loss) per share:
Basic	$0.01	$0.08	$(0.65)

Diluted	$0.01	$0.08	$(0.65)

Shares used in computing net income (loss) per share:
Basic	20,939	20,232	18,979

Diluted	21,693	20,779	18,979

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock			Note Receivable from Stockholder	Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital			Accumulated Deficit	Total Stockholders' Equity (deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances at April 30, 2000	18,745,079	$18	$58,263	$—	$(892)	$(47,103)	$10,286
Comprehensive loss:
Net loss	—	—	—	—	—	(12,331)	(12,331)	$(12,331)
Translation adjustments	—	—	—	—	202	—	202	202
Unrealized holding gains arising during period	—	—	—	—	39	—	39	39

Total comprehensive loss								$(12,090)

Exercise of stock options	733,554	—	352	—	—	—	352
Issuance of common stock under employee stock purchase plan	125,915	—	310	—	—	—	310
Note receivable from stockholder	—	—	—	(60)	—	—	(60)

Balances at April 30, 2001	19,604,548	18	58,925	(60)	(651)	(59,434)	(1,202)
Comprehensive income:
Net income	—	—	—	—	—	1,567	1,567	$1,567
Translation adjustments	—	—	—	—	302	—	302	302
Elimination of cumulative translation adjustments upon Liquidation of Unify Japan					139	—	139	139

Total comprehensive income								$2,008

Exercise of stock options	138,169	—	40	—	—	—	40
Issuance of common stock under employee stock purchase plan	595,946	2	119	—	—	—	121
Stock-based compensation	—	—	4	—	—	—	4

Balances at April 30, 2002	20,338,663	20	59,088	(60)	(210)	(57,867)	971
Comprehensive income:
Net income	—	—	—	—	—	119	119	$119
Translation adjustments	—	—	—	—	167	—	167	167

Total comprehensive income								$286

Exercise of stock options	90,849	—	17	—	—	—	17
Issuance of common stock under employee stock purchase plan	478,308	1	104	—	—	—	105
Stock-based compensation	258,196	—	130	—	—	—	130

Balances at April 30, 2003	21,166,016	$21	$59,339	$(60)	$(43)	$(57,748)	$1,509

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$119	$1,567	$(12,331)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation	233	365	881
Write-down of other investments	200	1,300	3,650
Elimination of cumulative translation adjustments upon liquidation of Unify Japan	—	139	—
Stock-based compensation	130	4	—
Changes in operating assets and liabilities:
Accounts receivable	1,092	(455)	2,294
Prepaid expenses and other current assets	66	206	212
Accounts payable	(79)	(1,250)	777
Accrued compensation and related expenses	(79)	(321)	(359)
Other accrued liabilities	(632)	(1,533)	370
Deferred revenue	(608)	(401)	(1,533)

Net cash provided by (used in) operating activities	442	(379)	(6,039)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(100)
Maturities/sale of available-for-sale securities	—	121	3,669
Decrease in restricted cash	—	75	—
Purchases of property and equipment	(178)	(38)	(605)
Other investments (increase) decrease	(3)	(39)	(2,130)
(Increase) decrease in other assets	15	107	(55)

Net cash provided by investing activities	(166)	226	779

Cash flows from financing activities:
Proceeds from issuance of common stock, net	122	161	602
Principal payments under debt obligations	(240)	(60)	—
Payable to minority interest stockholders	(309)	(222)	135

Net cash provided by (used in) financing activities	(427)	(121)	737

Effect of exchange rate changes on cash	188	283	100

Net increase (decrease) in cash and cash equivalents	37	9	(4,423)
Cash and cash equivalents, beginning of year	2,993	2,984	7,407

Cash and cash equivalents, end of year	$3,030	$2,993	$2,984

Supplemental noncash investing and financing activities:
Loan to stockholder on common stock issued	$—	$—	$60
Conversion of other accrued liabilities to long-term debt	$—	$500	$—
Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$3	$18	$6
Income taxes	$(52)	$(286)	$17

See accompanying notes

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

 Unify Corporation is a global provider of software product solutions that help companies deliver robust and reliable Web and business applications in less time, at a lower cost and with significantly reduced maintenance. Companies use Unify products to simplify and automate the delivery of business applications to increase revenue, enrich customer relationships and enhance operational effectiveness.

Founded in 1980, the Company's product lines include a relational database management system, application development systems for host-based and client/server applications and, recently, a product solution for delivering business applications on the Web using the Java 2 Enterprise Edition ("J2EE") platform, Unify NXJ. The Company's application development systems for host-based and client/server applications and relational database management systems help companies build and deploy applications that integrate into existing systems and use industry standard technologies such as Windows, UNIX, Linux and Java.

The Company's customers are in a variety of industries, including healthcare, finance, telecommunications, retail, manufacturing, insurance and government. Unify is headquartered in Sacramento, California and has sales and subsidiaries in the United Kingdom and France.

Basis of Presentation

 The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. At the end of fiscal 2002, the Company liquidated Unify Japan KK, in which the Company had an ownership interest of 66%. The Company did not allocate any of the Unify Japan KK net loss in fiscal 2002 and 2001 to the minority interest shareholders as Unify Japan KK was in a negative equity position. At the end of fiscal 2002, the Company sold the assets and the trade rights to a newly formed Japanese corporation who represents Unify as its distributor in Japan. The Company currently has an investment of less than 15% in the new entity that it reports in "Other Investments". (Note 4)

The functional currencies of the Company's foreign subsidiaries are their local currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income and recorded in other comprehensive income.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses in fiscal 2001 and 2000, and had an accumulated deficit of $57,867,000 as of April 30, 2002. In addition, the Company experienced a decline in annual revenues and negative cash flows during the previous three fiscal years. As a result, at April 30, 2002, substantial doubt existed as to the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve various lawsuits. In fiscal 2003, cost and cash management controls were maintained, Unify NXJ was developed and launched to the market, and existing products including ACCELL/Web were further marketed into the installed base.

Management currently believes that existing cash ($3 million as of April 30, 2003), forecasted operating cash flows for fiscal year 2004, and the new credit facility agreement entered into by the Company (Note 14), will provide the Company with sufficient working capital for it to meet its operating plan for fiscal year 2004. The operating plan assumes normal operations for the Company, capital expenditures of approximately $250,000 and interest and principal payments on debt. The Company believes it can generate additional funds by reducing working capital requirements, cost reduction initiatives beyond those already included in the operating plan, asset sales and payment negotiations with various customers and vendors or a combination thereof.

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk and Credit Evaluations

 Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and investments. The Company places its cash, cash equivalents and investments primarily with three financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 2003, 2002 and 2001. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside the United States. International revenues from our direct sales organization, indirect sales channels (ISVs, VARs, distributors and other partners outside the U.S.) accounted for 54%, 63% and 57% of total revenues, with the remainder from the United States, in fiscal years 2003, 2002 and 2001, respectively.

Other Investments

 The Company carries other investments at cost, subject to evaluation for impairment (Note 4).

Property and Equipment

 Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Capitalized Software

 Under the criteria set forth in Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. With respect to the Company's software development process, technological feasibility is established upon completion of a working model. To date, the Company's products have been released shortly after reaching technological feasibility. Therefore, development costs incurred after completion of a working model and prior to general release have not been significant. Accordingly, no software development costs have been capitalized by the Company to date.

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

Revenue Recognition

 The Company generates revenue from software license sales and related services, including maintenance and support, training services and consulting services. The Company licenses its products to end user customers, independent software vendors and value added resellers. The Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, "Software Revenue Recognition" as effected by Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The nature of each licensing arrangement determines how revenues and related costs are recognized.

The Company's customer contracts include multi-element arrangements that include a delivered element, software license, and an undelivered element, maintenance and support. The value allocated to the undelivered element is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the relative fair value of the maintenance and support, regardless of any separate prices stated within the contract. VSOE of fair value is defined as (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element, software license, regardless of any separate prices stated within the contract. The Company's customer contracts do not require the Company to perform significant production, modification or customization of the software.

Revenue is recognized when a noncancelable license agreement has been signed or other persuasive evidence of an arrangement exists, the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable and collectibility is probable.

An assessment of the ability of the Company's customers to pay is another consideration that affects revenue recognition. In some cases, the Company sells to undercapitalized customers. In those circumstances, revenue recognition is deferred until cash is received, the customer has established a history of making timely payments or the customer's financial condition has improved. Furthermore, once revenue has been recognized, the Company evaluates the related accounts receivable balance at each period end for amounts that we believe may no longer be collectible. This evaluation is largely done based on a review of financial condition via credit agencies and historical experience with the customer. The on-going credit worthiness of a customer may impact the Company's evaluation of accounts receivable in any given period.

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a "best efforts" basis and are generally billed under time-and-materials arrangements. Revenues and expenses relating to providing professional services are recognized as the services are performed.

Stock-Based Compensation

 As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148), the Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.

SFAS 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 70% in fiscal 2003, 118% in fiscal 2002 and 139% in fiscal 2001; risk-free interest rates, 2.1% in fiscal 2003, 4.0% in fiscal 2002 and 5.7% in fiscal 2001; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the Company's stock-based awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $270,000 or $0.01 loss per basic and diluted share in fiscal 2003 while pro forma net earnings would have been $1,154,000 or $0.06 per basic and diluted share in fiscal 2002 and pro forma net loss of $12,827,000 or $0.68 loss per basic and diluted share in fiscal 2001.

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

Earnings (Loss) Per Share

 Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal year 2001 as their effect would be antidilutive.

Comprehensive Income (loss)

 Comprehensive income (loss) includes net income and comprehensive income (loss). The Company's components of other comprehensive income (loss) are gains and losses on foreign currency, and unrealized translation gains and losses on available for sale securities for fiscal 2002 and 2001.

Segment Reporting

 For fiscal 2003, the Company had two reportable segments, the Americas and Europe, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of business application software and related services. In fiscal 2002 and 2001, there were three reportable segments, Americas, Europe and Japan. At the end of fiscal 2002, the Company sold the assets of its Japan subsidiary to a new company in which it has less than a 15% ownership interest. The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the UK and France and through distributors, independent software vendors, value added resellers and solutions integrators.

Recently Issued Accounting Standards

 In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 ("Statement 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of Statement 146 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not expect the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-K. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted the measurement and recognition provisions of FIN

45 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("Statement 148"). Statement 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of FAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" (FIN 46). FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company currently has no contractual relationship or other business relationship with a VIE. The Company does not expect the adoption of FIN 46 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of Statement 149 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, Statement 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of Statement 150 will have a material impact on our financial position, cash flows or results of operations.

Reclassifications

 Certain items in the fiscal 2002 and 2001 consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. These reclassifications had no effect on operating results or stockholders' equity.

Note 2.    Acquisitions and Divestitures

There were no acquisitions or divestitures in fiscal 2003. At the end of fiscal 2002, the Company sold the assets and the trade rights of Unify Japan KK to a newly formed Japanese corporation who will represent Unify as its master distributor in Japan. Unify has an investment of less than 15% in the new entity and carries the investment in "Other Investments". In connection with the liquidation of this subsidiary, the Company recognized $178,000 of other income in fiscal 2002, consisting of the reversal of Japanese royalty withholding taxes totaling $317,000, which had been accrued assuming repatriation of amounts from the Japanese subsidiary, offset by a $139,000 charge to operations associated with the elimination of cumulative translation adjustments for the subsidiary. The royalty withholding taxes will no longer be payable as a result of the liquidation.

Note 3. Property and Equipment

Property and equipment at April 30 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Equipment	$3,249	$3,194
Furniture and leasehold improvements	884	856

	4,133	4,050
Less accumulated depreciation and amortization	(3,788)	(3,654)

Property and equipment, net	$345	$396

Note 4. Other Investments

Other investments represent stock in three closely held companies, which are accounted for under the cost method. The Company's ownership interest in Arrango Software International, Inc. ("Arrango") and Evergreen Internet ("Evergreen") is less than 10% and the ownership interest in Unify Japan KK, a Japanese corporation that is the Company's master distributor in Japan, is less than 15%. Sales to Unify Japan KK in fiscal 2003 were $0.4 million. At April 30, 2003 and 2002 other investments consisted of the following (in thousands):

	2003	2002
Arrango Software International, Inc.	$350	$500
Evergreen Internet, Inc.	—	50
Unify Japan KK	39	39
Other	3	—

	$392	$589

Based upon a comprehensive review of our investments and long-lived assets during fiscal 2001 and 2002, we recorded non-cash charges of $3,650,000 and $1,300,000, respectively to reduce the carrying amount of Evergreen. During fiscal 2003, we re-evaluated our investments and long-lived assets and recorded additional non-cash charges of $20,000 and $30,000 during the first and third quarters, respectively, to write-off the remaining carrying amount of Evergreen to zero.

We hold a minority interest in Arrango, a privately held corporation. During the fourth quarter of fiscal 2003, we re-evaluated the $500,000 carrying value of this investment and recorded a non-cash charge of $150,000 to bring the carrying amount to $350,000. We record an investment impairment charge if and when we believe an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of Arrango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment's carrying value, thereby possibly requiring additional impairment charges in the future.

Note 5. Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts, at the customers' option, annually thereafter. These maintenance contracts are priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company's deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended April 30, 2003	Year Ended April 30, 2003	Year Ended April 30, 2001
Deferred Support beginning balance	$2,932	$3,208	$3,394
Amount recognized during period	(5,547)	(5,805)	(6,154)
Amount of new maintenance contracts	5,461	5,529	5,968

Deferred Support ending balance	$2,846	$2,932	$3,208

Note 6. Stockholders' Equity (Deficit)

Preferred Stock

 The Company may issue up to 5,000,000 shares of preferred stock in one or more series upon authorization by its board of directors. The board of directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

Stock Option Plan

 Under the 2001 Stock Option Plan (the "2001 Option Plan"), the Company may grant options to purchase up to 1,950,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. In fiscal year 2003 we granted 150,000 option shares on a four-year vesting schedule to a new member of our management team outside of the 2001 Stock

Option Plan. Under the 1991 Stock Option Plan (the "1991 Option Plan") which expired as of March 2001, the Company was able to grant options to purchase up to 5,400,000 shares of common stock to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. A summary of stock option activity under the 1991 Option Plan and 2001 Option Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2000	1,684,400	3.42
Granted (weighted average fair value of $0.17)	1,170,711	0.22
Exercised	(733,554)	0.46
Cancelled/expired	(783,774)	3.05

Outstanding at April 30, 2001	1,337,783	2.46
Granted (weighted average fair value of $0.22)	1,189,850	0.27
Exercised	(138,169)	0.28
Cancelled/expired	(276,862)	2.41

Outstanding at April 30, 2002	2,112,602	1.38
Granted (weighted average fair value of $0.27)	922,000	0.46
Exercised	(90,849)	0.19
Cancelled/expired	(269,285)	1.87

Outstanding at April 30, 2003	2,674,468	1.05

Additional information regarding options outstanding at April 30, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.12 - 0.18	333,990	2.81	$0.12	330,240	$0.12
0.25 - 0.25	419,000	8.75	0.25	150,686	0.25
0.26 - 0.26	544,500	8.55	0.26	193,709	0.26
0.27 - 0.32	324,500	8.96	0.31	63,067	0.32
0.55 - 0.55	524,000	9.02	0.55	114,580	0.55
0.64 - 5.88	341,261	5.55	2.37	283,541	2.59
6.03 - 19.69	187,217	6.31	7.16	173,364	6.98

0.12 - 19.69	2,674,468	7.47	1.05	1,309,187	1.65

Options to purchase 937,190 and 547,898 shares at weighted average prices of $2.14 and $2.89 were exercisable at April 30, 2002 and 2001. At April 30, 2003, there were 121,513 shares reserved for future grants under the Stock Option Plan.

Stock Purchase Plan

 Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), as Amended effective November 15, 2001, eligible employees may purchase the Company's common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months' duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Common stock issued under the Purchase Plan during fiscal 2003, 2002 and 2001 totaled 478,308, 595,946, and 125,915 shares at weighted average prices of $0.22, $0.20, and $2.46, respectively. The weighted average fair values of the fiscal 2003, 2002 and 2001 awards were $0.29, $0.15, and $0.40 per share, respectively. At April 30, 2003, 492,634 shares were reserved for future issuance under the Purchase Plan.

Restricted Stock

 On May 1, 2002 the Company established the 2002 Director Restricted Stock Plan ("Director Restricted Stock Plan") as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 500,000. In May, each independent director shall be granted a fully vested restricted stock award for the number of shares which is equal to $10,000 divided by the fair market value of a share of stock at the award date. There were 222,728 shares awarded in fiscal 2003 under this plan, leaving a balance of 277,272 shares. In addition to the annual awards, there were two special one-time awards made for prior year's service and a special one-time award as an incentive to join the Board.

 Note Receivable from Stockholder    Note receivable from stockholder at April 30, 2003 consisted of the principal balance due on a $60,000 full recourse note from one of the Company's officers. The note has an interest rate of 5% annually, and is secured by 250,000 shares of common stock and is due and payable on October 1, 2003.

Note 7. Income Taxes

The Company recorded a foreign income tax benefit for fiscal 2003 as a result of refunds applied for. A minimal state and federal tax benefit was recorded in 2003. The Company recorded a federal income tax benefit for fiscal 2002 as the result of refunds received. No state tax provisions were recorded for fiscal 2002 due to the use of operating loss carryforwards and no federal or state tax provisions were recorded for fiscal 2001 due to the Company's net losses. The Company's 2002 and 2001 tax provisions relate primarily to foreign income tax withholding on software license royalties paid to the Company by certain licensees. Income (loss) before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2003	2002	2001
Domestic	$(292)	$(183)	$(11,176)
Foreign	373	1,740	(1,096)

Total income (loss) before income taxes	$81	$1,557	$(12,272)

Foreign taxes	$(37)	$182	$52
Federal and state income taxes	(1)	(192)	7

Total (benefit) provision for income taxes	$(38)	$(10)	$59

The provision for income taxes for the years ended April 30, 2003, 2002 and 2001 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2003	2002	2001
Computed tax expense (benefit)	$28	$544	$(4,295)
Increases (reductions) in tax expense resulting from:
Foreign withholding taxes	(168)	46	52
Increase (decrease) in valuation allowance for deferred tax assets	279	(1,261)	4,423
Expiration of net operating loss carryforwards		587	—
Other	(177)	74	(121)

Actual (benefit) provision for income tax	$(38)	$(10)	$59

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$15,130	$14,537
Foreign tax credits	360	466
Deferred revenue	670	470
Reserves and other accruals	2,120	2,114
Allowance for losses on accounts receivable	160	571
Other	130	133

Total deferred tax assets	18,570	18,291
Valuation allowance	(18,570)	(18,291)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $279,000, $(1,261,000), and $4,423,000 during fiscal

2003, 2002, and 2001 respectively. At April 30, 2003, the Company had approximately $41,780,000 in federal net operating loss carryforwards, approximately $4,760,000 in state net operating loss carryforwards, approximately $2,130,000 in foreign net operating loss carryforwards, and approximately $360,000 in foreign tax credit carryforwards. The Company's federal net operating loss carryforwards expire beginning in fiscal 2006. The Company's other net operating loss and tax credit carryforwards have various expiration dates beginning in fiscal year 2004. The Company's ability to utilize these net operating loss carryforwards and credits may be subject to certain limitations in the event of a change in ownership.

Note 8. Special Charges

In July 2000, Company announced that certain matters had come to the attention of the Company's Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation during fiscal year 2001, the Company incurred additional costs related to the investigation itself, legal expenses, additional auditing costs and other litigation related costs of $3,356,000. During fiscal year 2003 and 2002, the Company recorded a recovery of $132,000 and $1,276,000, respectively, of these costs.

Note 9. Other Income (Expenses)

Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2003	2002	2001
Interest income	$28	$42	$191
Interest expense	(27)	6	—
Foreign currency exchange loss	(5)	(188)	(242)
Loss on asset disposition	—	5	(388)
Liquidation of Unify Japan KK (former subsidiary) (Note 2)	—	178	—
Other	7	(7)	226

Other income (expenses), net	$3	$36	$(213)

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30 (in thousands except per share amounts):

	2003	2002	2001
Net Income (Loss) (Numerator):
Net income (Loss), basic and diluted	$119	$1,567	$(12,331)

Shares (Denominator):
Weighted Average Shares of Common Stock outstanding, basic	20,939	20,232	18,979
Effect of dilutive securities (stock options)	754	547	—

Weighted average shares of common stock outstanding, diluted	21,693	20,779	18,979

Per Share Amount:
Net income (loss) per share, basic	$0.01	$0.08	$(0.65)
Effect of dilutive securities	—	—	—

Net income (loss) per share, diluted	$0.01	$0.08	$(0.65)

Antidilutive Shares:	—	—	1,773

Note 11. Related Party Transactions

In fiscal 2001 and 2002, the Company and Sumitomo Metals Industries, Ltd. ("SMI") owned 66% and 34% of Unify Japan KK, respectively. On April 30, 2002, the Company and SMI sold the assets and the trade rights of Unify Japan KK to a newly formed Japanese corporation who represents Unify as its master distributor in Japan and the subsidiary was liquated. Unify has an investment of less than 15% in the new entity and carries the investment using the cost method in "Other Investments." Sales to Unify Japan KK were $0.4 million in fiscal 2003.

Transactions with SMI

 Total revenues include revenues from SMI of $124,000, and $220,000 for fiscal, 2002 and 2001, respectively. Unify Japan KK leased office space from SMI; rent expense for this office space totaled approximately $70,000 and $57,000 in fiscal 2002 and 2001, respectively. Unify Japan KK also paid SMI approximately $95,000 and $118,000 for the services of SMI employees in fiscal 2002 and 2001, respectively.

In September 1995, Unify Japan KK entered into a 100 million yen loan agreement with a bank affiliated with SMI. The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at April 30, 2002), and was secured by the assets of Unify Japan KK. The agreement due date was extended to September 2002. As part of the April 30, 2002 liquidation of Unify Japan KK, the obligation to the bank was transferred to SMI, with the remaining balance of $291,000 at April 30, 2002 recorded in the accompanying consolidated balance sheet as a payable to minority interest stockholders. This balance was subsequently paid in full in fiscal 2003.

Transactions with Directors

 Included in other current assets at April 30, 2002 is a note receivable, which has been fully reserved, from the Company's former chief executive officer relating to commissions, bonuses and other payments made to the Company's former chief executive officer during the fiscal 2000, which the Company believes were unauthorized. This note receivable was written off in fiscal 2003. Included as a component of stockholders' equity at April 30, 2003 and 2002, is a note receivable from the Company's present chief executive officer executed in fiscal 2001 in the amount of $60,000 for the purchase of the Company's common stock, upon the exercise of stock options. This full recourse note is due and payable on October 1, 2003 and bears interest at 5% per annum.

Note 12. Employee Retirement Plan

The Company maintains a 401(k) profit sharing plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees' contributions not to exceed 6% of each employee's annual compensation. In fiscal years 2003, 2002 and 2001, the Company contributed $52,000, $37,000 and $208,000, respectively, to the 401(k) Plan.

Note 13. Commitments and Contingencies

Operating Leases

 The Company leases office space and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 2003 were as follows (in thousands):

Years Ending April 30,
2004	$984
2005	996
2006	1,008
2007	999
2008	861
Thereafter	—

$4,848

Rent expense under operating leases was $1,267,000, $1,037,000, and $1,107,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

Litigation

 Class Action and Derivative Litigation:    In April 2002, the Company settled the consolidated class actions, the individual institutional investor actions and the consolidated derivative actions which were brought against Unify and certain of the Company's present and former directors and officers. The settlement, which does not constitute any admission of wrongdoing on the part of Unify or the individuals named as defendants, provided that all defendants pay a total of $5.0 million including attorney fees for class action, derivative and individual action plaintiffs, of which the amounts to be paid by the Company were paid by the Company's insurance carrier. The settlement agreement has been approved by the courts in which these actions were pending and the actions have been dismissed.

 SEC and United States Attorney's Office Actions:    In May 2002, the SEC brought an action against the Company and two of its former officers. The SEC charged the Company with books and records violations only and did not seek disgorgement or civil penalties against the Company. In May 2002, the Company consented to the entry of a permanent injunction without admitting or denying the allegations in the SEC's complaint. The Company understands that the SEC's action against the former officers is continuing.

In May 2002, the United States Attorney for the Northern District of California announced the indictment of a former officer of the Company and the guilty plea of another former officer for violations of federal securities laws. The trial in that action is presently set for September 15, 2003. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of federal securities laws. The Company will continue to cooperate with the SEC and United States Attorney's Office, as necessary, in connection with any actions pending against any former executive officers of the Company and cannot predict the outcome of either matter.

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

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2003, there are no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Note 14. Subsequent Events

On June 6, 2003, the Company executed a $1.5 million revolving line of credit facility with Silicon Valley Bank. The line is secured by qualifying accounts receivable, foreign and domestic, and has a one-year term. The Company will incur interest expense on funds used at the prevailing prime rate, not to be less than 4.25% per annum, plus two percent. The Company also agreed to issue warrants to Silicon Valley Bank to purchase 115,385 shares of Company stock at a per share price of $0.39 exercisable through June 6, 2010.

Note 15. Segment Information

For fiscal 2003, the Company had two reportable segments, the Americas (which include Australia and Japan) and Europe, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of business application platform software and related services. In fiscal 2002 and 2001 there were three reportable segments, the Americas, Europe and Japan. This change occurred because at the close of fiscal 2002 the Company liquidated its subsidiary and the Japan territory is now represented by an independent distributor.

The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the UK, France and through distributors, value added resellers and

OEMs. No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 2003, 2002 or 2001.

Financial information for the Company's reportable segments is summarized below (in thousands):

	2003	2002	2001
Total net revenues: (1)
Americas (includes Japan in 2003)	$7,726	$5,938	$7,152
Europe	4,447	6,142	5,002
Japan	—	1,520	2,149

Total net revenues	$12,173	$13,600	$14,303

Operating income (loss):
Americas (includes Japan in 2003) (2)	$(300)	$(94)	$(10,430)
Europe	378	1,733	(1,265)
Japan	—	(118)	(364)

Total operating income (loss)	$78	$1,521	$(12,059)

Interest income (3)	$28	$42	$191

Interest expense (3)	$27	$6	$—

Identifiable assets:
Americas (includes Japan in 2003)	$2,060	$2,115	$1,913
Europe	2,609	3,828	3,129
Japan	—	656	892

Subtotal identifiable assets	4,669	6,599	5,934
Corporate assets (4)	2,119	1,984	3,909
Elimination of inter-company balances	(113)	(866)	(499)

Total assets	$6,675	$7,717	$9,344

Depreciation expense (5)	$233	$365	$881

Capital expenditures (5)	$178	$38	$605

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

(4)
Corporate assets are located in the Americas and consist primarily of cash and cash equivalents, investments, purchased technology, and property and equipment.

(5)
The majority of the Company's capital expenditures are incurred for product development (which occurs exclusively in the Americas) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the Americas in the periods presented.

Net revenues and long-lived assets by geographic area were as follows (in thousands):

	2003	2002	2001
Total net revenues:
Americas	$7,726	$5,938	$7,152
United Kingdom	2,455	3,790	3,088
France	1,992	2,352	1,914

Subtotal Europe	4,447	6,142	5,002

Japan	—	1,520	2,149

Total net revenues	$12,173	$13,600	$14,303

Long-lived assets:
Americas	$749	$1,026	$2,636
Foreign	102	37	91

Total long-lived assets	$851	$1,063	$2,727

Note 16. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2003 and 2002 results of operation on a quarterly basis:

		Quarter Ended
	July 31,	October 31,		January 31,		April 30,
	(In thousands, except per share data)
Year ended 2003:
Total revenues	$2,638	$2,931		$3,434		$3,170
Gross margin	$2,336	$2,560		$3,038		$2,843
Net income	$(285) (1)	$(85)	(2)	$306	(3)	$183	(4)
Net income per share, basic	$(0.01)	$0.00		$0.01		$0.01
Net income per share, diluted	$(0.01)	$0.00		$0.01		$0.01
Year ended 2002:
Total revenues	$3,046	$3,287		$3,537		$3,730
Gross margin	$2,501	$2,749		$3,052		$3,358
Net income	$14	$66		$696	(5)	$791	(6)
Net income per share, basic	$0.00	$0.00		$0.03		$0.04
Net income per share, diluted	$0.00	$0.00		$0.03		$0.04

(1)
Includes recovery of special charges of $106,000 (Note 8) as well as a non-cash charge of $20,000 to write-down the carrying value of Other Investments (Note 4)

(2)
Includes recovery of special charges of $26,000 (Note 8)

(3)
Includes a non-cash charge of $30,000 to write-down the carrying value of Other Investments (Note 4)

(4)
Includes a non-cash charge of $150,000 to write-down the carrying value of Other Investments (Note 4)

(5)
Includes recovery of special charges of $1,376,000 as well as a non-cash charge of $1,100,000 to write-down the carrying value of Other Investments (Note 4)

(6)
Includes other income of $178,000 related to liquidation of Unify Japan (Note 4)

SCHEDULE II

UNIFY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at Beginning of Period	Additions Charged to Operating Expenses	Deductions: Write-offs of Accounts	Additions (Deductions): Transfers Between Accounts	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended April 30, 2001	$1,757	$353	$(969)	$(239)	$902
Year ended April 30, 2002	$902	$(362)	$(319)	$97	$318
Year ended April 30, 2003	$318	$44	$(162)	$52	$252
Allowance for long-term accounts and notes receivable—other assets:
Year ended April 30, 2001	$625	$511	$—	$236	$1,372
Year ended April 30, 2002	$1,372	$(3)	$—	$(73)	$1,296
Year ended April 30, 2003	$1,296	$(117)	$(831)	$—	$348

UNIFY CORPORATION
INDEX TO EXHIBITS

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of the Company (1)
3.2		Bylaws of the Registrant (1)
4.1		Form of Stock Certificate (1)
10.2	*	1991 Stock Option Plan, as amended (1)
10.3	*	1996 Employee Stock Purchase Plan (1), (3)
10.4		Form of Indemnification Agreement (1)
10.5		Joint Venture Agreement, dated September 3, 1990, as amended, by and among the Registrant, Unify Japan Corporation, Sumitomo Metals Industries, Ltd. and Artificial Intelligence Research (1)
10.6		Office Building Lease for Sacramento Facility, Dated December 17, 1999 (2)
10.8	*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (4)
10.9	*	2001 Stock Plan (3)
10.10		Silicon Valley Bank Loan and Security Agreement dated June 6, 2003
21.1		Subsidiaries of the Registrant (1)
23.1		Consent of Ernst & Young LLP, Independent Auditors
23.2		Consent of Deloitte & Touche LLP, Independent Auditors
99.1		Certification of Todd Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Pete DiCorti, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
WHERE YOU CAN FIND MORE INFORMATION
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002
Report of Ernst & Young LLP, Independent Auditors
Report of Deloitte & Touche LLP, Independent Auditors
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