Form 10-Q
period 2003-07-31
UNIFY CORP
filed 2003-09-09
CIK 880562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003

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

21,487,048 shares of Common Stock, $0.001 par value, as of August 31, 2003

UNIFY CORPORATION

FORM 10-Q

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Financial Statements

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2003	April 30, 2003

Assets
Current assets:
Cash and cash equivalents	$2,479	$3,030
Accounts receivable, net	2,206	2,504
Prepaid expense & other current assets	248	290
Total current assets	4,933	5,824

Property and equipment, net	320	345
Other investments	217	392
Other assets	118	114
Total assets	$5,588	$6,675

Liabilities and Stockholders’ Equity
Current liabilities:
Account payable	$351	$556
Current portion of long term debt	140	200
Other accrued liabilities	615	822
Accrued compensation and related expenses	566	652
Deferred revenue	2,443	2,936
Total current liabilities	4,115	5,166

Commitments and contingencies

Stockholders’ equity:
Common stock	21	21
Paid in capital	59,414	59,339
Note receivable from stockholder	(60)	(60)
Accumulated other comprehensive loss	(10)	(43)
Accumulated deficit	(57,892)	(57,748)
Total stockholders’ equity	1,473	1,509
Total liabilities and stockholders’ equity	$5,588	$6,675

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended July 31,
	2003	2002

Revenues:
Software Licenses	$1,836	$1,105
Services	1,465	1,533
Total revenues	3,301	2,638

Cost of Revenues:
Software licenses	86	68
Services	320	234
Total cost of revenues	406	302

Gross margin	2,895	2,336

Operating Expenses:
Product development	1,007	1,126
Selling, general and administrative	1,804	1,571
Write-down of other investments	175	20
Special charges (recovery)	49	(106)
Total operating expenses	3,035	2,611

Loss from operations	(140)	(275)
Other expense, net	(2)	(10)
Loss before income taxes	(142)	(285)
Provision for income taxes	2	—
Net loss	$(144)	$(285)

Net loss per share:
Basic	$(0.01)	$(0.01)
Dilutive	$(0.01)	$(0.01)
Shares used in computing net loss per share:
Basic	21,344	20,639
Dilutive	21,344	20,639

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(144)	$(285)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	45	66
Write-down of other investments	175	20
Stock based compensation	40	123
Changes in operating assets and liabilities:
Accounts receivable	335	731
Prepaid expenses and other current assets	51	139
Accounts payable	(207)	2
Other accrued liabilities	(201)	(277)
Accrued compensation and related expenses	(95)	(100)
Deferred revenue	(524)	(422)
Net cash used in operating activities	(525)	(126)

Cash flows from investing activities:
Purchases of property and equipment	(20)	(46)
Other assets	—	1
Net cash used in investing activities	(20)	(45)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	34	68
Payment on long term debt	(60)	(60)
Repayment of payable to minority interest stockholders	—	(299)
Net cash used in financing activities	(26)	(291)

Effect of exchange rate changes on cash	20	141
Net decrease in cash and cash equivalents	(551)	(198)
Cash and cash equivalents, beginning of period	3,030	2,993
Cash and cash equivalents, end of period	$2,479	$2,795

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(4)	$—
Income taxes	$8	$2

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003 as filed with the SEC.

Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company adopted the provisions of EITF 00-21 for fiscal 2004, which did not result in a material impact to our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of FAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for fiscal 2004, which did not result in a material impact to our financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (FIN46).  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE.  This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after June 15, 2003, for variable interest entities created prior to February 1, 2003.  The Company is still evaluating the impact of FIN 46, but does not expect its adoption will have a material impact on our financial position, cash flows or results of operations.

2.              Stock Compensation Information

Unify accounts for its stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ending July 31, 2003 and 2002, respectively: expected option life, 12 months following vesting; stock volatility of 109% and 118%; risk-free interest rates of 1.8%  and 2.1%; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123,  “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended July 31,
	2003	2002
Net loss as reported	$(144)	$(285)
Add: stock-based employee compensation included in reported net loss	40	123
Less: stock-based employee compensation expense, determined under fair value method for all awards	(94)	(254)
Proforma net loss	$(198)	$(416)

Net loss per share:
Basic and diluted net loss per share, as reported	$(0.01)	$(0.01)
Basic and diluted net loss per share, pro forma	$(0.01)	$(0.02)

3.              Other Investments

Other investments represent common stock in three closely held technology companies. The Company’s ownership interest in each company is less than 15%.  Other investments consisted of the following (in thousands):

	July 31, 2003	April 30, 2003

Arango Software International, Inc.	$175	$350
Unify Japan	39	39
Other	3	3

	$217	$392

The Company holds a minority interest in Arango Software International, Inc. (or “Arango”), a privately-held corporation headquartered in Panama. We assess the valuation of Arango whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  During the first quarter of fiscal 2004, the Company reduced the carrying value of its investment in Arango by $175,000.  Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

4.              Credit Facility

On June 6, 2003, the Company executed a $1.5 million revolving line of credit facility with Silicon Valley Bank. The line is secured by qualifying accounts receivable, foreign and domestic, and has a one-year term. The Company incurs interest expense on funds used at the prevailing prime rate, not to be less than 4.25% per annum, plus two percent. There was no balance on line as of July 31, 2003.

The Company issued warrants to Silicon Valley Bank to purchase 115,385 shares of Company stock at a per share price of $0.39 exercisable through June 6, 2010.  The Company recorded the fair value of the warrants.  The Company determined the fair value of the warrants using the Black-Scholes option pricing model, the fair value of the Company’s stock at the date of issuance, volatility factor of 70%, risk free-interest rate of 2.1%, expected life of 10 years and no dividend yield.  This amount totaling $34,600 is being amortized over the term of the debt through interest expense.

5.              Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended July 31,
	2003	2002

Net income (loss)	$(144)	$(285)
Foreign currency translation	33	93
Total comprehensive income (loss)	$(111)	$(192)

6.              Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any.  As a result of the on-going United States Attorney’s office litigation against the Company’s former officers, the Company continues to incur additional legal costs.  During the three month periods ended July 31, 2003 the Company incurred additional costs of $49,000, while for the same period in 2002 the Company recorded recoveries of $106,000.

7.              Earnings (Loss) Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock.  Potential common shares in the diluted EPS computation are excluded for the three month period ended July 31, 2003 as their effect would be antidilutive.  The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2003	2002
Net Income (Loss) (Numerator):
Net income (loss)	$(144)	$(285)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	21,344	20,639
Weighted average common equivalent shares outstanding	—	—
Weighted average shares of common stock outstanding, diluted	21,344	20,639

Per Share Amount:
Net income (loss) per share, basic	$(0.01)	$(0.01)
Reduction in net income (loss) per share due to Weighted average common equivalent shares	(0.00)	(0.00)
Net income (loss) per share, diluted	$(0.01)	$(0.01)

8.              Maintenance Contracts

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows:

	Three Months Ended July 31,
	2003	2002

Balances, beginning of period	$2,846	$2,932

Amount recognized during the period	(1,390)	(1,462)

Amount of new maintenance contracts	839	1,304

Balances, end of period	$2,295	$2,774

UNIFY CORPORATION

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003 as filed with the SEC.

Overview

Unify is a global provider of software product solutions that help companies deliver robust and reliable Web and business applications in less time, at a lower cost and with significantly reduced maintenance.  We have a customer base of over 2,000 organizations worldwide that use our solutions to deliver applications that enhance revenue opportunities, improve operational effectiveness, and enrich customer relationships.  Our customers are leaders in their respective industries including healthcare, financial services, government and manufacturing among others,

The Company’s flagship product, Unify NXJ, was launched in October 2002 and continues to gain traction in the Web application market. Unify NXJ is a product solution for delivering business applications for the Web in less time, at a lower cost and with significantly reduced maintenance.  Unify NXJ simplifies and speeds the building and management of Web applications by providing 70 percent of the application functions and logic necessary for a robust Web application.  This allows IT organizations to simply add business rules, customize the user interface to the corporate standards and quickly deliver a data-rich Web application.

For the past 23 years, Unify has provided application development and database management product solutions to organizations worldwide.  Unify’s rapid application development product line, ACCELL, graphical client/server application development product, VISION, and database management product family, DataServer, enable IT organizations to rapid develop and deliver business applications critical to the enterprise.  We help companies solve business and IT challenges by providing a broad range of application development product solutions that are easy to use and cost-effective.

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The areas that require significant judgment are as follows.

Revenue recognition.  The Company generates revenue from software license sales and related services, including maintenance and support, training services and consulting services. The Company licenses its products to end user customers, independent software vendors and value added resellers. The Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, “Software Revenue Recognition” as effected by Statement of Position 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The nature of each licensing arrangement determines how revenues and related costs are recognized.

The Company’s customer contracts include multi-element arrangements that include a delivered element, software license, and an undelivered element, maintenance and support. The value allocated to the undelivered element is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the relative fair value of the maintenance and support, regardless of any separate prices stated within the contract. VSOE of fair value is defined as (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element, software license, regardless of any separate prices stated within the contract. The Company’s customer contracts do not require the Company to perform significant production, modification or customization of the software.

Revenue is recognized when a noncancelable license agreement has been signed or other persuasive evidence of an arrangement exists, the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable and collectibility is probable.

An assessment of the ability of the Company’s customers to pay is another consideration that affects revenue recognition. In some cases, the Company sells to undercapitalized customers. In those circumstances, revenue recognition is deferred until cash is received, the customer has established a history of making timely payments or the customer’s financial condition has improved. Furthermore, once revenue has been recognized, the Company evaluates the related accounts receivable balance at each period end for amounts that we believe may no longer be collectible. This evaluation is largely done based on a review of the financial condition via credit agencies and historical experience with the customer. Any deterioration in credit worthiness of a customer may impact the Company’s evaluation of accounts receivable in any given period.

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a “best efforts” basis and are generally billed under time-and-materials arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

Valuation of long-lived assets.  Our long-lived assets are comprised of long-term investments. At July 31, 2003, we had $217,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary.  Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized $175,000 in impairment losses related to long-term investments in the quarter ended July 31, 2003. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred tax asset valuation allowance.  As of July 31, 2003, we have approximately $18.6 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The Company incurred a net loss for the first quarter of fiscal 2004 of $144,000, or a one cent loss per basic share, compared to a net loss of $285,000, or a one cent loss per basic share, in the first quarter of the prior year.  The net loss for the first quarter of fiscal 2004 includes severance expenses of $200,000 associated with a reduction in force that the Company undertook during the quarter, a $175,000 write-down of the Company’s investments in other assets, and $49,000 in special charges, primarily legal fees, relating to the Company’s participation in the ongoing prosecution of two of the Company’s former officers by the United States Attorney’s office. The net loss for the first quarter of the fiscal 2003 included a $20,000 write-down of the Company’s investments in other assets, and $106,000 in recoveries of special charges. See Part II, Item 1.

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months ended July 31,
	2003	2002
Revenues:
Software licenses	55.6%	41.9%
Services	44.4	58.1
Total revenues	100.0	100.0

Cost of revenues:
Software licenses	2.6	2.6
Services	9.7	8.9
Total cost of revenues	12.3	11.5

Gross profit	87.7	88.5

Operating expenses:
Product development	30.5	42.7
Selling, general and administrative	54.6	59.4
Write-down of other investment	5.3	.8
Recovery of special charges	1.5	(4.0)
Total operating expenses	91.9	98.9
Income (loss) from operations	(4.2)	(10.4)
Other income, net	(0.1)	(0.4)
Income (loss) before income taxes	(4.3)	(10.8)
Provision (benefit) for income taxes	(0.1)	0.0
Net income (loss)	(4.4)%	(10.8)%

Revenues

Total revenues for the quarter ended July 31, 2003 increased $0.7 million, or 25%, from the same quarter of the prior year to $3.3 million.  Revenues in North America decreased $0.2 million, or 14%, to $1.2 million during the quarter ended July 31, 2003, from the same quarter of the prior year. International revenues increased as a percentage of total revenues from 45% to 62% during the first quarter of fiscal 2004 compared to the same quarter of the prior fiscal year.  The increase in total revenues was primarily the result of software licenses which increased $0.7 million, or 66%, to $1.8 million in the first quarter of fiscal 2004.

Services revenues remained flat at $1.5 million compared to the same comparative period a year ago, including maintenance revenues at $1.4 million for both the first quarter of fiscal 2004 and 2003.  The Company generally renews about 75% of its maintenance agreements, which is typically augmented by new maintenance revenues from new product revenues.  Consulting and training revenues remained flat during the first quarter of fiscal 2004 at $0.1 million as compared to the same period of the prior year.

Cost of Revenues

The Company’s cost of revenues includes cost of software licenses and cost of services.  Cost of software licenses consist primarily of product documentation, packaging and production costs, and royalties paid for licensed technology. Costs of services consist primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services.  Total cost of revenues increased to $0.4 million in the first quarter of fiscal 2004 from $0.3 million for the first quarter of fiscal 2003. During fiscal year 2004, the Company increased its investment in customer support as it introduced its new product, Unify NXJ in October, 2002.

Cost of software licenses increased by $18,000 in the first quarter of fiscal 2004 as compared to the same period of fiscal 2003.  The increase in the cost of software license revenues reflects the increase in software license revenues that occurred in the period over the same period for last year.  The relationship between revenues and expenses will vary from quarter to quarter and is the result of differences between revenue recognition and the recording of expenses, which for the most part are fixed period costs.

Total cost of services increased to $0.3 million in the first quarter of fiscal 2004 from $0.2 million during the same period in fiscal 2003.  The cost of service has a high component of fixed costs, and therefore the relative dollar amount does not fluctuate as readily with the changes in revenues. The increase in fiscal 2004 reflects the Company’s increased investment in customer support as it introduced its new product, Unify NXJ in October, 2002.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the first three month period of fiscal 2004, product development expenses decreased to $1.0 million compared to $1.1 million during the same three month period of fiscal 2003.  Product development costs as a percentage of total revenues during the first quarter of fiscal 2004 were 31% of total revenues as compared to 43% for the first quarter of fiscal 2003. During the first quarter of fiscal 2004, the Company reduced its product development costs as part of a restructuring, in order to afford increased investments in sales and marketing, particularly for Unify NXJ.  The Company still believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended July 31, 2003 increased 15% to $1.8 million, or 55% of total revenues, as compared to $1.6 million, or 59% of total revenues, for the same quarter of the prior year.  The major components of SG&A for the first three months of fiscal 2004 were sales expenses of $1.0 million, marketing expenses of $0.2 million, general and administrative of $0.7 million and bad debt recovery of $0.1 million.  Sales expenses increased $0.1 million over the same period from the previous year as a result of increased investments designed to increase the sales of Unify NXJ, including hiring a new VP of Sales and Marketing during the first quarter of fiscal 2004.  Marketing expenses increased by $0.1 million during the same two comparative periods as the result of increased trade show activity designed to increase the market awareness of Unify NXJ. General and administrative expenses were flat at during the first quarter of fiscal 2004 as compared to the same period in fiscal 2003. The Company’s net recovery of prior bad debt expense was flat. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing spending and sales commission expense.

Write-down of Other Investments

During the first quarter of fiscal 2004 and 2003, the Company recorded non-cash charges of $175,000 and $20,000, respectively to write-down the carrying amount of its investment in Arango Software International to its estimated realizable value at July 31, 2003 and to write-

down the carrying amount of its investment in Evergreen Internet, Inc. to its estimated realizable value at July 31, 2002.

Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred special charges related to the investigation itself, legal expenses, additional auditing costs and other litigation related costs. During the first three months of fiscal 2004 and 2003, the Company recorded special charges of $49,000 and recoveries of special charges, of $ $106,000, respectively.  The special charges incurred during the first quarter of fiscal 2004 were attributable to the ongoing costs of the United States Attorney office’s prosecution of two former officers of the Company (See Part II, Item 1). The recoveries were due primarily to the settlement of the class action lawsuit filed against the Company and reimbursements of legal expenses under the Company’s Directors and Officers insurance policy.

Provision for Income Taxes

The Company recorded no federal or state income tax provisions for the quarter ended July 31, 2003 as the Company had a net operating loss.  For the first quarter ended July 31, 2003, the Company recorded income tax expenses related primarily to foreign income taxes withholding on software license royalties paid to the Company by certain foreign licensees.

Liquidity and Capital Resources

At July 31, 2003, the Company had cash, cash equivalents and short-term investments of $2.5 million, compared to $3.0 million at April 30, 2003.  Working capital increased to $0.8 million at July 31, 2003 compared to $0.7 million at April 30, 2003. Under the Company’s line of credit arrangement with Silicon Valley Bank, which was put in place during the first quarter of fiscal 2004, the Company had no amounts outstanding to the Bank as of July 31, 2003. The line of credit has a borrowing limit of $1.5 million; as of July 31, 2003, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $0.6 million.

The Company’s operations resulted in a decrease in cash of $0.6 million during the three months ended July 31, 2003, as compared to a decrease of $0.2 million for the same period in the prior year.  The decrease in cash provided by operating activities of $0.5 million for the first quarter of fiscal 2004 resulted from a net loss of $0.1 million which included severance expenses of $0.2 million associated with a reduction in force that the Company undertook during the quarter and the increase in the write-down of other investments of $0.2 million. Operating cash was provided by decreases in accounts receivable of $0.3 million, and increases in depreciation along with decreases in prepaid expenses and other current assets of $0.1 million. Operating cash was used as a result of decreases in accounts payable and other accrued liabilities of $0.2 million each, a decrease in accrued compensation and related expenses of $0.1 million reflecting the pay-out of accrued vacation, in addition to the severance referred to above relating to the reduction in force the Company undertook during the quarter, and a decrease in deferred revenues of $0.5 million. Investing activities during the period used cash of $20,000 from the purchase of property and equipment.  Cash used in financing activities during the period was $26,000.

A summary of certain contractual obligations of the Company as of July 31, 2003 is presented below:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3 - 5 years	More than 5 years
Long-Term Debt	$140,000	$140,000	—	—	—
Operating Leases	$4,573,663	$1,027,295	$2,911,743	$634,195	$430
Total Contractual Cash Obligations	$4,713,663	$1,167,295	$2,911,743	$634,195	$430

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

The Company’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the Company’s common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company’s business; fluctuations in the Company’s or its competitors’ operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; developments in the Company’s relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in the Company’s senior management team.  In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company’s common stock.

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

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for web application development software is rapidly evolving, and the Company’s sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company’s expense levels are based in significant part on the Company’s expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected.  The Company also expects that its operating results will be affected by seasonal trends, and that it may experience relatively weaker demand in fiscal quarters ended July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Item 3. Disclosures about Market Risk

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.5 million at July 31, 2003. Additionally, the Company has no interest rate risk on its long-term debt. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 2003, the fair value of the Company’s cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and payables owed to and by the Company as a result of local currency sales of software licenses and payments of intercompany royalties thereon, by the Company’s international subsidiaries in the United Kingdom and France. At July 31, 2003, the Company had $0.1 million each in such receivables denominated in British pounds and Euros, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

The Company is subject to legal proceedings and claims that arise in the normal course of business.  The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all.  Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2003, there are no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended July 31, 2003, Unify filed the following Current Reports on form 8-K with the Securities and Exchange Commission:

Form 8-K filed on June 17, 2003 containing Unify’s fiscal year ended April 30, 2003 earnings press release.

UNIFY CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2003	Unify Corporation
(Registrant)

By:

/s/ PETER J. DICORTI
Peter J. DiCorti
Chief Financial Officer
(Principal Financial and Accounting Officer)