Form 10-Q
period 2003-10-31
UNIFY CORP
filed 2003-12-09
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

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

21,631,520 shares of Common Stock, $0.0005 par value, as of November 30, 2003

UNIFY CORPORATION

FORM 10-Q

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Financial Statements

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2003	April 30, 2003
Assets
Current assets:
Cash and cash equivalents	$2,634	$3,030
Accounts receivable, net	2,353	2,504
Prepaid expense & other current assets	393	290
Total current assets	5,380	5,824

Property and equipment, net	319	345
Other investments	214	392
Other assets	124	114
Total assets	$6,037	$6,675

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$625	$556
Current portion of long term debt	190	200
Other accrued liabilities	700	822
Accrued compensation and related expenses	634	652
Deferred revenue	2,193	2,936
Total current liabilities	4,342	5,166

Long term debt	46	—

Commitments and contingencies

Stockholders’ equity:
Common stock	22	21
Additional paid-in capital	59,461	59,339
Note receivable from stockholder	—	(60)
Accumulated other comprehensive loss	(3)	(43)
Accumulated deficit	(57,831)	(57,748)
Total stockholders’ equity	1,649	1,509
Total liabilities and stockholders’ equity	$6,037	$6,675

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
Software licenses	$1,406	$1,343	$3,242	$2,448
Services	1,398	1,588	2,863	3,121
Total revenues	2,804	2,931	6,105	5,569

Cost of revenues:
Software licenses	101	66	187	134
Services	328	305	648	539
Total cost of revenues	429	371	835	673

Gross margin	2,375	2,560	5,270	4,896

Operating expenses:
Product development	672	1,063	1,679	2,189
Selling, general and administrative	1,580	1,611	3,384	3,182
Write-down of other investments	0	0	175	20
Special charges (recovery)	53	(26)	102	(132)
Total operating expenses	2,305	2,648	5,340	5,259

Income (loss) from operations	70	(88)	(70)	(363)
Other income (expense), net	(1)	16	(3)	6
Income (loss) before income taxes	69	(72)	(73)	(357)
Provision for income taxes	8	13	10	13
Net income (loss)	$61	$(85)	$(83)	$(370)

Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.02)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.02)
Shares used in computing net income (loss) per share:
Basic	21,474	20,873	21,408	20,764
Diluted	22,594	20,873	21,408	20,764

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net (loss)	$(83)	$(370)
Reconciliation of net (loss) to net cash used in operating activities:
Depreciation	84	72
Write-down of other investments	175	20
Stock based expense	52	131

Changes in operating assets and liabilities:
Accounts receivable, net	219	989
Prepaid expenses and other current assets	(98)	106
Accounts payable	67	(163)
Accrued compensation and related expenses	(35)	(41)
Other accrued liabilities	(139)	(524)
Deferred revenue	(816)	(734)
Net cash used in operating activities	(574)	(514)

Cash flows from investing activities:
Increase in restricted cash	—	(3)
Purchases of property and equipment	(57)	(26)
Decrease in other investments	3	—
Decrease in other assets	4	11
Net cash (used) in investing activities	(50)	(18)

Cash flows from financing activities:
Borrowings of long-term debt	100	—
Repayments of long-term debt	(64)	(120)
Proceeds from issuance of common stock, net	70	71
Payable to minority interest stockholders	—	(309)
Collection of notes receivable stockholder	60	—
Net cash provided (used) in financing activities	166	(358)

Effect of exchange rate changes on cash	62	120

Net decrease in cash and cash equivalents	(396)	(770)

Cash and cash equivalents, beginning of period	3,030	2,993

Cash and cash equivalents, end of period	$2,634	$2,223

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(5)	$2
Income taxes	$(114)	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003 as filed with the SEC.

Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company adopted the provisions of EITF 00-21 for fiscal 2004, which did not result in a material impact to our financial position, cash flows or results of operations.

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

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (FIN46).  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE.  This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after December 15, 2003, for variable interest entities created prior to February 1, 2003.  The Company is continuing to assess the impact of FIN 46.

2.   Stock Compensation Information

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based compensation” (SFAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148), the Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.  Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ending October 31, 2003 and 2002, respectively: expected option life, 12 months following vesting; stock volatility of 125% and 118%; risk-free interest rates of 2.2%  and 2.1%; and no dividends during the expected term and for the six months ending October 31, 2003 and 2002, respectively; expected option life, 12 months following vesting; stock volatility of 117% and 118%, and risk-free interest rates of 2.0%  and 2.1%. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income (loss) as reported	$61	$(85)	$(83)	$(370)

Add: stock-based employee compensation included in reported in net income (loss)	—	8	40	131

Less: stock-based employee compensation expense, determined under fair value method for all awards	(44)	(95)	(99)	(349)
Proforma net income (loss)	$17	$(172)	$(142)	$(588)

Net loss per share:
Basic per share, as reported	$0.00	$(0.00)	$(0.00)	$(0.02)
Basic per share, pro forma	$0.00	$(0.01)	$(0.01)	$(0.03)

Diluted per share, as reported	$0.00	$(0.00)	$(0.00)	$(0.02)
Diluted per share, pro forma	$0.00	$(0.01)	$(0.01)	$(0.03)

3.              Other Investments

Other investments represent common stock in two closely held technology companies. The Company’s ownership interest in each company is less than 15%.  Other investments consisted of the following (in thousands):

	October 31, 2003	April 30, 2003

Arango Software International, Inc.	$175	$350
Unify Japan	39	39
Other	—	3

	$214	$392

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

4.              Credit Facility

On June 6, 2003, the Company executed a $1.5 million revolving line of credit with Silicon Valley Bank. The line is secured by qualifying accounts receivable, foreign and domestic, and has a one-year term. The Company incurs interest expense on funds used at the prevailing prime rate, not to be less than 4.25% per annum, plus two percent.  The line of credit has a borrowing limit of $1.5 million; as of October 31, 2003, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $0.6 million.  There was no balance on the line of credit as of October 31, 2003.

In connection with the $1.5 million revolving line of credit, the Company issued warrants to Silicon Valley Bank to purchase 115,385 shares of Company stock at a per share price of $0.39 exercisable through June 6, 2010.  The Company recorded the fair value of the warrants as a debt discount and an  increase in additional-paid-in-capital in the accompanying financial statements.  The Company determined the fair value of the warrants using the Black-Scholes option pricing model, the fair value of the Company’s stock at the date of issuance, volatility factor of 70%, risk free-interest rate of 2.1%, expected life of 10 years and no dividend yield.  This amount totaling $34,600 is being amortized over the term of the debt through interest expense.

5.   Long- term Debt

The Company’s debt consists of the following at October 31, 2003 and April 30, 2003 (in thousands):

	October 31, 2003	April 30, 2003

Unsecured note payable to a third party, payable in monthy installments of $20 through February 2004	$140	$200

Note payable to a financial institution , accruing interest at prime plus 2.0%, not to be less than 4.25% per annum (actual interest at October 31, 2003 was 6.25%), payable in monthly installments through October 2006	96	—
	236	200
Less current portion	(190)	(200)
	$46	$—

6.              Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income (loss)	$61	$(85)	$(83)	$(370)
Foreign currency translation gain	7	3	40	96

Total comprehensive income (loss)	$68	$82	$(43)	$(274)

7.              Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any (for expanded discussion see Form 10-K for the period ended April 30, 2003). As a result of the United States Attorney’s office litigation against one of the Company’s former officers, the Company continues to incur additional legal costs.  According to published reports, on November 20, 2003, the former officer was convicted of 10 counts of securities fraud and one count of conspiracy.  During the three month periods ended October 31, 2003 and 2002, the Company recorded special charges of $53,000 and recoveries of $26,000, respectively. During the six month periods ended October 31, 2003 and 2002, the Company recorded special charges of $102,000 and recoveries of $132,000, respectively. See Part II, Item 1.

8.   Earnings Per Share

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$61	$(85)	$(83)	$(370)
Shares (Denominator):
Weighted average shares of common stock outstanding, basic	21,474	20,873	21,408	20,764
Weighted average common equivalent shares outstanding	1,120	—	—	—
Weighted average shares of common stock outstanding, diluted	22,594	20,873	21,408	20,764

Per Share Amount:
Net income (loss) per share, basic	$0.00	$(0.00)	$(0.00)	$(0.02)
Reduction in net income per share due to Weighted average common equivalent shares	0.00	0.00	0.00	0.00

Net income (loss) per share, diluted	$0.00	$(0.00)	$(0.00)	$(0.02)

9.              Maintenance Contracts

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Balances, beginning of period	$2,295	$2,774	$2,846	$2,932

Amount recognized during the period	(1,326)	(1,401)	(2,716)	(2,863)

Amount of new maintenance contracts	1,184	1,070	2,023	2,374

Balances, end of period	$2,153	$2,443	$2,153	$2,443

10.       Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business.  The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all.  Due to the inherent uncertainties of litigation, were there any such matters, the Company may not be able to accurately predict their ultimate outcome. As of October 31, 2003, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Overview

Unify is a global enterprise software company.  Leveraging 23 years of software innovation to more than 2,000 customers and 300 ISV partners worldwide, Unify delivers a comprehensive, vendor-independent application platform suite. With Unify products, customers are able to deliver technology solutions that significantly enhance revenue opportunities, improve operational effectiveness and enrich customer relationships. Our customers include healthcare, financial services, government and manufacturing organizations, among others.

The Company’s flagship product, Unify NXJ, launched in October 2002, enables organizations to effectively automate processes within and between organizations and enterprises, consolidate multiple legacy systems into unified composite applications, and provide advanced collaborative information systems for distributed teams and workforces.  The Unify NXJ platform provides a comprehensive set of application services including business process management, reporting, portal and portal integration forms processing, and enterprise application integration, as well as assembly and orchestration components.  Unify NXJ can be delivered as a completely integrated suite or as an integrated services platform for delivering solutions across all leading J2EE infrastructure stacks.

Unify’s rapid application development product line, ACCELL, graphical client/server application development product, VISION, and database management product family, DataServer, enable IT organizations to rapidly develop and deliver business applications critical to the enterprise.  We help companies solve business and IT challenges by providing a broad range of application development product solutions that are easy to use and cost-effective to change and maintain.

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

Valuation of long-lived assets.  Our long-lived assets are comprised of long-term investments. At October 31, 2003, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary.  Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized $0 and $175,000 in impairment losses related to long-term investments in the quarter ended and six months ended October 31, 2003, respectively. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred tax asset valuation allowance.  As of October 31, 2003, we have approximately $18.6 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The Company generated a net profit for the second quarter of fiscal 2004 of $61,000, or zero cents per share compared to a net loss for the second quarter of fiscal 2003 of ($85,000), or a zero cent loss per share.  The net profit for the second quarter of fiscal 2004 includes $53,000 in special charges, primarily legal fees, relating to the Company’s participation in the prosecution of two of the Company’s former officers by the United States Attorney’s office, while the net loss for the second quarter of the previous year includes recoveries of special charges of $26,000. The Company incurred a net loss for the six months ended October 31, 2003 of ($83,000), or zero cents per share compared to a net loss of ($370,000) or a ($.02) loss per share for the same period in the previous year. The net loss in the six months ended October 31, 2003 included severance expenses of $200,000 associated with a reduction in force that the Company undertook during the first quarter of fiscal 2004, a $175,000 write-down of the Company’s investments in other assets, and $102,000 in special charges.  The net loss for the first six months of the fiscal 2003 included a $20,000 write-down of the Company’s investments in other assets, and $132,000 in recoveries of special charges. See Part II, Item 1.

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
Software Licenses	50.1%	45.8%	53.1%	44.0%
Services	49.9%	54.2%	46.9%	56.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	3.6%	2.3%	3.1%	2.4%
Services	11.7%	10.4%	10.6%	9.7%
Total cost of revenues	15.3%	12.7%	13.7%	12.1%

Gross profit	84.7%	87.3%	86.3%	87.9%

Operating Expenses:
Product development	24.0%	36.2%	27.5%	39.3%
Selling, general and administrative	56.3%	55.0%	55.4%	57.1%
Write-down of long-lived assets	0.0%	0.0%	2.9%	0.4%
Special charges (recovery)	1.9%	(0.9)%	1.7%	(2.4)%
Total operating expenses	82.2%	90.3%	87.5%	94.4%

Income (loss) from operations	2.5%	(3.0)%	(1.1)%	(6.5)%
Other income (expense), net	0.0%	0.5%	0.0%	0.1%
Income (loss) before income taxes	2.5%	(2.5)%	(1.2)%	(6.4)%
Provision for income taxes	0.3%	0.4%	0.2%	0.2%
Net income (loss)	2.2%	(2.9)%	(1.4)%	(6.6)%

Revenues

Total revenue for the three months ended October 31, 2003 decreased 4% from the same quarter of the prior year to $2.8 million. Total revenue for the six months ended October 31, 2003 increased 10% to $6.1 million from the same period of the prior year. Software license revenues increased $0.1 million or 5% and $0.8 million or 32% for the three and six month periods ended October 31, 2003, respectively over the same periods for the previous year due to increased sales activity with overseas customers and increases in license revenues from Unify NXJ.

Services revenue decreased $0.2 million or 12% for the three months ended October 31, 2003, and $0.3 million or 8% for the six months ended October 31, 2003, as compared to the same periods of the prior fiscal year. Revenues in North America decreased $0.5 million and $0.7 million in the second quarter and first six months, respectively, of fiscal 2004, compared to the same periods of the prior fiscal year as the Company began to increase its investments in North American sales and marketing. Outside North America, revenues increased as a percentage of total revenues from 51% to 67% during the six months ended October 31, 2003, compared to the same six month period of the prior fiscal year.

The portion of services revenue representing maintenance revenues decreased for the three month period and for the six month comparative periods by 5%. The Company generally renews about 75% of its maintenance agreements, which is typically augmented by new maintenance revenues from new product revenues. The reductions in maintenance revenues for the three month period also reflect the decrease in renewal maintenance orders as a result of large contracts, whose renewal dates were within the quarter ended October 31, 2003, being signed in early November, after the end of the quarter. Consulting and training revenues for the three month and six month periods ended October 31, 2003 decreased $0.1 million net, as compared to the same periods of the prior year. During FY 2003 the Company had a consulting contract that ended prior to the beginning of FY 2004.

Cost of Revenues

The Company’s cost of revenues includes cost of software licenses and cost of services.  Cost of software licenses consists primarily of product documentation, packaging and production costs in the U.S. and royalties paid for licensed technology. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services. Total cost of revenues as a percentage of total revenues increased to 15% for the three month period ended October 31, 2003 from 13% for the comparative three month period of the prior fiscal year, and increased to 14% for the six month period ended October 31, 2003 from 12% for the same six month period of the prior fiscal year. During fiscal year 2004, the Company increased its investment in customer support as it introduced its new product, Unify NXJ in October, 2002.

Cost of software licenses as a percentage of software license revenues were 7% for the three month and 6% for the six month periods ended October 31, 2003 as compared to 5% for both the three month and 6% for the six month periods ended October 31, 2002, primarily attributable to increases in software license revenues during the periods. Revenues and expenses will vary from quarter to quarter primarily because of differences between revenue recognition and the recording of expenses, which for the most part are fixed period costs.

Total cost of services was unchanged at $0.3 million in the second quarter of fiscal 2004 as compared to the same period a year ago and increased to $0.6 million for the six months ended October 31, 2003 versus $0.5 million during the respective comparative period in fiscal 2003. The cost of service has a high component of fixed costs, and therefore the relative dollar amount does not fluctuate as readily with the changes in revenues. The increase in fiscal 2004 reflects the Company’s increased investment in customer support as it introduced its new product, Unify NXJ, in October, 2002.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the three month period ended October 31, 2003, product development expenses decreased 37% to $0.7 million from $1.1 million for the same three month period of fiscal 2003. For the six month period ended October 31, 2003, product development expenses decreased 23% to $1.7 million from $2.2 million for the same six month period of fiscal 2003. Product development costs as a percentage of total revenues during the three month and six month periods ended October 31, 2003 were 24% and 28% respectively, as compared to 36% and 39% for the three month and six month periods ended October 31, 2002. During the first six months of fiscal 2004, the Company reduced its product development costs as part of a restructuring, in order to afford increased investments in sales and marketing, particularly for Unify NXJ. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development in line with typical software industry averages.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended October 31, 2003 were relatively flat at $1.6 million or 56% of total revenues, as compared to 55% of total revenues for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 2003 increased to $3.4 million, or 55% of total revenues, as compared to $3.2 million, or 57% of total revenues, for the same period of the prior year.  The major components of SG&A for the second quarter of fiscal 2004 were sales expenses of $1.0 million, marketing expenses of $0.1 million, and general and administrative expenses of $0.5 million. Sales expenses increased $0.2 million as a result of increased investments designed to increase the sales of Unify NXJ, including hiring a new vice president of sales and marketing and two new Unify NXJ sales representatives. Marketing expenses decreased $0.1 million during the same three month period as the Company was preparing for the new product introduction of Unify NXJ during the second quarter of fiscal 2003. General and administrative expenses (excluding bad debt expenses) were relatively flat for the second quarter of fiscal 2004, compared to the comparable period for the prior year. Bad debt expense decreased $0.1 million during the three months ended October 31, 2003 compared to the same period in the prior year.

The major components of SG&A for the first six months of fiscal 2004 were sales expenses of $2.0 million, marketing expenses of $0.4 million, and general and administrative expenses of $1.2 million and bad debt recoveries of $0.1 million. Sales expenses increased $0.3 million compared to the same six month period in fiscal 2003 as a result of the increased investments designed to increase the sales of Unify NXJ, including hiring a new vice president of sales and marketing and two new sales representatives.  Marketing expenses increased $48,000 during the same two comparative periods.  General and administrative expenses decreased by $0.1 million during the first six months of fiscal 2004 compared to the first six months of fiscal 2003, primarily as a result of the normal quarter-to-quarter fluctuations that occur throughout the Company’s operating year. Bad debt recoveries increased by $0.1 million in the first six months of fiscal 2004 compared to fiscal 2003 as management continued its revenue evaluation process to improve the performance and quality of its outstanding receivables. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Write-down of Other Investments

During the first six months of fiscal 2004 and 2003, the Company recorded non-cash charges of $175,000 and $20,000, respectively to write-down the carrying amount of its investments in Arango Software International and Evergreen Internet, Inc. to their net estimated realizable values.

Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred special charges related to the investigation itself, legal expenses, additional auditing costs and other litigation related costs. During the second quarters of fiscal 2004 and 2003, the Company recorded special charges of $53,000 and recoveries of special charges, of $26,000, respectively. During the first six months of fiscal 2004 and 2003, the Company recorded special charges of $102,000 and recoveries of special charges of $132,000, respectively. The special charges incurred during the first six months of fiscal 2004 were attributable to the ongoing costs related to the Company’s cooperation with the United States Attorney office’s prosecution of a former officer of the Company (See Part II, Item 1). According to published reports, on November 20, 2003, the former officer was convicted of 10 counts of securities fraud and one count of conspiracy. The recoveries were due primarily to the settlement of the class action lawsuit filed against the Company and reimbursements of legal expenses under the Company’s Directors and Officers insurance policy.

Provision for Income Taxes

The Company recorded tax provisions for the three and six month periods ended October 31, 2003 and 2002 related to income taxes payable by the Company’s foreign subsidiaries. For the same periods, the Company recorded no significant U.S. federal or state income tax provisions as the Company had substantial net operating loss carry forwards.

Liquidity and Capital Resources

At October 31, 2003, the Company had cash, cash equivalents and short-term investments of $2.6 million, compared to $3.0 million at April 30, 2003.  Working capital increased to $1.0 million at October 31, 2003, compared to $0.7 million at April 30, 2003. Under the Company’s line of credit arrangement with Silicon Valley Bank, which was put in place during the first quarter of fiscal 2004, the Company had no amounts outstanding to the Bank as of October 31, 2003. The line of credit has a borrowing limit of $1.5 million; as of October 31, 2003, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $0.6 million.  In addition, as of October 31, 2003 the Company had a term loan with a balance of $96,000.

The Company’s operations resulted in a decrease in cash of $0.6 million during the six months ended October 31, 2003, as compared to a decrease of $0.5 million for the same period in the prior year.  The decrease in cash provided by operating activities of $1.0 million for the first six months of fiscal 2004 resulted from a net loss of $0.1 million which included various non-cash charges of $0.3 million and severance expenses of $0.2 million associated with a reduction in force that the Company undertook during the first quarter.  Operating cash was provided by decreases in accounts receivable of $0.2 million along with increases in accounts payable of $0.1 million. Operating cash was used as a result of increases in prepaid expenses and other current assets of $0.1 million, a decrease in accrued compensation and related expenses and other accrued liabilities of $0.2 million reflecting the pay-out of accrued vacation, in addition to the severance referred to above relating to the reduction in force the Company undertook during the first quarter, and a decrease in deferred revenues of $0.8 million. Investing activities during the period used cash of $57,000 for the purchase of property and equipment.  Cash provided by financing activities during the period was $0.2 million, which resulted primarily from the issuance of common stock upon the exercise of employee stock options of $0.1 million, and the collection of notes receivable from stockholder of $0.1 million

A summary of certain contractual obligations as of October 31, 2003 is as follows:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	$236,000	$190,000	$46,000	—	—
Operating Leases	$4,336,378	950,391	2,979,415	406,122	450
Total Contractual Cash Obligations	$4,572,378	1,140,391	3,025,415	406,122	450

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

Item 3. Disclosures about Market Rate Risk

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.6 million at October 31, 2003. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at October 31, 2003, the fair value of the Company’s cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiaries in the United Kingdom and France. At October 31, 2003, the Company had $0.2 million and $0.2 million respectively, in such receivables, denominated in British pounds and Euros. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

In May 2002, the United States Attorney for the Northern District of California announced the indictment of a former officer of the Company and the guilty plea of another former officer for violations of federal securities laws. The trial of the indicted former officer commenced on September 15, 2003 and, according to published reports, on November 20, 2003, he was convicted of 10 counts of securities fraud and one count of conspiracy.  The Company has been advised by the United States Attorney’s Office that it will not seek to indict the Company for violations of federal securities laws.  The Company will continue to cooperate with the SEC and United States Attorney’s Office, as necessary, in connection with any actions pending against any former executive officers of the Company, and cannot predict the outcome of any such matters.

The Company is subject to legal proceedings and claims that arise in the normal course of business.  If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all.  Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2003, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders held on September 25, 2003, the following matters were voted upon:

1.              The election of each of the nominees for director were approved with the following votes:

	In Favor	Withheld
Todd E. Wille	18,627,289	2,868,468
Kurt M. Garbe	17,971,073	3,524,684
Steve D. Whiteman	17,964,379	3,531,378
Tery R. Larrew	17,987,289	3,508,468
Jack R. Corrie	17,937,196	3,558,561

2.              The amendment to the Company’s 2001 Employee Stock Option Plan to increase the number of shares of common stock reserved for issuance from 1,950,000 shares to 2,975,000 shares was approved, as the number of shares voted in favor of the amendment, 17,982,495, represented 93% of the shares voted at the meeting. This was sufficient to pass the amendment.

3.              The proposal to ratify the selection of Ernst and Young as the Company’s independent auditors for fiscal 2004 was approved as the number of shares voted in favor of the amendment, 19,114,242, represented 98.85% of the shares voted at the meeting. This was sufficient to pass the amendment.

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

During the quarter ended October 31, 2003, Unify filed the following Current Reports on form 8-K with the Securities and Exchange Commission:

Form 8-K filed on September 2, 2003 containing Unify’s fiscal quarter ended July 31, 2003 earnings press release.

UNIFY CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2003	Unify Corporation
(Registrant)

By:

/s/ PETER J. DICORTI
Peter J. DiCorti
Chief Financial Officer
(Principal Financial and Accounting Officer)