Form 10-Q
period 2004-01-31
UNIFY CORP
filed 2004-03-12
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

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

21,631,520 shares of Common Stock, $0.001 par value, as of February 29, 2004

UNIFY CORPORATION

FORM 10-Q

PART I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31, 2004	April 30, 2003
Assets
Current assets:

Cash and cash equivalents	$2,753	$3,030
Accounts receivable, net	2,977	2,504
Prepaid expense & other current assets	463	290
Total current assets	6,193	5,824

Property and equipment, net	341	345
Other investments	214	392
Other assets	236	114
Total assets	$6,984	$6,675

Liabilities and Stockholders’ Equity
Current liabilities:
Account payable	$496	$556
Line of credit	95	—
Current portion of long term debt	171	200
Other accrued liabilities	923	822
Accrued compensation and related expenses	703	652
Deferred revenue	3,305	2,936
Total current liabilities	5,693	5,166

Commitments and contingencies

Stockholders’ equity:
Common stock	22	21
Additional paid in capital	59,505	59,339
Note receivable from stockholder	—	(60)
Accumulated other comprehensive loss	181	(43)
Accumulated deficit	(58,417)	(57,748)
Total stockholders’ equity	1,291	1,509
Total liabilities and stockholders’ equity	$6,984	$6,675

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
Software Licenses	$1,185	$1,825	$4,427	$4,273
Services	1,459	1,609	4,322	4,730
Total revenues	2,644	3,434	8,749	9,003

Cost of Revenues:
Software licenses	226	72	413	206
Services	302	324	950	863
Total cost of revenues	528	396	1,363	1,069

Gross margin	2,116	3,038	7,386	7,934

Operating Expenses:
Product development	618	971	2,297	3,160
Selling, general and administrative	1,960	1,722	5,344	4,904
Write-down of other investments	—	30	175	50
Special charges (recovery)	8	—	110	(132)
Total operating expenses	2,586	2,723	7,926	7,982

Income (loss) from operations	(470)	315	(540)	(48)
Other income (expense), net	(4)	(2)	(7)	4
Income (loss) before income taxes	(474)	313	(547)	(44)
Provision (benefit) for income taxes	(4)	7	6	20
Net income (loss)	$(470)	$306	$(553)	$(64)

Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.03)	$(0.00)
Dilutive	$(0.02)	$0.01	$(0.03)	$(0.00)
Shares used in computing net income (loss) per share:
Basic	21,596	21,072	21,471	20,866
Dilutive	21,596	21,724	21,471	20,866

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(553)	$(64)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	124	180
Write-down of other investments	178	50
Employee stock based expense	40	131
Non employee stock based expense	12	—

Changes in operating assets and liabilities:
Accounts receivable, net	(284)	(233)
Prepaid expenses and other current assets	(187)	129
Accounts payable	(63)	(14)
Accrued compensation and related expenses	13	2
Other accrued liabilities	64	(336)
Deferred revenue	186	83
Net cash used in operating activities	(470)	(72)

Cash flows from investing activities:
Purchases of property and equipment	(118)	(128)
(Increase) decrease in other assets	(77)	14
Net cash (used in) investing activities	(195)	(114)

Cash flows from financing activities:
Repayments of long-term debt	—	(180)
Proceeds from issuance of common stock, net	126	120
Note payable to minority interest stockholders	—	(309)
Collection of notes receivable from stockholder	60	—
Net cash provided by (used in) financing activities	186	(369)

Effect of exchange rate changes on cash	202	191
Net decrease in cash and cash equivalents	(277)	(364)
Cash and cash equivalents, beginning of period	3,030	2,993
Cash and cash equivalents, end of period	$2,753	$2,629

Supplemental cash flow information:
Cash paid (received) net during the period for:
Interest	$6	$4
Income taxes	$(113)	$(51)

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

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (FIN46).  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE.  This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after March 15, 2004, for variable interest entities created prior to February 1, 2003.  The Company is continuing to assess the impact of FIN 46.

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

The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ending January 31, 2004 and 2003, respectively: expected option life, 12 months following vesting; stock volatility of 121% and 118%; risk-free interest rates of 2.3% and 2.1%; and no dividends during the expected term and for the nine months ending January 31, 2004 and 2003, respectively; expected option life, 12 months following vesting; stock volatility of 119% and 118%, and risk-free interest rates of 2.1% and 2.1%. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January31,
	2004	2003	2004	2003
Net income (loss) as reported	$(470)	$306	$(553)	$(64)

Add: stock-based employee compensation included in reported in net income (loss)	—	—	40	131

Less: stock-based employee compensation expense, determined under fair value method for all awards	(120)	(103)	(258)	(452)
Proforma net income (loss)	$(590)	$203	$(771)	$(385)

Net income (loss) per share:
Basic per share, as reported	$(0.02)	$0.01	$(0.03)	$(0.00)
Basic per share, pro forma	$(0.03)	$0.01	$(0.04)	$(0.02)

Diluted per share, as reported	$(0.02)	$0.01	$(0.03)	$(0.00)
Diluted per share, pro forma	$(0.03)	$0.01	$(0.04)	$(0.02)

3.                     Other Investments

Other investments represent common stock in three closely held technology companies. The Company’s ownership interest in each company is less than 15%.  Other investments consisted of the following (in thousands):

	January 31, 2004	April 30, 2003

Arango Software International, Inc.	$175	$350
Unify Japan	39	39
Other	—	3
	$214	$392

The Company holds a minority interest in Arango Software International, Inc. (or “Arango”), a privately-held corporation headquartered in Panama. We assess the valuation of Arango whenever circumstances indicate that there is a decline in carrying value below cost that is other-

than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. During the fourth quarter of fiscal 2003, we re-evaluated the $500,000 carrying value of this investment and recorded a non-cash charge of $150,000 to bring the carrying amount to $350,000. During the first quarter of fiscal 2004, the Company reduced the carrying value of its investment in Arango by $175,000.  Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

4.                     Credit Facility

On June 6, 2003, the Company executed a $1.5 million revolving line of credit with Silicon Valley Bank. The line is secured by qualifying accounts receivable, foreign and domestic, and has a one-year term. The Company incurs interest expense on funds used at the prevailing prime rate, not to be less than 4.25% per annum, plus two percent.  The line of credit has a borrowing limit of $1.5 million; as of January, 2004, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $0.6 million.  There was a balance of $95,000 on the line of credit as of January 31, 2004. This credit facility expires in June, 2004.

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

5.                     Long- term Debt

The Company’s debt consists of the following at January 31, 2004 and April 30, 2003 (in thousands):

	January 31, 2004	April 30, 2003

Unsecured note payable to a third party, payable in monthly installments of $20	$—	$200

Note payable to a financial institution, accruing interest at prime plus 2.0%, not to be less than 4.25% per annum (actual interest at January 31, 2004 was 6.25%), and payable in monthly installments through October 2006 but all due in June, 2004 due to expiration of credit facility with Bank.	171	—
	171	200
Less current portion	(171)	(200)
	$—	$—

At January 31, 2004 the Company failed to comply with the minimum tangible net worth covenant for the date set forth in the credit facility agreement between the Company and Silicon Valley Bank. In February 2004 Silicon Valley Bank waived the default as of January 31, 2004.

6.                     Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net income (loss)	$(470)	$306	$(553)	$(64)
Foreign currency translation gain	184	55	224	151
Total comprehensive income	$(286)	$361	$(329)	$87

7.                     Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any (for expanded discussion see Form 10-K for the period ended April 30, 2003). As a result of the United States Attorney’s office litigation against one of the Company’s former officers, the Company continues to incur additional legal costs.  According to published reports, on November 20, 2003, the former officer was convicted of 10 counts of securities fraud and one count of conspiracy. During the three month periods ended January 31, 2004, the Company recorded special charges of $8,000. During the nine month periods ended January 31, 2004 and 2003, the Company recorded special charges of $110,000 and recoveries of $132,000, respectively.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$(470)	$306	$(553)	$(64)
Shares (Denominator):
Weighted average shares of common stock outstanding, basic	21,596	21,072	21,471	20,866
Weighted average common equivalent shares outstanding	—	652	—	—
Weighted average shares of common stock outstanding, diluted	21,596	21,724	21,471	20,866

Per Share Amount:
Net income (loss) per share, basic	$(0.02)	$0.01	$(0.03)	$(0.00)

Net income (loss) per share, diluted	$(0.02)	$0.01	$(0.03)	$(0.00)

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Balances, beginning of period	$2,153	$2,443	$2,846	$2,932

Amount recognized during the period	(1,393)	(1,335)	(4,109)	(4,205)

Amount of new maintenance contracts	2,488	2,196	4,511	4,577

Balances, end of period	$3,248	$3,304	$3,248	$3,304

10.              Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business.  The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all.  Due to the inherent uncertainties of litigation, were there any such matters, the Company may not be able to accurately predict their ultimate outcome. As of January 31, 2004, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

UNIFY CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Volatility of Stock Price and General Risk Factors Affecting Quarterly Results” and in the Company’s Annual Report on Form 10-K under “Business– Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Overview

Unify is a global enterprise software company.  Leveraging 24 years of software innovation to more than 2,000 customers and 300 ISV partners worldwide, Unify delivers a comprehensive, vendor-independent application platform suite. With Unify products, customers are able to deliver technology solutions that significantly enhance revenue opportunities, improve operational effectiveness and enrich customer relationships. Our customers include healthcare, financial services, government and manufacturing organizations, among others.

The Company’s flagship product, Unify NXJ, launched in October 2002, enables organizations to effectively automate processes within and between organizations and enterprises, consolidate multiple legacy systems into unified composite applications, and provide advanced collaborative information systems for distributed teams and workforces.  The Unify NXJ platform provides a comprehensive set of application services including business process management, reporting, forms processing, portal and portal integration, and enterprise application integration, as well as assembly and orchestration components.  Unify NXJ can be delivered as a completely integrated suite or as an integrated services platform for delivering solutions across all leading J2EE infrastructure stacks.

Unify’s Enterprise product lines, ACCELL, graphical client/server application development product, VISION, and database management product family, DataServer, enable IT organizations to rapidly develop and deliver client/server business applications critical to the enterprise.  Unify’s products help companies solve business and IT challenges by providing a broad range of application development product solutions that are easy to use and cost-effective to change and maintain.

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

The Company’s customer contracts include multi-element arrangements that include a delivered element, software license, and undelivered elements, maintenance and support and/or consulting/training. The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the relative fair value of the maintenance and support and/or consulting/training, regardless of any separate prices stated within the contract. VSOE of fair value is defined as (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element, software license, regardless of any separate prices stated within the contract. The Company’s customer contracts do not require the Company to perform significant production, modification or customization of the software.

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

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a “best efforts” basis and are generally billed under time-and-

materials arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

Valuation of Long-Llived Assets.  Our long-lived assets are comprised of long-term investments. At January 31, 2004, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary.  Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized a $175,000 impairment loss related to long-term investments in the nine months ended January 31, 2004 in connection with the investment in Arango, a privately held software company headquartered in Panama. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred Tax Asset Valuation Allowance.  As of January 31, 2004, we have approximately $18.6 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The Company generated a net loss for the third quarter of fiscal 2004 of $470,000, or a loss of two cents per share compared to net income for the third quarter of fiscal 2003 of $306,000 or one cent per share.  The net loss for the third quarter of fiscal 2004 includes $8,000 in special charges, primarily legal fees, relating to the Company’s participation in the prosecution of two of the Company’s former officers by the United States Attorney’s office, while the net income for the third quarter of the previous year includes no such special charges. The Company incurred a net loss for the nine months ended January 31, 2004 of $553,000, or a loss of three cents per share compared to a net loss of $64,000 for the same period in the previous year. The net loss in the nine months ended January 31, 2004 included severance expenses of $200,000 associated with a reduction in force that the Company undertook during the first quarter of fiscal 2004, a $175,000 write-down of the Company’s investments in other assets, and $110,000 in special charges.  The net loss for the first nine months of the fiscal 2003 included a $50,000 write-down of the Company’s investments in other assets, and $132,000 in recoveries of special charges. See Part II, Item 1.

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
Software Licenses	44.8%	53.1%	50.6%	47.5%
Services	55.2%	46.9%	49.4%	52.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	8.6%	2.1%	4.7%	2.3%
Services	11.4%	9.4%	10.9%	9.6%
Total cost of revenues	20.0%	11.5%	15.6%	11.9%

Gross profit	80.0%	88.5%	84.4%	88.1%

Operating Expenses:
Product development	23.4%	28.3%	26.2%	35.1%
Selling, general and administrative	74.1%	50.1%	61.1%	54.5%
Write-down of long-lived assets	0.0%	0.9%	2.0%	0.5%
Special charges (recovery)	0.3%	0.0%	1.2%	-1.5%
Total operating expenses	97.8%	79.3%	90.5%	88.8%

Income (loss) from operations	-17.8%	9.2%	-6.1%	-0.5%
Other income (expense), net	-0.2%	-0.1%	-0.1%	0.0%
Income (loss) before income taxes	-18.0%	9.1%	-6.2%	-0.5%
Provision for income taxes	-0.2%	0.2%	0.1%	0.2%
Net income (loss)	-17.8%	8.9%	-6.3%	-0.7%

Revenues

Total revenue for the three months ended January 31, 2004 decreased 23% to $2.6 million from the same quarter of the prior year. The decrease in total revenues was primarily the result of the decrease in software licenses revenue, which decreased $0.64 million or 35% for the three months ended January 31, 2004, and consulting and training revenues, which decreased $0.2 million or 76% for the three months ended January 31, 2004 from the same quarter of the prior year. Software license revenues decreased because the increase in Unify NXJ license revenues was unable to offset the decline in the Company’s Enterprise product line revenues.  The decline in the Enterprise revenue stems from the Company’s inability to replicate the results of the third quarter of fiscal 2003 when the Company closed three large Enterprise license sales comprising $0.96 million in revenue.  Consulting and training revenues decreased because the Company benefited from a large consulting services contract in last year’s third quarter which was not replicated this year.

Total revenue for the nine months ended January 31, 2004 decreased 3% to $8.7 million from the same period of the prior year. However, software license revenues grew by 4% for the nine months ended January 31, 2004 from the same period of the prior year. This increase resulted primarily from growth in the license revenues associated with the Company’s flagship product, Unify NXJ. The year-to-date decline in total revenues consists of a $0.1 million decrease in support and maintenance revenues and a $0.3 million decrease in consulting and training revenues. Consulting and training revenues decreased because the Company benefited from a large consulting services contract for the nine months ended January 31, 2003 which was not replicated this year.

For the three months ended January 31, 2004, revenues in North America decreased 52% to $0.9 million, while outside North America revenues increased 8% to $1.8 million over the same period of the prior year. The decrease in North America resulted from the same factors which caused the decline in total revenue. Outside North America revenues increased from 48% to 68% of total revenues during the third quarter of fiscal 2004 compared to the same quarter of the prior fiscal year. Outside North America revenues increased as a percentage of total revenues from 50% to 67% during the nine months ended January 31, 2004, compared to the same nine-month period of the prior fiscal year. The increase in outside North America revenues as a percentage of total revenues for both the three and nine months ended January 31, 2004 results primarily from continued software license revenue strength in Europe in fiscal 2004 and the large RAD product licenses and consulting service revenues which were included in revenues in North America for fiscal 2003.

Total services revenue for the quarter ended January 31, 2004 declined 9% to $1.5 million compared to the same quarter the previous year. However, the portion representing maintenance revenues increased 4% to $1.4 million while the portion representing consulting revenues decreased 76% to $0.1 million. Total services revenue for the nine months ended January 31, 2004 decreased $0.4 million, or 9%, to $4.3 million from $4.7 million for the nine months ended January 31, 2003.  The portion representing maintenance revenues decreased $0.1 million, or 2%, to $4.1 million while the portion representing consulting and training revenues decreased $0.3 million, 60%, to $0.2 million for the nine-month comparative periods. The Company continues to renew approximately 85% of its maintenance agreements. Nonrenewals are typically offset by new maintenance revenues as a result of new product revenues. The reduction in maintenance revenues for the nine months ended January 31, 2004 is the result of non-renewing maintenance contracts exceeding the initial maintenance orders, which were lower than expected as a result of decreased new product sales.

Cost of Revenues

The Company’s cost of revenues includes cost of software licenses and cost of services.  Cost of software licenses consists primarily of product documentation, packaging and production costs and royalties paid for licensed technology. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services. Total cost of revenues as a percentage of total revenues increased to 20% for the three-month period ended January 31, 2004 from 12% for the comparative three-month period of the prior fiscal year. This increase is primarily attributable to the decrease in total revenues, as a significant portion of the Company’s cost of revenues are fixed, and therefore the relative dollar amount does not fluctuate as readily with the changes in revenues and increases in royalties paid for licensed technology. Total cost of revenues as a percentage of total revenues increased to 16% for the nine month period ended January 31, 2004 from 12% for the same nine month period of the prior fiscal year. These increases are primarily attributable to increases royalties paid for licensed technology and an additional investment in customer support.

Cost of software licenses as a percentage of software license revenues were 19% and 9% for the three-month and nine-month periods ended January 31, 2004, respectively, as compared to 4% and 5% for the three month and nine month periods ended January 31, 2003, respectively. The increase in the cost of software license revenues in the third quarter reflects lower than previous year revenues as a significant portion of the Company’s cost of revenues are fixed, and therefore the relative dollar amount does not fluctuate as readily with the changes in revenues and increases in royalties paid for licensed technology. The increase in the cost of software license revenues for the nine month period reflects increases in royalties paid for licensed technology. Revenues and expenses will vary from quarter to quarter primarily because of differences between revenue recognition and the recording of expenses, which for the most part are fixed period costs.

Total cost of services was unchanged at $0.3 million in the third quarter of fiscal 2004 as compared to the same period a year ago and increased to $1.0 million for the nine months ended January 31, 2004 versus $0.9 million during the respective comparative period in fiscal 2003. The cost of service has a high component of fixed costs, and therefore the relative dollar amount does not fluctuate as readily with the changes in revenues. The increase in fiscal 2004 reflects the Company’s increased investment in customer support as it introduced its new product, Unify NXJ, during fiscal 2003.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the three-month period ended January 31, 2004, product development expenses decreased 36% to $0.6 million from $1.0 million for the same three-month period of fiscal 2003. For the nine-month period ended January 31, 2003, product development expenses decreased 27% to $2.3 million from $3.2 million for the same nine-month period of fiscal 2003. Product development costs as a percentage of total revenues during the three month and nine month periods ended January 31, 2004 were 23% and 26% respectively, as compared to 28% and 35% for the three month and nine month periods ended January 31, 2003. During the first nine months of fiscal 2004, the Company reduced its product development costs as part of a restructuring, in order to afford increased investments in sales and marketing, particularly for Unify NXJ. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development in line with typical software industry averages.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended January 31, 2004 increased to $2.0 million, or 74% of total revenues, as compared to $1.7 million, or 50% of total revenues for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 2004 increased to $5.3 million, or 61% of total revenues, as compared to $4.9 million, or 55% of total revenues, for the same period of the prior year.  The major components of SG&A for the third quarter of fiscal 2004 were sales expenses of $1.2 million, marketing expenses of $0.2 million, and general and administrative expenses of $0.6 million. Sales expenses   for the quarter ended January 31, 2004 increased $0.2 million over the quarter ended January 31, 2003 as the Company increased is sales force by three people to drive Unify NXJ sales.  Marketing expenses was flat at $0.2 million during the same three-month period as the Company funded the launch of a new version of its flagship product, Unify NXJ. General and administrative expenses, including bad debt expense, were flat at $0.6 million during the same three-month period.

The major components of SG&A for the first nine months of fiscal 2004 were sales expenses of $3.2 million, marketing expenses of $0.5 million, and general and administrative expenses of $1.7 million, including bad debt recoveries of $0.1 million. Sales expenses increased $0.5 million compared to the same nine month period in fiscal 2003 as a result of the increased investments designed to increase the sales of Unify NXJ, including hiring a new vice president of sales and marketing and five new sales representatives.  Marketing expenses increased $59,000 during the same two comparative periods.  General and administrative expenses, including bad debt expense and recoveries, increased by $0.1 million during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, primarily as a result of the normal quarter-to-quarter fluctuations that occur throughout the Company’s operating year. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Write-down of Other Investments

During the first nine months of fiscal 2004 and 2003, the Company recorded non-cash charges of $175,000 and $50,000, respectively, to write-down the carrying amount of its investments in Arango Software International and Evergreen Internet, Inc. to their net estimated realizable values.

Special Charges

In July 2000, the Company announced that certain matters had come to the attention of the Company’s Board of Directors that indicated that the Company had engaged in improper accounting practices during fiscal 2000. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company’s accounting and financial reporting practices and to recommend remedial action, if any. As a result of this financial reporting investigation, the Company incurred special charges related to the investigation itself, legal expenses, additional auditing costs and other litigation related costs. During the third quarters of fiscal 2004, the Company recorded special charges of $8,000. During the first nine months of fiscal 2004 and 2003, the Company recorded special charges of $110,000 and recoveries of special charges of $132,000, respectively. The special charges incurred during the first nine months of fiscal 2004 were attributable to the costs related to the Company’s cooperation with the United States Attorney office’s prosecution of a former officer of the Company (See Part II, Item 1). According to published reports, on November 20, 2003, the former officer was convicted of 10 counts of securities fraud and one count of conspiracy. The recoveries during fiscal 2003 were due primarily to the settlement of the class action lawsuit filed against the Company and reimbursements of legal expenses under the Company’s Directors and Officers insurance policy.

Provision for Income Taxes

The Company recorded tax provisions (benefits) for the three-and nine-month periods ended January 31, 2004 and 2003 related to income taxes payable by the Company’s foreign subsidiaries. For the same periods, the Company recorded no significant federal or state income tax provisions as the Company had substantial net operating loss carry forwards.

Liquidity and Capital Resources

At January 31, 2004, the Company had cash, cash equivalents and short-term investments of $2.8 million, compared to $3.0 million at April 30, 2003.  Working capital decreased to $0.5 million at January 31, 2004, compared to $0.7 million at April 30, 2003. Under the Company’s line of credit arrangement with Silicon Valley Bank, which was put in place during the first quarter of fiscal 2004, the Company had an outstanding debt balance of $95,000 as of January 31, 2004. The line of credit has a borrowing limit of $1.5 million; as of January 31, 2004, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $0.6 million.  In addition, as of January 31, 2004 the Company had a term loan with a balance of $171,000. At January 31, 2004 the Company failed to comply with the minimum tangible net worth covenant for that date set forth in the credit facility agreement between the Company and Silicon Valley Bank. In February, 2004 Silicon Valley Bank waived the default as of January 31, 2004

The Company had a net decrease in cash of $0.3 million and $0.4 during the nine months ended January 31, 2004 and 2003, respectively.  Cash used in operating activities of $0.5 million for the first nine months of fiscal 2004 resulted from a net loss of $0.6 million which included various non-cash charges of $0.4 million and severance expenses of $0.2 million associated with a reduction in force that the Company undertook during the first quarter.  Operating cash was provided by increases in accrued compensation and related expenses and other accrued liabilities totaling $0.1 million and increases in deferred revenue of $0.2 million. Operating cash was used as a result of increases in accounts receivable of $0.3 million and prepaid expenses and other current assets of $0.2 million, and decreases in accounts payable of $0.1 million. Investing activities during the period used cash of $0.2 million from purchases of property and equipment and other assets.  Cash provided by financing activities during the period was $0.2 million, which resulted primarily from the issuance of common stock upon the exercise of employee stock options of $126,000, and the collection of notes receivable from stockholder of $60,000.

A summary of certain contractual obligations as of January 31, 2004 is as follows:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1-3 years	4 - 5 years	After 5 years
Long-Term Debt	$276,000	$276,000	—	—	—
Operating Leases	$4,097,404	$912,139	$2,777,123	$407,659	$483
Total Contractual Cash Obligations	$4,373,404	$1,188,139	$2,777,123	$407,659	$483

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

Item 3.  Disclosures about Market Risk

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $2.8 million at January 31, 2004. Additionally, the Company has no interest rate risk on its long-term debt. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at January 31, 2004, the fair value of the Company’s cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses and payments of intercompany royalties thereon, by the Company’s international subsidiaries in the United Kingdom and France. At January 31, 2004, the Company had $0.1 million and $0.3 million, respectively, in such receivables, denominated in British Pounds and Euros. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position

Item 4.  Controls and Procedures

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

The Company is subject to legal proceedings and claims that arise in the normal course of business.  If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all.  Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2004, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

During the quarter ended January 31, 2004, Unify filed the following Current Reports on form 8-K with the Securities and Exchange Commission:

Form 8-K filed on December 3, 2003 containing Unify’s fiscal quarter ended October 31, 2003 earnings press release.

UNIFY CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2004	Unify Corporation
(Registrant)

By:

/s/ PETER J. DICORTI
Peter J. DiCorti
Chief Financial Officer
(Principal Financial and Accounting Officer)