Form 10-K
period 2004-04-30
UNIFY CORP
filed 2004-07-21
CIK 880562

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2004
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☐    NO ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on May 28, 2004 as reported on the over-the-counter Bulletin Board market was approximately $21,248,891 ($0.97 per share). Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 28, 2004, the Registrant had 27,539,973 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated therein from our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders ("Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year ended April 30, 2004.

PART I

A Caution about Forward-Looking Statements:

        The discussion in this Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates, "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under "Risk Factors." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Company's Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1.    BUSINESS

The Company

        Unify (the "Company", "we", "us" or "our") is a global provider of enterprise software solutions to mid-size and large organizations. For more than 24 years, we have provided our 2,000 customers and 300 ISV partners around the world with productive and cost-effective application platform, database and application development solutions for building and deploying applications. Our software products and services enable businesses to rapidly, efficiently and seamlessly build applications that deliver the right information to the right people at the right time. Our software platform today gives organizations the ability to connect multiple data sources, quickly build forms-based applications, automate business processes and integrate disparate information to run, manage and optimize their business. By deploying Unify software, customers can increase revenue, enrich customer and citizen relationships, increase supply chain efficiencies and enhance operational effectiveness.

        Our flagship product, Unify NXJ™ is an easy-to-use, productive and standards-based application platform that enables organizations to effectively automate processes within and between organizations and consolidates multiple legacy systems into unified applications. Unify NXJ also provides advanced collaborative information systems for employees, suppliers and partners. Unify NXJ provides a comprehensive set of application services that include business process management, reporting, portal and portal integration, web services integration, forms processing, and enterprise application integration, as well as assembly and orchestration components, which can be delivered as a completely integrated suite or as an integrated services environment across leading Java 2 Enterprise Edition ("J2EE") technology infrastructure stacks.

        Unify NXJ is used by customers to automate business process and deliver rich, actionable information through a Web portal. The platform has enabled customers to achieve a return on their investment by rapidly automating manual business processes, linking processes into a common application that is customized for the end user, seamlessly integrating enterprise and legacy applications and databases, and managing human workflows both within and across enterprises.

        Our relational database management and application development solutions for host-based and client/server applications help companies build and deploy reliable, scalable mission critical applications that integrate into existing systems and use industry standard technologies such as Windows, UNIX and Linux.

        Our software has been adopted in a variety of industries, including manufacturing, healthcare, government, finance, telecommunications, retail and insurance. Our customers include corporate information technology departments ("IT"), software value added resellers ("VARs"), solutions integrators ("SIs") and independent software vendors ("ISVs"). We are headquartered in Sacramento, California with sales and support offices in the United Kingdom ("UK"), France and Australia. We market and sell products directly in the United States, UK, France and Australia, and indirectly worldwide through distributors in Japan, Russia, South Africa, Italy, Brazil, Latin America, and Malaysia, with reach into more than 45 countries. Our customers include Administrative Systems Inc., AT&T, Boeing, Cast & Crew Entertainment, Inc., Credit Lyonnais, Citigroup, Documentum, Federal Express, Fox Racing, Fuji Electric, GE Healthcare, General Dynamics, GlaxoSmithKline, Layher SA, Lexis/Nexis, Pioneer Electronics, Sescoi, Travel Centers of America, University of Mississippi and Wells Fargo Bank.

        Our mission is to continue to provide solutions that simplify complex technology for IT departments and business units within organizations. We intend to accomplish this by establishing Unify as a leading provider of comprehensive, productive and cross-platform software solutions and leverage the success of our customers and partners to grow and expand our technology leadership.

Industry Background

        Organizations of all types and sizes are facing demands in today's economic environment to streamline, automate and optimize business processes and ensure that the right information gets to the right people at the right time. These requirements have placed growing demands within information technology departments to deliver new applications and systems that allow the business to better compete and operate more effectively.

        The issue is not whether to deploy next generation, real-time solutions to better compete in today's connected economy. Rather, IT strategists must decide how to do it, whom to rely on, and what criteria should guide their decisions. For organizations of all sizes, a connected business implies more outwardly focused and automated business processes. Systems that were once used exclusively by employees are being exposed to and used by partners, suppliers and customers. These new systems must also be powerful enough to support the business, easy enough for all types of developers to use and maintain, and open enough to transcend different and changing technology environments.

        Additionally, as Java and Web Services go mainstream, more IT organizations are using the J2EE platform and services-oriented architectures to deliver new applications that automate business processes, integrate with legacy applications and provide a customized view of information. However, building highly interactive, process-centric, event-driven solutions in J2EE is very difficult, especially for many of today's IT organizations.

        To address this growing market need for productive solutions that can be easily created by an existing IT organization, Unify has delivered Unify NXJ, a comprehensive, easy-to-use, standards-based application platform for delivering solutions on the J2EE architecture.

Products

        Unify develops and markets application platform, application development and relational database management products.

Application Platform Solution:

        Unify NXJ accelerates the delivery of enterprise applications by enabling IT departments to productively build and deploy process-oriented applications. Organizations use Unify NXJ to productively and effectively automate business processes, consolidate multiple legacy systems into unified applications, and provide advanced collaborative information systems for employees, suppliers and partners. Unify NXJ's comprehensive set of application services includes business process management, reporting, portal and portal integration, web services, forms processing, and enterprise application integration, as well as assembly and orchestration components. Unify NXJ can be delivered as a completely integrated suite or as an integrated services platform for delivering solutions across all leading J2EE infrastructure stacks.

        Unify NXJ was released during the third quarter of fiscal 2003. It is targeted at mid-size and large organizations that have requirements to implement applications that increase the speed at which they conduct business, allowing them to adapt as the business changes and provide increased visibility into all aspects of the business. As companies adopt the Java platform for mission critical applications and seek to leverage open, standards-based technology with write-once, cross-platform portability to generate savings and simplified management, more of these organizations have the requirement to build J2EE-based applications. However, the complexity of the J2EE platform raises significant development challenges in many IT organizations today. Unify NXJ is designed to meet the needs of those business application developers who are required to deliver J2EE applications without requiring extensive J2EE development expertise.

        Unify NXJ enables all developers to work with the J2EE architecture in a development paradigm familiar to their current working environment. Unify NXJ replaces laborious J2EE coding with pre-built application functionality and a robust framework, which enables developers with minimal Java experience to create, deploy and manage complex, process-centric, Web applications.

Rapid Application Development Product Solution:

        Unify's ACCELL® development products facilitate the productive, cost-effective development of mission-critical, host-based applications. The ACCELL products support native interfaces to leading database products including Unify DataServer, Informix, Oracle and Sybase. The ACCELL product suite includes ACCELL/Web, ACCELL/SQL and ACCELL/IDS.

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

Graphical Client/Server Product Solution

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

Database Management Product Line

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

  •
  DataServer® ELS—A high performance, easily embeddable relational database management system. Its small footprint and proven reliability make it an industry favorite for embedded applications that require relational databases

Customers

        Unify has a broad customer base of more than 2,000 active customers, including 300 ISV partners, located in over 45 countries and representing a broad range of industries. No customer accounted for more than 10% of the Company's revenues for fiscal 2004, 2003 or 2002.

        Our customers include BMW Lease BV, Boeing, Business Console Limited, Canon, Cast & Crew Entertainment, Inc., Citigroup, Contractors Warehouse, Credit Lyonnais, Documentum, Federal Express, Fuji Electric Co., Ltd, General Dynamics, GlaxoSmithKline, GMAC Lease BV, GE Healthcare, Grolier Inc., Lexis/Nexis, Linea Informatica S.R.L., Medstat Group, Mitsubishi Denki Co., Ltd., Oregon Department of Agriculture, Pioneer Electronics, Portland State University, Prime Clinical Systems, Procura, BV, Reuters, Savings Bank of the Russian Federation, Sescoi France SAS, Sherwood International Systems, Sofico, Star Computers Ltd, Texas State Library and TravelCenters of America.

Sales, Marketing and Distribution

        Unify's products and professional services are marketed and distributed to customers globally using a combination of direct and indirect distribution channels, including a corporate sales force, ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage Unify's sales, support and consulting resources to provide complete solutions to our customers.

        Our direct sales organization consists of sales representatives and pre-sales consultants. Our North America sales representatives are located in our headquarters as well as in various geographic territories throughout the U.S. We market our products internationally through offices in the UK and France, and beginning this year in Australia. We have distributors in Asia Pacific, Europe, Japan, Latin America, Russia and South Africa. During fiscal 2004, we added a master co-distributor in Japan and transitioned to direct sales representation in Australia to capitalize on the growing marketing opportunities within those regions.

        Our marketing is focused on generating demand and marketing awareness for Unify products, primarily Unify NXJ, including efforts to support the direct and indirect sales channels. Marketing activities include strategic lead generation, public relations, industry analyst relations, customer communications, product launches, direct mail, product datasheets, trade shows, business development, product marketing and our web site.

        Business development is focused on securing strategic distribution and technology partners in the U.S. and Japan. In fiscal 2004, we entered into partnerships with regional resellers and solution integrators and signed Air Company limited as a new master co-distributor in Japan.

        International revenues accounted for 68%, 54%, and 63% of total revenues in fiscal 2004, 2003, and 2002 respectively.

        As of April 30, 2004, we had 26 employees engaged in sales and marketing activities, 18 in North America and 8 in Europe. We expect to continue expanding our sales and marketing group as needed through targeted recruitment of qualified individuals.

Customer Support and Professional Services

        Unify's customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy and manage business and Web applications.

Customer Support and Maintenance

        Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in Sacramento, California, the UK, France and Australia. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual support contracts.

Consulting

        Unify offers a full range of consulting services ranging from delivering proof of concepts to completed applications to allow companies to maximize return on investment, get to market quickly or be more efficient. Consulting services include: business process-centric application development, Web-enablement, technology/knowledge transfer, application architecture audits, database tuning, and client server application development. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Education

        Unify offers introductory and advance education courses provided on a regularly scheduled basis at Unify training centers located in Sacramento, California and Paris, France. We also offer on-site training at customer facilities.

        As of April 30, 2004, we had a total of 9 employees engaged in providing professional services, 7 in support and 2 in consulting and training. Of those employees, 7 were located in the United States and 2 were located in Europe.

Product Development

        We focus our product development efforts on a combination of new development for the Unify NXJ platform as well as enhancing and broadening the functionality and ports of our database and tools products. During fiscal 2004, we developed and released Unify NXJ Version 10, a comprehensive application platform, as well as additional versions of our database and tools products.

        Our product development expenses for fiscal 2004, 2003, and 2002, were $3.0 million, $4.1 million, and $4.1 million. During fiscal 2004, we made a strategic decision to focus more resources on sales and marketing initiatives to launch and penetrate the market with Unify NXJ. As a result, product development expenditures for fiscal 2004 were reduced 27% compared to fiscal 2003.

        Most of our current software products have been developed internally; however, we have licensed certain software components from third parties and we may do so again in the future. We are committed to delivering products that meet customer and market needs today and in future periods.

        Our product development activities are conducted at the Sacramento, California headquarters facility. As of April 30, 2004, we had a total of 17 employees in product development, including 15 software development engineers.

Competition

        The market for our software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. We compete in the market with our Unify NXJ application platform primarily with providers of application platform suites, integrated services environments and business process management software. We are not aware of a direct competitor to Unify NXJ with its unique combination of business process automation combined with information management and delivery. Competitors to Unify include BEA Systems, ("BEA"), International Business Machines ("IBM"), Microsoft Corporation ("Microsoft") and Oracle Corporation ("Oracle").

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

        We believe we compare favorably with respect to competitive factors including productivity and speed, ease of use and time to market for application development and deployment; management of deployed applications; product performance and quality; product architecture and scalability; customer support; professional services; and price.

        We must continue to sufficiently differentiate our products based on ability for organizations to deliver solutions, functionality, reliability, ease of use, performance, return on investment and total cost of ownership, otherwise these competitive pressures could require us to reduce the price of our products and related services, which could adversely affect our business, operating results, and financial condition.

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

        Although there are no pending lawsuits against Unify regarding infringement of any existing patents or other intellectual property rights and we have not received any notices that we are infringing or allegedly infringing the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that we will be able to defend such claim or obtain licenses on reasonable terms. Our involvement in any patent dispute or any other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require us to seek licenses from third parties, and prevent us from developing and selling its products. Any of these situations could have an adverse effect on our business, operating results and financial condition.

        We are dependent on third-party suppliers for certain software which is embedded in some of our products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by us if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing its products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could adversely affect our business, operating results, and financial condition.

Employees

        As of April 30, 2004, we had a total of 67 employees, including 17 in product development, 26 in sales and marketing, 13 in customer service, support, consulting, and training, and 11 in finance, information systems, operations and general administration. Of these employees, 54 were located in the United States and 13 were located in Europe. On June 18, 2003, we eliminated 15 positions to align our business model to support a heightened focus on customers and to become a more sales and marketing driven organization. As of June 30, 2003, we had a total of 60 employees, including 15 in product development, 18 in sales and marketing, 13 in support, consulting, and training, and 14 in finance, information systems, operations and general administration. Of these employees, 47 were located in the United States and 13 were located in Europe.

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

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company
Todd Wille	41	Chairman, President and Chief Executive Officer
Pete DiCorti	53	Vice President, Finance & Administration and Chief Financial Officer
Jim Kanir	46	Vice President, Worldwide Sales & Marketing
Frank Verardi	55	Vice President, Technical Services
Dave Glende	44	Vice President, Strategy and Chief Technology Officer
Greg Tsutaoka	36	Vice President, Business Development

        Todd Wille joined the Company in October 2000 as the chief operating officer and acting chief financial officer. In November 2000, Mr. Wille was appointed president and chief executive officer and in 2001 appointed Chairman of the board. Mr. Wille originally joined the Company in August 1995 as the corporate controller. In September 1997, Mr. Wille was promoted to vice president, finance and chief financial officer. In March 1998, Mr. Wille left the Company and joined FRx Software Corporation ("FRx") as the vice president of finance and chief financial officer. Subsequently, Mr. Wille was promoted to senior vice president of operations. Mr. Wille received a B.A. in business administration with concentrations in accounting and finance and management information systems from Wartburg College.

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

        David Glende joined the Company in 1985 and has held various management positions in product development and marketing before being appointed chief technology officer in February 2000. In May 2001, Mr. Glende was appointed vice president, products and chief technology officer and in June 2003, he was appointed vice president of strategy and CTO. Mr. Glende oversees the Company's corporate and product strategy activities. Prior to joining Unify, Mr. Glende served as the manager of engineering for Advanced Data Institute. Mr. Glende holds a B.S. in computer science from California State University, Sacramento.

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

We are dependent on acceptance of our Unify NXJ products and on the growth of the web application development market.

        We expect Unify NXJ to account for an increasing percentage of future revenues and accordingly, we are devoting a substantial portion of our resources in the building of the sales model and marketing programs to gain market acceptance for Unify NXJ. As a result, factors adversely affecting the pricing of or demand for Unify NXJ, such as, but not limited to, competition and technological change, would have an adverse effect on our business, operating results and financial condition. There can be no assurance that we will successfully market and sell this new product or enhanced versions of our existing products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview;" "Business—Products" and "—Product Development."

        If our customers are not able to successfully develop and deploy process-oriented Web applications with Unify NXJ, the viability of our products could be questioned and our reputation could be damaged, which could have adverse effects on our business, operating results and financial condition. In addition, we expect that a significant percentage of future revenues will continue to be derived from sales to existing customers. If these existing customers purchase competitive products, or have difficulty deploying applications built with Unify's products, our relationships with these customers, revenues from sales of our products and other products and the Company's business, operating results and financial condition could be adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        There can be no assurance that the market for Web application product solutions and the J2EE platform will continue to grow. If these markets fail to grow, or grow more slowly than we currently anticipate, our business, operating results, and financial condition could be adversely affected.

We are subject to intense competition.

        We have experienced and expect to continue to experience intense competition from current and future competitors including BEA, IBM, Microsoft and Oracle.

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

        We expect to face additional competition as other established and emerging companies enter the application platform market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could adversely affect our business, operating results and financial condition.

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

        There can be no assurance that Unify NXJ will continue to be perceived by our customers as technologically advantageous or that we will not experience difficulties that delay or prevent the sale of enhancements to existing products that meet with a significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed or if when released they fail to achieve market acceptance, our business, operating results, and financial condition would be adversely affected. See "Business—Product Development."

We are dependent on indirect sales channels.

        A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 62%, 54% and 64% of our software license revenues for fiscal 2004, 2003 and 2002, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners could have an adverse effect our business, operating results, and financial condition. See "Business—Sales, Marketing and Distribution."

There are numerous risks associated with our international operations and sales.

        Revenues derived from our international customers accounted for 68%, 54% and 63% of our total revenues, with the remainder from the United States, in fiscal 2004, 2003 and 2002 respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of the United States, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company's subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business—Sales, Marketing and Distribution."

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

        Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because software technology is rapidly evolving, and our sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and varies substantially from customer to customer. Because we normally deliver products within a short time of receiving an order, we typically do not have a backlog of orders. As a result, to achieve our quarterly revenue objectives, we are dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, we generally recognize a substantial portion of our revenues at the end of a quarter. Our expense levels largely reflect our expectations for future revenue and are therefore relatively fixed in the short term; if revenue levels fall below expectations our operating results are likely to be disproportionately adversely affected.

        We expect that our operating results will continue to be affected by the difficult IT economic environment as well as by seasonal trends. In particular, we anticipate relatively weak demand in the fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Our continued financial success is dependent on our ability to sustain profitability and generate significant cash flows.

        Unify's continued financial success is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal years 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve the Company's pending lawsuits relating to the special investigation discussed elsewhere in this report. During fiscal 2003, management resolved all lawsuits relating to the special investigation, addressed issues resulting from resizing the organization, aggressively marketed ACCELL/Web to existing customers and completed development of its strategic flagship product (Unify NXJ). In fiscal 2004, the Company refocused its business model by allocating more resources to sales and marketing, including building a new direct sales force in North America to drive revenue growth and penetrate the market with Unify NXJ. There is no assurance that management's plans will be successful.

If our revenue growth and market penetration strategies are not as successful or do not occur as quickly as we anticipate, we may be required to raise additional funding.

        If required, our ability to obtain additional financing on acceptable terms may be adversely affected because our common stock trades on the over-the-counter bulletin board as opposed to more liquid markets such as the NASDAQ National Market. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements, we may be required to significantly reduce operations.

Our products are subject to lengthy sales cycles.

        Our products are used to develop process-centric, information rich Web applications that are critical to a customer and are often purchased as part of a larger set of IT initiatives. As a result, the licensing and implementation of applications built using our products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompany significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

Our software products could contain defects and could be subject to potential release delays.

        Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by us and current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have an adverse effect upon our business, operating results and financial condition. Additionally, if the release dates of any future Unify product line additions or enhancements are delayed or if when released they fail to achieve market acceptance, our business, operating results, financial condition and cash flows would be adversely affected. See "Business—Product Development."

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

Our success is dependent upon the retention of key personnel and we may be unable to retain key employees.

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

Rapid growth may significantly strain the resources of the Company.

        If we are able to achieve rapid and successful market acceptance of our current and future products, we may undergo a period of rapid growth. This expansion may significantly strain management, financial, customer support, operational and other resources. To accommodate this anticipated growth, we are continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of our internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner could have an adverse effect on our business, operating results, and financial condition. Moreover, there can be no assurance that our systems, procedures and controls will be adequate to support our future operations.

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

        Unify relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite our efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our technology exists, piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate and, to the extent such rights are not adequate, other companies could independently develop similar products using similar technology.

        Although there are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights, and we have received no notices that we are infringing or allegedly infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that we will be able to defend such claim or if necessary obtain licenses on reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require that we seek licenses from third parties and prevent us from developing and selling our products. Any of these situations could have an adverse effect on our business, operating results, and financial condition. See "Business—Intellectual Property."

Our stock price may be subject to volatility.

        Unify's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Unify or its competitors'; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in our relationships with our customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in our senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

        Unify's stock trades over the counter on the "bulletin board." Companies whose shares trade over-the-counter generally receive less analyst coverage and their shares are more thinly traded than stock that is traded on the Nasdaq National Market System or a major stock exchange. Our stock is therefore subject to greater price volatility than stock trading on national market systems or major exchanges.

ITEM 2.    PROPERTIES

        Unify's principal administrative offices and headquarters are in Sacramento, California where we lease a 38,000 square foot facility. In fiscal 2004 and 2003, we subleased zero and 1,530 square feet, respectively that were not required for operations. We collected sublease income of approximately $15,000 in fiscal 2003. In fiscal 2003, we terminated the sublease on our former administrative headquarters in San Jose, California and recognized expense of $114,000. We also lease sales and support offices in the United Kingdom and France. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

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

        In May 2002, the United States Attorney for the Northern District of California announced the indictment of a former officer of the Company and the guilty plea of another former officer for violations of federal securities laws. The trial of the indicted former officer commenced on September 15, 2003 and, according to published reports, on November 20, 2003, the former officer was convicted of 10 counts of securities fraud and one count of conspiracy. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of federal securities laws. The Company will continue to cooperate with the SEC and United States Attorney's Office, as necessary, in connection with any actions pending against any former executive officers of the Company, and cannot predict the outcome of any such matters.

        The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2004, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

        During fiscal 2004, Unify's common stock was traded on the Over-The-Counter Bulletin Board (OTC BB) under the symbol UNFY.BB. The following table sets forth the high and low sales prices as reported on the over-the counter market for shares of our common stock for the periods indicated. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2004
Fourth Quarter	$1.36	$0.90
Third Quarter	1.39	0.67
Second Quarter	0.84	0.30
First Quarter	0.43	0.27
Fiscal 2003
Fourth Quarter	$0.43	$0.25
Third Quarter	0.65	0.25
Second Quarter	0.75	0.20
First Quarter	1.05	0.45

Common Stockholders of Record

        At June 30, 2004, there were approximately 289 stockholders of record of the Company's common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

        We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

        Recent Sales of Unregistered Securities

        On April 26, 2004 the Company issued through a private placement 5,633,900 shares of our common stock to a group of institutional investors at a price of $0.71 per share and 5-year warrants to purchase an aggregate of 2,253,560 shares of our common stock initially exercisable at $0.90 per share. These securities were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the SEC under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	Years Ended April 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$6,111	$5,895	$7,303	$7,229	$12,576
Services	5,814	6,278	6,297	7,074	8,475

Total revenues	11,925	12,173	13,600	14,303	21,051

Cost of revenues:
Software licenses	595	263	498	662	1,342
Services	1,299	1,133	1,442	3,085	4,037

Total cost of revenues	1,894	1,396	1,940	3,747	5,379

Gross profit	10,031	10,777	11,660	10,556	15,672

Operating expenses:
Product development	2,996	4,108	4,099	4,912	6,696
Selling, general and administrative	7,730	6,523	6,016	10,697	16,835
Write-down of other investments	175	200	1,300	3,650	—
Special charges (recovery)	110	(132)	(1,276)	3,356	—

Total operating expenses	11,011	10,699	10,139	22,615	23,531

Income (loss) from operations	(980)	78	1,521	(12,059)	(7,859)
Other income (expense), net	(27)	3	36	(213)	367

Income (loss) before income taxes	(1,007)	81	1,557	(12,272)	(7,492)
Provision (benefit) for income taxes	3	(38)	(10)	59	192

Net income (loss)	$(1,010)	$119	$1,567	$(12,331)	$(7,684)

Net income (loss) per share:
Basic	$(0.05)	$0.01	$0.08	$(0.65)	$(0.42)

Diluted	$(0.05)	$0.01	$0.08	$(0.65)	$(0.42)

Shares used in computing net income (loss) per share:
Basic	21,558	20,939	20,232	18,979	18,127

Diluted	21,558	21,693	20,779	18,979	18,127

	April 30, 2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$6,606	$3,030	$2,993	$3,084	$11,076
Restricted cash	—	—	—	118	118
Working capital (deficit)	3,816	658	65	(3,929)	5,835
Total assets	10,743	6,675	7,717	9,344	21,792
Long-term debt, net of current portion		—	200	—	—
Total stockholders' equity (deficit)	4,492	1,509	971	(1,202)	10,286

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

Overview

        Unify is a global provider of enterprise software solutions to mid-size and large organizations. For more than 24 years, we have provided our 2,000 customers and 300 ISV partners around the world with productive and cost-effective application platform, database and application development solutions for building and deploying applications. Our software products and services enable businesses to rapidly, efficiently and seamlessly deliver applications that deliver the right information to the right people at the right time. Our software platform today gives organizations the ability to connect multiple data sources, quickly build forms-based applications, automate business processes and integrate disparate information to run, manage and optimize their business. By deploying Unify software, customers can increase revenue, enrich customer and citizen relationships, increase supply chain efficiencies and enhance operational effectiveness. Our customers are leaders in their respective industries including, healthcare, financial services, government and manufacturing among others.

        Our flagship product, Unify NXJ is easy-to-use, productive and standards-based application platform that enables organizations to effectively automate processes within and between organizations, consolidate multiple legacy systems into unified applications, and provide advanced collaborative information systems for employees, suppliers and partners. Unify NXJ provides a comprehensive set of application services that include business process management, reporting, portal and portal integration, web services integration, forms processing, and enterprise application integration, as well as assembly and orchestration components, which can be delivered as a completely integrated suite or as an integrated services environment across leading Java 2 Enterprise Edition ("J2EE") technology infrastructure stacks.

        Over the past five years the Company has adjusted to significant changes in its market. At $11.9 million, fiscal 2004 revenue was approximately 41% of what it was in fiscal 1999 when companies were spending heavily to bring applications to the Web, adopt distributed computing platforms and prepare for Y2K compliance. Beginning in fiscal 2000, the Company experienced weakening demand for new licenses of its legacy application and database products, a phenomenon that has been experienced by many software companies that service the enterprise market. The cooling of the economic climate, coupled with the desire for a better return on investment, has prompted organizations around the world to reexamine their IT needs and priorities in a substantial and fundamental manner.

        The Company responded in a variety of ways and on a number of fronts. For example, it maintained a substantial investment in product development throughout each of the past five years. In addition to creating customer driven enhancements in features and usability, this effort resulted in new Web-centric capabilities that have been integrated throughout our product line. Strategically, this commitment to delivering competitive products has produced Unify NXJ. We believe the next increase in IT spending, when it begins, will be driven by the desire to make business applications Web-enabled and capable of operating in heterogeneous computing environments. Furthermore, we believe that the challenging IT environment of the past four years has created a backlog of projects for IT organizations that are now facing pressures to get those projects done quickly. Additionally, with the advent of services-oriented architectures and Web services, these organizations must build applications upon those infrastructures and technologies. Our Unify NXJ platform enables application developers within these IT organizations to productively build process-centric Web applications that meet today's architectural requirements.

        Over the past two fiscal years, our management team has dramatically reduced the Company's cost structure, producing the breakeven point required to respond to the challenging environment in which the worldwide software industry continues to find itself. Operating expenses for fiscal 2004 and 2003 were approximately half of what they were in fiscal 1999. Other important but somewhat less prominent adjustments have been made and are expected to result in new Unify NXJ revenue and drive top-line overall revenues. For instance, management intends to increase its emphasis on marketing and aggressively pursue emerging opportunities for Unify NXJ in order to increase revenue growth. As part of such plan, in June, 2003 management eliminated 15 positions to better align its business model to support a heightened focus on customers and to become a more sales driven organization. Additionally, the Company closed a $3.7 million private equity placement in April 2004 to help fund marketing plans to generate new Unify NXJ customers, build visibility and enhance credibility.

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

Revenue Recognition.

        The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end user customers, independent software vendors and value added resellers. While the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, "Software Revenue Recognition" as effected by Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", we exercise judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

        The Company's customer contracts include multi-element arrangements that include a delivered element, software license, and undelivered elements, maintenance and support and/or consulting. The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the relative fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between the deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. We may modify our pricing practices in the future, which could result in changes in our VSOE of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

        We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

Valuation of Long-Lived Assets

        Our long-lived assets are comprised of long-term investments. At April 30, 2004, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized $175,000 in impairment losses related to long-term investments in fiscal 2004. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred Tax Asset Valuation Allowance

        As of April 30, 2004, we have approximately $19.1 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

        The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2004	2003	2002
Revenues:
Software licenses	51.2%	48.4%	53.7%
Services	48.8	51.6	46.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software licenses	5.0	2.2	3.7
Services	10.9	9.3	10.6

Total cost of revenues	15.9	11.5	14.3

Gross profit	84.1	88.5	85.7

Operating expenses:
Product development	25.1	33.7	30.1
Selling, general and administrative	64.8	53.6	44.2
Write-down of other investments	1.5	1.6	9.6
Special charges (recovery)	0.9	(1.0)	(9.4)

Total operating expenses	92.3	87.9	74.5

Income (loss) from operations	(8.2)	0.6	11.2
Other income (expense), net	(0.2)	0.1	0.2

Income (loss) before income taxes	(8.4)	0.7	11.4
Provision (benefit) for income taxes	0.1	(0.3)	(0.1)

Net income (loss)	(8.5)%	1.0%	11.5%

Total Revenues

        The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services.

        We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from distributors, ISVs, VARs and partners accounted for approximately 62%, 54%, and 64% of our software license revenues, with the remainder from end users, for fiscal 2004, 2003 and 2002, respectively.

        We expect that our future revenue growth will depend upon the market acceptance of Unify NXJ, our recently released product solution for delivering business process-centric applications, which we believe is the principal means by which we will attract new customers as well as generate new opportunities for license revenue from existing customers. Revenues from our database and client/server products are not expected to show significant growth. Therefore, factors adversely affecting the IT spending climate for new application development and general acceptance of services oriented architectures and the J2EE platform, or particular acceptance of Unify NXJ may have an adverse effect on our business, operating results and financial condition.

        Our total revenues in fiscal year 2004 were $11.9 million, a decrease of 2% or $0.2 million from fiscal 2003 revenues of $12.2 million. While total revenues fell by 2%, revenues from product licenses increased by 4% or $0.2 million from 2003. The maintenance and support portion of service revenues remained constant in dollars. As a result, the dollar decline was primarily due to the decrease in the consulting portion of service revenues which declined by $0.4 million from 2003 because the Company benefited from a large consulting services contract in 2003 which was not replicated this year.

        In fiscal 2004, we renewed approximately 79% of our maintenance agreements. Consulting revenues for fiscal 2004 decreased to $0.3 million from $0.7 million in fiscal 2003. Maintenance revenues for fiscal 2004 remained at $5.5 million from fiscal 2003. Although there were minor year-to-year changes in the consulting and maintenance revenues mix, the total services revenue for fiscal years 2003 and 2002 remained constant at $6.3 million.

        Our software license revenues increased $0.2 million or 4% to $6.1 million in fiscal 2004 from $5.9 million in fiscal 2003. Software license revenues in North America decreased 38% to $1.8 million, which represented a decrease as a percent of total software license revenues from 49% to 29% in fiscal 2003 and 2004, respectively. These decreases in software license revenues in North America were from the decline in database and tools product licenses year over year as those revenues are subject to the timing of product upgrades and customers purchasing additional runtime licenses. Sales of Unify NXJ in North America substantially increased in fiscal 2004 over 2003, but the absolute dollars did not offset the decrease in database and tools product licenses during the year. Outside North America software license revenues increased as a percentage of total revenues from 51% to 71% during fiscal 2004, compared to fiscal 2003. These increases in software license revenues outside North America result from increased sales of database and tools products combined with increases in Unify NXJ product license revenues during the year. Our software license revenues decreased $1.4 million or 19% in fiscal 2003 from $7.3 million in fiscal 2002 as a result of declines in sales of the database and tools products. Based upon the performance of the database and tools products for the last three years, we anticipate that those revenues will continue to decline, but we believe that the revenues generated by Unify NXJ will offset those declines to some degree.

        International revenues include all our software license and service revenues from customers located outside the United States. International revenues from our direct sales organization, indirect sales channels (ISVs, VARs, distributors and other partners outside the U.S.) accounted for 68%, 54%, and 63% of total revenues, with the remainder from the United States, in fiscal years 2004, 2003 and 2002, respectively.

Cost of Revenues

        Cost of Software Licenses.    Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $0.6 million for fiscal year 2004, $0.3 million for fiscal 2003, and $0.5 million in fiscal 2002. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and royalties paid to third parties are amortized ratably over their expected useful lives.

        Cost of Services.    Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting services. Total cost of services in fiscal 2004 increased 15% to $1.3 million from $1.1 million in fiscal 2003 and $1.4 million in fiscal 2002. The increase in fiscal 2004 from fiscal 2003 was the result of additional costs to support NXJ customers. The reduction in the cost of services in fiscal 2003 from fiscal 2002 resulted from the liquidation of the Company's Japanese subsidiary and the reduction in the use of outsourced contract labor for consulting engagements. The cost of services generally has a high component of fixed costs and therefore does not fluctuate directly with changes in services revenues. Our cost of services as a percent of services revenues in fiscal 2004 was 22% as compared to 18% in fiscal 2003 and 23% in fiscal 2002. We continue to evaluate the efficiency of our support, consulting and training operations and plan to expand our expertise in fiscal 2005 in order to capitalize on opportunities that arise. As a result, our service costs may increase and, as there is generally a period of time between when additional consulting personnel are hired and when they become fully productive, our results of operations may be adversely affected by the expansion of our services offering.

Operating Expenses

        Product Development.    Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $3.0 million in fiscal 2004, down 27% from the $4.1 million spent in both fiscal 2003 and 2002. The decrease in fiscal 2004 was primarily the result of a reduction in the work force in June 2003 as the Company reduced its product development costs as part of a restructuring designed to afford increased investments in sales and marketing, particularly for Unify NXJ. Product development costs as a percentage of total revenues were 25% in fiscal 2004, 34% in fiscal 2003 and 30% in fiscal 2002. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development in line with typical software industry averages.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses consist primarily of salaries and incentive pay, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $7.7 million for 2004, $6.5 million for 2003 and $6.0 million for 2002. As a percentage of total revenue, SG&A expenses were 65% in fiscal 2004, 54% in fiscal 2003 and 44% in fiscal 2002. The major components of SG&A for fiscal 2004 were sales expenses of $4.5 million, marketing expenses of $0.7 million, and general and administrative expenses of $2.7 million. General and administrative expenses include bad debt provisions and recoveries. Sales expenses increased $1.0 million from fiscal 2003 as the Company increased its business development activities, hired a new Vice President of sales and marketing, and increased its direct sales force and telemarketing staff to focus on increasing sales of Unify NXJ. Marketing expenses were flat during the same period. General and administrative expenses increased by $0.4 million fiscal 2004 compared to fiscal 2003, primarily due to increases in professional fees associated with legal and accounting. Bad debt recoveries remained constant at $0.1 million during fiscal 2004 compared to fiscal 2003. In fiscal 2003 SG&A expenses increased $0.5 million over fiscal 2002 as the Company funded the launch of its new product, Unify NXJ.

        Write-down of Other Investments.    We continue to periodically review the recorded value of our investments. In fiscal 2004, we reduced the carrying value of our investment in Arrango Software International, Inc. from $350,000 to its estimated fair value of $175,000. During fiscal 2003 and 2002, we recorded impairment charges of $0.2 million and $1.3 million, respectively, related to Arango and Evergreen Internet, Inc. We record an investment impairment charge if and when we believe an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of Arrango could result in losses or an inability to recover the carrying value of the investment, thereby possibly requiring additional impairment charges in the future.

        Special Charges.    In July 2000, we announced that certain matters had come to the attention of our Board of Directors that indicated that former officers of the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. During fiscal 2002, we received recoveries of special charges which had originally been incurred, primarily in fiscal 2001, relating to legal expenses, additional auditing costs and other litigation related costs related to the investigation. These recoveries totaled $1.3 million in fiscal 2002. These recoveries came about primarily as a result of the settlement of the class action lawsuit filed against the Company and resolution of additional audit billings incurred during the restatement. During fiscal 2003, we recorded an additional recovery of $0.1 million for legal costs from our insurance carrier. During fiscal 2004, we recorded special charges of $0.1 million which were attributable to the costs related to the Company's cooperation with the United States Attorney office's prosecution of a former officer of the Company. According to published reports, on November 20, 2003, the Company's former chief executive officer was convicted of 10 counts of securities fraud and one count of conspiracy.

        Other Income (Expense).    Other income (expense), net consists primarily of foreign exchange gains and losses, interest earned by the Company on our cash, cash equivalents and short-term investments offset by interest expense incurred on debt. Other income (expense) also includes gains or losses on the liquidation of our assets, including the dissolution of the Japan subsidiary. Other income (expense) was ($27,000), $3,000, $36,000 in fiscal 2004, 2003, and 2002, respectively.

        Provision for Income Taxes.    We recorded a foreign income tax expense of $9,000 for fiscal 2004. A Federal tax benefit of $6,000 was recorded with respect to federal income tax refunds from prior periods related to NOL carry backs. We recorded a foreign income tax benefit for fiscal 2003 as a result of refunds applied for. A minimal state and federal tax benefit was recorded in 2003. We recorded a federal income tax benefit for fiscal 2002 as the result of refunds received. No state tax provisions were recorded for fiscal 2002 due to the use of operating loss carry forwards. The 2002 tax provision relates primarily to foreign withholding on software license royalties paid to the Company by certain licensees. At April 30, 2004, we had net operating losses for federal tax purposes of approximately $42,400,000.

Liquidity and Capital Resources

        At April 30, 2004, the Company had cash, cash equivalents and short-term investments of $6.6 million, compared to $3.0 million at April 30, 2003. Working capital increased by $3.1 million to $3.8 million at April 30, 2004 from $0.7 million at April 30, 2003.

        The Company completed a private financing on April 28, 2004, in which it received $3,696,000, net of expenses. The proceeds from the offering were received from the sale of 5,633,900 shares of common stock and warrants representing the right to acquire an additional 2,253,560 shares of the Company's common stock at an exercise price of $.90 per share. The warrants vested immediately upon issuance. There were no warrants exercised as of April 30, 2004.

        The Company has a line of credit arrangement with Silicon Valley Bank, which was put in place during the first quarter of fiscal 2004. As of April 30, 2004 the Company had no outstanding debt balance under the line of credit. The line of credit has a borrowing limit of $1.5 million; as of April 30, 2004, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $1.1 million. This line of credit expired on June 6, 2004. In addition, as of April 30, 2004 the Company had a term loan, also with Silicon Valley Bank, with a balance of $146,000 which was due on June 6, 2004. On June 3, 2004, the Company replaced its previous line of credit and term loan with a new $1.0 million revolving line of credit and a $500,000 term loan with Silicon Valley Bank (see Note 14 in footnotes to Consolidated Financial Statements). This line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and has a one-year term. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5%, respectively. The prime rate used to calculated interest shall not be less than 4.0%.

        We currently believe that existing cash ($6.6 million as of April 30, 2004), forecasted operating cash flows for fiscal year 2005, and the credit facility agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2005. The operating plan assumes normal operations for the Company, capital expenditures of approximately $250,000 and required interest and principal payments on debt.

        In fiscal 2004, the cost structure of the Company was changed to reflect lower investments in product development and higher investments in sales and marketing. Also, in fiscal 2004, Unify NXJ was enhanced and relaunched into the market, and existing products including ACCELL/Web were upgraded and marketed to the installed base.

        In fiscal 2005, we plan to make further strategic investments in sales and marketing, including hiring additional field sales representatives and engineers, to drive revenue growth and market acceptance of Unify NXJ. There is no assurance our plans will be successful. We believe that the $1.0 million secured line of credit obtained from Silicon Valley Bank in June 2004 and the equity infusion of $3.7 million raised in April, 2004 will be adequate to meet our needs over the next twelve months.

        Operating Cash Flows.    In fiscal 2004, we had negative cash flows from operations totaling $0.1 million. This compares to fiscal 2003 and 2002 where cash flows from operations were positive $0.4 million and negative $0.4 million, respectively. The negative operating cash flow for fiscal 2004 principally resulted from $1.0 million in net loss, offset by both a $0.6 million increase in other accrued liabilities, and a $0.3 million increase in deferred revenue. Other factors include $0.2 million in depreciation, $0.2 million write-down of other investments, $0.1million in stock based expense, together with a $0.2 million increase in accounts receivable, a $0.2 million increase in prepaid expenses and offset by a net $0.1 million increase in accounts payable and accrued compensation.

        In fiscal 2003, we had positive cash flows from operations totaling $0.4 million. The positive operating cash flow for fiscal 2003 principally resulted from $0.1 million in net income, a $1.1 million decrease in amounts owed by customers, net of a $0.6 million decrease in accrued liabilities and a $0.6 decrease in deferred revenue. Other factors include $0.2 million in depreciation, $0.2 million write-down of other investments, $0.1 in stock compensation, together with a $0.1 million decrease in prepaid expenses and offset by a $0.1 million decrease in accounts payable and a $0.1 million decrease in accrued compensation.

        For fiscal 2002, negative operating cash flow of $0.4 million resulted from net income of $1.6 million and decreases of $1.5 million in other accrued liabilities, which were primarily as the result of settlements of class action and derivative suits, $1.3 million in accounts payable, $0.4 million in deferred revenue and $0.3 million in accrued compensation and related expenses, primarily as the result of the liquidation of Japan, and an increase in accounts receivable of $0.5 million. These amounts were partially offset by a decrease of $0.2 million in prepaid expenses, the non-cash write-down of other investments of $1.3 million, the elimination of cumulative translation adjustments upon the liquidation of our Japan subsidiary of $0.1 million and depreciation of $0.4 million.

        Investing Cash Flows.    Net cash and cash equivalents used by investing activities approximated $0.2 million for fiscal 2004. Net cash and cash equivalents used by investing activities approximated $0.2 million in fiscal 2003 while net cash and cash equivalents provided by investing activities approximated $0.2 million in fiscal 2002. The use of cash by investing activities in fiscal 2004 and 2003 was due to capital purchases. In fiscal 2002, net cash provided by investing activities of $0.2 million consisted primarily of the sale of available for sale securities and other assets of $0.1 million and decreases in restricted cash of $0.1 million, partially offset by purchases of property and equipment and other investments of $0.1 million.

        Financing Cash Flows.    Cash provided by financing activities was $3.8 million in fiscal 2004. Cash used in financing activities was $0.4 million in fiscal 2003 and $0.1 million in fiscal 2002. The cash provided in 2004 was the result of $3.8 million from the proceeds from the issuance of common stock from a private financing closed in April, 2004, the issuance of common stock from stock options exercises, and purchases under the employee stock purchase plan. Cash was also provided by the collection of notes receivable from stockholder of $0.1 million with principal payments and borrowings under debt obligations offsetting each other. The cash used in 2003 was the result of $0.3 million decrease in amounts payable to minority stockholders, a $0.2 million repayment of debt obligations and $0.1 million received for the issuance of our common stock. The cash used in financing activities in 2002 was the result of principal payments under debt obligations and amounts payable to minority interest stockholders of $0.3 million reduced by proceeds from issuance of common stock from stock options exercises and purchases under the employee stock purchase plan of $0.2 million.

        A summary of certain contractual obligations as April 30, 2004 is as follows:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
Long-Term Debt	$145,833	$145,833	0	0	0
Other Long-Term Liabilities	70,283	0	0	0	$70,283
Operating Leases	3,880,083	1,050,483	1,974,793	854,807	0

Total Contractual Cash Obligations	$4,096,199	$1,196,316	$1,974,793	$854,807	$70,283

Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" (FIN 46). FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE. This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Company adopted the provisions of FIN 46 for fiscal 2004, which did not result in a material impact to our financial position, cash flows or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk.    The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and investments, which totaled $6.6 million at April 30, 2004. Unify had no short-term investments at April 30 in fiscal 2003 or 2002. Additionally, the Company has no interest rate risk on its long-term debt.

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

        Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company's international subsidiaries in the United Kingdom and France. At April 30, 2004, the Company had $0.2 million and $0.1 million in such receivables denominated in British Pounds and Euros, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company's business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Part IV, Item 15 (a) for an index to the financial statements and supplementary financial information, which are filed, as part of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 16, 2002, we dismissed Deloitte & Touche LLP ("D&T") as our independent certified public accountants. The Audit Committee of our Board of Directors approved the decision to change accountants. During the fiscal year ended April 30, 2002, D&T's report on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to audit scope or accounting principles. This report contained an explanatory paragraph with respect to uncertainties that raised substantial doubt as to our ability to continue as a going concern. During that fiscal year and the subsequent period up to December 16, 2002, other than the matters discussed in the following two paragraphs, there were no disagreements (as defined under Item 304 of Regulation S-K) with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

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

        During the quarter ended July 31, 2002, we were informed by one of our foreign distributors that the distributor did not intend to pay us $250,000 in license fees until the distributor re-sold the license to an end-user. As a result, we determined that the distributor could not demonstrate an ability to honor payment commitments until the distributor subsequently sold the license to an end-user. We had previously recorded these fees as revenue upon the sale of the license to the distributor in the fourth quarter of our fiscal year ended April 30, 2002. We initially believed that, during the quarter ended July 31, 2002; a reserve for the receivable should be established, resulting in a charge to bad debt expense. D&T believed that the distributor's unwillingness to pay us should be accounted for as a product return until the license was re-sold by the distributor and, as such, that the appropriate accounting would be to reverse the original sale, thereby reducing revenues for the quarter ended July 31, 2002. After discussions with D&T, we concluded that it was appropriate to reverse the revenue from this transaction in the quarter ended July 31, 2002.

        D&T discussed both of these matters with our Audit Committee of the Board of Directors and advised the Audit Committee that it believed the above items constituted disagreements with Management pursuant to Item 304 of Regulation S-K.

        On December 20, 2002, pursuant to the approval of the Audit Committee of our Board of Directors, we engaged Ernst & Young LLP ("E&Y") to serve as our independent auditors. During the fiscal year ended April 30, 2002 and during the subsequent period through December 20, 2002, we did not consult with E&Y on any accounting or auditing issues.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

        (b)   Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item which relates to the Company's directors and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2004 Annual Meeting of Stockholders (the "2004 Annual Meeting of Stockholders") and is incorporated herein by reference. The information required by this item which relates to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under the caption "Executive Compensation and Other Matters" in the Company's proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is included under the caption "Principal Accounting Fees and Services" in the Company's proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

        1.    Consolidated Financial Statements

Page Number
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	35
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of April 30, 2004 and 2003	37
Consolidated Statements of Operations for the years ended April 30, 2004, 2003 and 2002	38
Consolidated Statements of Stockholders' Equity for the years ended April 30, 2004, 2003 and 2002	39
Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003 and 2002	40
Notes to Consolidated Financial Statements	41
2. Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts	59
All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.
3. Exhibits—See Item 15(c) below.
(b)
Reports on Form 8-K

        Form 8-K filed on June 10, 2004, announcing the Company's financial results for its fourth fiscal quarter and year ended April 30, 2004.

(c)
Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Registrant (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant
10.2*	1991 Stock Option Plan, as amended (1)
10.3*	1996 Employee Stock Purchase Plan (1), (3)
10.4	Form of Indemnification Agreement (1)
10.6	Office Building Lease for Sacramento Facility, Dated December 17, 1999 (2)
10.8*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (4)
10.9*	2001 Stock Plan (3)

10.10
Silicon Valley Bank Loan and Security Agreement dated June 6, 2003 (5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004 and Amended Schedule to Loan and Security Agreement dated June 3, 2004
10.11	Purchase Agreement dated April 23, 2004
10.12	Registration Rights Agreement dated April 26, 2004
10.13	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999
10.14	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003
14	Code of Ethics for Senior Officers
21.1	Subsidiaries of the Registrant (1)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Pete DiCorti, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-2 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on December 22, 2000.

(3)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-Q on March 14, 2002.

(4)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on July 30, 2001.

(5)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on July 17, 2003.

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
Dated: July 21, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE Todd E. Wille	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 21, 2004
/s/ PETER J. DICORTI Peter J. DiCorti	Chief Financial Officer (Principal Financial and Accounting Officer)	July 21, 2004
/s/ KURT M. GARBE Kurt M. Garbe	Director	July 21, 2004
/s/ TERY R. LARREW Tery R. Larrew	Director	July 21, 2004
/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	July 21, 2004
/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	July 21, 2004

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Unify Corporation:

        We have audited the accompanying consolidated balance sheets of Unify Corporation as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) 2. for the years ended April 30, 2004 and 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Unify Corporation for the year ended April 30, 2002 were audited by other auditors whose report dated May 23, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that describes substantial doubt about Unify Corporation's ability to continue as a going concern.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unify Corporation at April 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended April 30, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Sacramento, California
June 3, 2004

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Unify Corporation:

        We have audited the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Unify Corporation and subsidiaries (the "Company") for the year ended April 30, 2002. Our audit also included the Company's financial statement schedule listed in Item 15(a) 2 for the year ended April 30, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Unify Corporation and subsidiaries for the year ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended April 30, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP
San Jose, California
May 23, 2002

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2004	April 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,606	$3,030
Accounts receivable, net of allowances of $175 in 2004, and $252 in 2003	2,848	2,504
Prepaid expenses and other current assets	543	290

Total current assets	9,997	5,824
Property and equipment, net	338	345
Other investments	214	392
Other assets	194	114

Total assets	$10,743	$6,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$523	$556
Current portion of long term debt	146	200
Other accrued liabilities	1,340	822
Accrued compensation and related expenses	812	652
Deferred revenue	3,360	2,936

Total current liabilities	6,181	5,166
Other long term liabilities	70	—
Commitments and contingencies (Note 16)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 27,273,920 and 21,166,016 shares outstanding in 2004 and 2003	27	21
Additional paid-in capital	63,205	59,339
Note receivable from stockholder	—	(60)
Accumulated other comprehensive income (loss)	18	(43)
Accumulated deficit	(58,758)	(57,748)

Total stockholders' equity	4,492	1,509

Total liabilities and stockholders' equity	$10,743	$6,675

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, eept per share data)

	Years Ended April 30,
	2004	2003	2002
Revenues:
Software licenses	$6,111	$5,895	$7,303
Services	5,814	6,278	6,297

Total revenues	11,925	12,173	13,600

Cost of revenues:
Software licenses	595	263	498
Services	1,299	1,133	1,442

Total cost of revenues	1,894	1,396	1,940

Gross profit	10,031	10,777	11,660

Operating expenses:
Product development	2,996	4,108	4,099
Selling, general and administrative	7,730	6,523	6,016
Write-down of other investments	175	200	1,300
Special charges (recoveries)	110	(132)	(1,276)

Total operating expenses	11,011	10,699	10,139

Income (loss) from operations	(980)	78	1,521
Other income (expense), net	(27)	3	36

Income (loss) before income taxes	(1,007)	81	1,557
Provision (benefit) for income taxes	3	(38)	(10)

Net income (loss)	$(1,010)	$119	$1,567

Net income (loss) per share:
Basic	$(0.05)	$0.01	$0.08

Diluted	$(0.05)	$0.01	$0.08

Shares used in computing net income (loss) per share:
Basic	21,558	20,939	20,232

Diluted	21,558	21,693	20,779

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock			Note Receivable from Stockholder	Accumulated Other Comprehensive Income (loss)		Total Stockholders' Equity (deficit)
			Additional Paid-In Capital			Accumulated Deficit		Comprehensive Income (Loss)
	Shares	Amount
Balances at April 30, 2001	19,604,548	$18	$58,925	$(60)	$(651)	$(59,434)	$(1,202)
Comprehensive income
Net income	—	—	—	—	—	1,567	1,567	$1,567
Translation adjustments	—	—	—	—	302	—	302	302
Elimination of cumulative translation adjustments upon liquidation of Unify Japan					139	—	139	139
Total comprehensive income								$2,008

Exercise of stock options	138,169	—	40	—	—	—	40
Issuance of common stock under employee stock purchase plan	595,946	2	119	—	—	—	121
Stock-based compensation	—	—	4	—	—	—	4

Balances at April 30, 2002	20,338,663	20	59,088	(60)	(210)	(57,867)	971
Comprehensive income
Net income	—	—	—	—	—	119	119	$119
Translation adjustments	—	—	—	—	167	—	167	167

Total comprehensive income								$286

Exercise of stock options	90,849	—	17	—	—	—	17
Issuance of common stock under employee stock purchase plan	478,308	1	104	—	—	—	105
Stock-based compensation	258,196	—	130	—	—	—	130

Balances at April 30, 2003	21,166,016	21	59,339	(60)	(43)	(57,748)	1,509
Comprehensive loss
Net loss	—	—	—	—	—	(1,010)	(1,010)	$(1,010)
Translation adjustments	—	—	—	—	61	—	61	61

Total comprehensive loss								$(949)

Issuance of common stock	5,665,500	6	3,702				3,708
Issuance of common stock warrants	—	—	32	—	—	—	32
Exercise of stock options	114,308	—	28	—	—	—	28
Issuance of common stock under employee stock purchase plan	228,096	—	64	—	—	—	64
Stock-based compensation	100,000	—	40	—	—	—	40
Repayment of note receivable from stockholder				60			60

Balances at April 30, 2004	27,273,920	$27	$63,205	$—	$18	$(58,758)	4,492

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,010)	$119	$1,567
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation	165	233	365
Write-down of other investments	178	200	1,300
Elimination of cumulative translation adjustments upon liquidation of Unify Japan	—	—	139
Employee stock based expense	40	130	4
Non employee stock based expense	44	—	—
Changes in operating assets and liabilities:
Accounts receivable	(240)	1,092	(455)
Prepaid expenses and other current assets	(244)	66	206
Accounts payable	(35)	(79)	(1,250)
Accrued compensation and related expenses	134	(79)	(321)
Other accrued liabilities	588	(632)	(1,533)
Deferred revenue	299	(608)	(401)

Net cash provided by (used in) operating activities	(81)	442	(379)

Cash flows from investing activities:
Maturities/sale of available-for-sale securities	—	—	121
Decrease in restricted cash	—	—	75
Purchases of property and equipment	(210)	(178)	(38)
Increase in other investments	—	(3)	(39)
Decrease in other assets	(19)	15	107

Net cash provided by (used in) investing activities	(229)	(166)	226

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,788	122	161
Borrowings under debt obligations	295	—	—
Principal payments under debt obligations	(349)	(240)	(60)
Payable to minority interest stockholders	—	(309)	(222)
Collection of notes receivable from stockholder	60	—	—

Net cash provided by (used in) financing activities	3,794	(427)	(121)

Effect of exchange rate changes on cash	92	188	283

Net increase in cash and cash equivalents	3,576	37	9
Cash and cash equivalents, beginning of year	3,030	2,993	2,984

Cash and cash equivalents, end of year	$6,606	$3,030	$2,993

Supplemental noncash investing and financing activities:
Conversion of other accrued liabilities to long-term debt	$—	$—	$500
Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	2	3	18
Income taxes	$(112)	$(52)	$(286)

See accompanying notes

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Summary of Significant Accounting Policies

The Company

        Unify Corporation is a global provider of enterprise software solutions to mid-size and large organizations. Founded in 1980, the Company's product lines include Unify NXJ, an application platform for automating business processes and delivering information, as well as a relational database management system and application development tools. The Company's software platform today gives organizations the ability to connect multiple data sources, build forms-based applications, automate business processes and integrate disparate information to manage their business. The Company's customers are in a variety of industries, including healthcare, finance, telecommunications, retail, manufacturing, insurance and government. Unify is headquartered in Sacramento, California and has sales and subsidiaries in the United Kingdom, France and Australia.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. At the end of fiscal 2002, the Company liquidated Unify Japan KK, in which the Company had an ownership interest of 66%. The Company did not allocate any of the Unify Japan KK net loss in fiscal 2002 to the minority interest stockholders as Unify Japan KK was in a negative equity position. At the end of fiscal 2002, the Company sold the assets and the trade rights to a newly formed Japanese corporation who represents Unify as its distributor in Japan. The Company currently has an investment of less than 15% in the new entity that it reports in "Other Investments" (Note 4).

        The functional currencies of the Company's foreign subsidiaries are their local currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income (loss) and recorded in other comprehensive income (loss).

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

        The Company's continuation as a going concern is dependent upon its ability to sustain profitability and generate significant cash flows. During fiscal 2001 and 2002, management realigned the Company's operations, aggressively controlled costs, including a reduction in force, re-focused on selling existing products to the customer base and worked to resolve various lawsuits. In fiscal 2003, cost and cash management controls were maintained, Unify NXJ was developed and launched to the market, and existing products including ACCELL/Web were further marketed into the installed base. In fiscal 2004, the cost structure of the Company was changed to reflect lower investments in product development and higher investments in sales and marketing. Also, in fiscal 2004, Unify NXJ was enhanced and relaunched into the market, and existing products including ACCELL/Web were upgraded and marketed to the installed base. Additionally, in fiscal 2004 the Company raised $3.7 million through a private financing and entered into a new $1.0 million line of credit with its bank.

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

Cash Equivalents

        Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks and money market funds.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk and Credit Evaluations

        Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and investments. The Company places its cash, cash equivalents and investments primarily with three financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 2004, 2003 and 2002. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside the United States. International revenues from our direct sales organization and indirect sales channels (ISVs, VARs, distributors and other partners outside the U.S.) accounted for 68%, 54% and 63% of total revenues, with the remainder from the United States, in fiscal years 2004, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

        An allowance for doubtful accounts is established to ensure trade receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. Additional reserves for individual accounts are recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Other Investments

        The Company carries other investments at the lower of cost or estimated fair value (Note 4).

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

Long-Lived Assets

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may be in excess of fair value or not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of the long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows in future periods.

Revenue Recognition

        The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end user customers, independent software vendors and value added resellers. The Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, "Software Revenue Recognition" as affected by Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The nature of each licensing arrangement determines how revenues and related costs are recognized.

        The Company's customer contracts include multi-element arrangements that include a delivered element, software license, and undelivered elements, maintenance and support and/or consulting. The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element, software license, regardless of any separate prices stated within the contract. The Company's customer contracts do not require the Company to perform significant production, modification or customization of the software.

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

Warranties and indemnification

        The Company offers a limited warranty for product and service sales that generally provide the customer a sixty-day warranty period against defects. To date, the Company has not incurred any material costs as a result of such warranties and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

        The Company's license agreements generally include certain provisions for indemnifying customers against liabilities if its product or services infringe a third-party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Stock-Based Compensation

        As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), the Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.

        SFAS 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 117% in fiscal 2004, 128% in fiscal 2003 and 118% in fiscal 2002; risk-free interest rates, 1.7% in fiscal 2004, 2.1% in fiscal 2003 and 4.0% in fiscal 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended April 30,
	2004	2003	2002
Net income (loss) as reported	$(1,010)	$119	$1,567
Add: stock-based employee compensation included in reported net loss	40	130	4
Less: stock-based employee compensation expense, determined under fair value method for all awards	(288)	(519)	(417)

Proforma net income (loss)	$(1,258)	$(270)	$1,154

Net income(loss) per share (basic and diluted), as reported	$(0.05)	$0.01	$0.08
Net income/(loss) per share (basic and diluted), proforma	$(0.06)	$(0.01)	$0.06

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

Earnings (Loss) Per Share

        Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires a dual presentation of basic and diluted income (loss) per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal year 2004 as their effect would be antidilutive.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income and comprehensive income (loss). The Company's components of other comprehensive income (loss) are gains and losses on foreign currency translation.

Segment Reporting

        For fiscal 2004 and 2003, the Company had two reportable segments, the Americas and Europe, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of business application software and related services. In fiscal 2002, there were three reportable segments, Americas, Europe and Japan. At the end of fiscal 2002, the Company sold the assets of its Japan subsidiary. The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the UK and France and through distributors, independent software vendors, value added resellers and solutions integrators.

Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" (FIN46). FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE. This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Company adopted the provisions of FIN 46 for fiscal 2004, which did not result in a material impact to our financial position, cash flows or results of operations.

Reclassifications

        Certain items in the fiscal 2003 and 2002 consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no effect on operating results or stockholders' equity.

Note 2.    Divestitures

        At the end of fiscal 2002, the Company sold the assets and the trade rights of Unify Japan KK to a newly formed Japanese corporation who represents Unify as its master distributor in Japan. Unify has an investment of less than 15% in the new entity and carries the investment in "Other Investments". In connection with the liquidation of this subsidiary, the Company recognized $178,000 of other income in fiscal 2002, consisting of the reversal of Japanese royalty withholding taxes totaling $317,000, which had been accrued assuming repatriation of amounts from the Japanese subsidiary, offset by a $139,000 charge to operations associated with the elimination of cumulative translation adjustments for the subsidiary. The royalty withholding taxes were no longer be payable as a result of the liquidation.

Note 3.    Property and Equipment

        Property and equipment at April 30, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Equipment	$3,001	$3,249
Furniture and leasehold improvements	846	884

	3,847	4,133
Less accumulated depreciation and amortization	(3,509)	(3,788)

Property and equipment, net	$338	$345

Note 4.    Other Investments

        Other investments represent stock in closely held companies, which are accounted for under the cost method. The Company's ownership interest in Arango Software International, Inc. ("Arango") and the ownership interest in Unify Japan KK, a Japanese corporation that is a master distributor for the Company in Japan, is less than 15%. Sales to Unify Japan KK in fiscal 2004 and 2003 were $0.5 million and $0.4 million, respectively. At April 30, 2004 and 2003 other investments consisted of the following (in thousands):

	2004	2003
Arango Software International, Inc.	$175	$350
Unify Japan KK	39	39
Other	—	3

	$214	$392

        The Company holds a minority interest in Arango, a privately held corporation. During the fourth quarter of fiscal 2003, the Company re-evaluated the $500,000 carrying value of this investment and recorded a non-cash charge of $150,000 to bring the carrying amount to $350,000. During the first quarter of fiscal 2004, the Company re-evaluated the $350,000 carrying value of this investment and recorded a non-cash charge of $175,000 to bring the carrying amount to $175,000. The Company records an investment impairment charge if and when the Company believes an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment's carrying value, thereby possibly requiring additional impairment charges in the future.

Note 5.    Credit Facility

        On June 6, 2003, the Company executed a $1.5 million revolving line of credit with Silicon Valley Bank. The line is secured by qualifying foreign and domestic accounts receivable and has a one-year term. The Company incurs interest expense on funds used at the prevailing prime rate plus two percent per annum. The prime rate used in the determination of interest shall not be less than 4.25%. The line of credit has a borrowing limit of $1.5 million; as of April 30, 2004, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $1.1 million. There was no amount outstanding under the line as of April 30, 2004. This credit facility expired in June 2004; however, it was replaced on June 3, 2004 (Note 17).

        In connection with the $1.5 million revolving line of credit, the Company issued warrants to Silicon Valley Bank to purchase 115,385 shares of Company stock at a per share price of $0.39 exercisable through June 6, 2010. The Company recorded the fair value of the warrants as debt issuance costs and an increase in additional-paid-in-capital in the accompanying financial statements. The Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: volatility factor of 70%, risk free-interest rate of 2.1%, expected life of 10 years and no dividend yield. This amount totaling $34,600 is being amortized over the original term of the debt, June 2004, through interest expense.

Note 6.    Long-term Debt

        The Company's debt consists of the following at April 30, 2004 and April 30, 2003 (in thousands):

	April 30, 2004	April 30, 2003
Unsecured note payable to a third party, payable in monthly installments of $20 through February 2004	$—	$200
Note payable to a financial institution, accruing interest at prime plus 2.0%, not to be less than 4.25% per annum (actual interest rate at April 30, 2004 was 6.75%), and payable in monthly installments through October 2006 but all due and paid in June, 2004 due to expiration of credit facility with Bank.	146	—

	146	200
Less current portion	(146)	(200)

	$—	$—

Note 7.    Other Long Term Liabilities

        In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement.

Note 8.    Maintenance Contracts

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

        Changes in the Company's deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended April 30,	Year Ended April 30,	Year Ended April 30,
	2004	2003	2002
Deferred maintenance revenue beginning balance	$2,846	$2,932	$3,208
Deferred maintenance revenue recognized during period	(5,497)	(5,547)	(5,805)
Deferred maintenance revenue of new maintenance contracts	5,732	5,461	5,529

Deferred maintenance revenue ending balance	$3,081	$2,846	$2,932

Note 9.    Stockholders' Equity

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

Stock Option Plan

        Under the 2001 Stock Option Plan (the "2001 Option Plan"), the Company may grant options to purchase up to 2,975,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. In fiscal year 2004 we granted 425,000 option shares on a four-year vesting schedule to the management team outside of the 2001 Stock Option Plan. Under the 1991 Stock Option Plan (the "1991 Option Plan") which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

        A summary of stock option activity under the 1991 Option Plan and 2001 Option Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2001	1,337,783	2.46
Granted (weighted average fair value of $0.22)	1,189,850	0.27
Exercised	(138,169)	0.28
Cancelled/expired	(276,862)	2.41

Outstanding at April 30, 2002	2,112,602	1.38
Granted (weighted average fair value of $0.27)	922,000	0.46
Exercised	(90,849)	0.19
Cancelled/expired	(269,285)	1.87

Outstanding at April 30, 2003	2,674,468	1.05
Granted (weighted average fair value of $0.46)	620,500	0.51
Exercised	(114,308)	0.24
Cancelled/expired	(208,105)	1.81

Outstanding at April 30, 2004	2,972,555	0.92

        Additional information regarding options outstanding at April 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.12 - 0.18	268,810	1.85	$0.12	267,560	$0.12
0.25 - 0.25	405,000	7.75	0.25	248,436	0.25
0.26 - 0.26	471,146	7.55	0.26	285,579	0.26
0.27 - 0.43	720,013	8.91	0.37	200,967	0.36
0.55 - 0.55	529,000	8.04	0.55	275,030	0.55
0.64 - 5.88	417,203	5.99	1.92	260,890	2.59
6.03 - 19.69	161,383	5.34	6.92	161,037	6.91

0.12 - 19.69	2,972,555	7.14	0.92	1,699,499	1.28

        Options to purchase 1,309,187 and 937,190 shares at weighted average prices of $1.65 and $2.14 were exercisable at April 30, 2003 and 2002. At April 30, 2004, there were 1,085,248 shares reserved for future grants under the Stock Option Plan.

Stock Purchase Plan

        Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), as Amended effective November 15, 2001, eligible employees may purchase the Company's common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months' duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2004, 2003, and 2002, respectively: dividend yield of 0 percent for all years; an expected life of ..75 year, 1 year, and 1 year; expected volatility of 96%, 93%, and 118%; and risk-free interest rates of 1.5%, 2.7%, and 3.5%. Common stock issued under the Purchase Plan during fiscal 2004, 2003 and 2002 totaled 228,096, 478,308, and 595,946 shares at weighted average prices of $0.28, $0.22, and $.20, respectively. The weighted average fair values of the fiscal 2004, 2003 and 2002 awards were $0.40, $0.29, and $0.15 per share, respectively. At April 30, 2004, 264,538 shares were reserved for future issuance under the Purchase Plan.

Restricted Stock

        On May 1, 2002 the Company established the 2002 Director Restricted Stock Plan ("Director Restricted Stock Plan") as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 500,000. In May, each independent director shall be granted a fully vested restricted stock award for the number of shares which is equal to $10,000 divided by the fair market value of a share of stock at the award date. There were 100,000 and 222,728 shares awarded in fiscal 2004 and 2003 under this plan, respectively, leaving a balance of 177,272 shares reserved for future awards at April 30, 2004.

Private Placement

        On April 26, 2004 the Company issued through a private placement 5,633,900 shares of common stock to a group of institutional investors at a price of $0.71 per share and 5-year warrants to purchase an aggregate of 2,253,560 shares of common stock at an exercise price of $0.90 per share. Net proceeds from the private placement were $3,696,000.

        Under certain circumstances, where the closing bid price of a share of common stock equals or exceeds $1.80, appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of common stock, for 20 consecutive trading days commencing after the registration statement covering the warrants shares has been declared effective, the Company, upon 20 days' prior written notice to the warrant holders within one business day immediately following the end of such 20 day trading period, may call the warrants for 25% of the shares of the common stock initially purchasable pursuant to the warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to the warrants. If the call conditions are met again during the 30 day period immediately after consummation of a previous call, the Company may once again call the warrants for an additional increment of 25% of the shares of common stock initially purchasable pursuant to the warrants or such less amount as shall then remain purchasable and in the same manner and subject to the same notice requirements as the initial call, until all of the shares have been called.

Note Receivable from Stockholder

        Note receivable from stockholder at April 30, 2003 consisted of the principal balance due on a $60,000 full recourse note from one of the Company's officers. The note had an interest rate of 5% annually, and was secured by 250,000 shares of common stock. The note was paid when due on October 1, 2003.

Note 10.    Income Taxes

        The Company recorded foreign income tax expense for fiscal 2004. A Federal tax benefit was recorded with respect to federal income tax refunds from prior periods related to net operating loss carry backs. The Company recorded a foreign income tax benefit for fiscal 2003 as a result of refunds applied for. A minimal state and federal tax benefit was recorded in 2003. The Company recorded a federal income tax benefit for fiscal 2002 as the result of refunds received. No state tax provisions were recorded for fiscal 2002 due to the use of operating loss carry forwards. The Company's 2002 tax provision relates primarily to foreign income tax withholding on software license royalties paid to the Company by certain licensees. Income (loss) before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2004	2003	2002
Domestic	$(1,334)	$(292)	$(183)
Foreign	327	373	1,740

Total income (loss) before income taxes	$(1,007)	$81	$1,557

Foreign taxes	$9	$(37)	$182
Federal and state income taxes	(6)	(1)	(192)

Provision (benefit) for income taxes	$3	$(38)	$(10)

        The provision for income taxes for the years ended April 30, 2004, 2003 and 2002 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2004	2003	2002
Computed tax expense (benefit)	$(352)	$28	$544
Increases (reductions) in tax expense resulting from:
Foreign taxes	(105)	(168)	46
Increase (decrease) in valuation allowance for deferred tax assets	573	279	(1,261)
Expiration of net operating loss carryforwards	—	—	587
Other	(113)	(177)	74

Provision (benefit) for income taxes	$3	$(38)	$(10)

        The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$15,635	$15,130
Foreign tax credits	360	360
Deferred revenue	990	670
Reserves and other accruals	1,905	2,120
Allowance for losses on accounts receivable	150	160
Other	103	130

Total deferred tax assets	19,143	18,570
Valuation allowance	(19,143)	(18,570)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $573,000, $279,000, and $(1,261,000) during fiscal 2004, 2003, and 2002 respectively. At April 30, 2004, the Company had approximately $42.6 million in federal net operating loss carryforwards, approximately $5.1 million in state net operating loss carryforwards, approximately $1.8 million in foreign net operating loss carryforwards, and approximately $360,000 in foreign tax credit carryforwards. The Company's federal net operating loss carryforwards expire beginning in fiscal 2006. The Company's other net operating loss and tax credit carryforwards have various expiration dates beginning in fiscal year 2010. The Company's ability to utilize these net operating loss carryforwards and credits may be subject to certain limitations in the event of a change in ownership.

Note 11.    Special Charges

        In July 2000, the Company announced that certain matters had come to the attention of its Board of Directors that indicated that certain former officers of the Company had engaged in improper accounting practices. Accordingly, the Board of Directors authorized its Audit Committee to conduct an investigation of the Company's accounting and financial reporting practices and to recommend remedial action, if any. During fiscal 2002, the Company received recoveries of special charges which had originally been incurred, primarily in fiscal 2001, relating to legal expenses, additional auditing costs and other litigation related costs related to the investigation. These recoveries totaled $1.3 million in fiscal 2002. These recoveries came about primarily as a result of the settlement of the class action lawsuit filed against the Company and resolution of additional audit billings incurred during the restatement. During fiscal 2003, the Company recorded an additional recovery of $0.1 million for legal costs from their insurance carrier. During fiscal 2004, the Company recorded special charges of $0.1 million which were attributable to the costs related to the Company's cooperation with the United States Attorney office's prosecution of a former officer of the Company. According to published reports, on November 20, 2003, the Company's former chief executive officer was convicted of 10 counts of securities fraud and one count of conspiracy.

Note 12.    Other Income (Expenses)

        Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2004	2003	2002
Interest income	$16	$28	$42
Interest expense	(68)	(27)	6
Foreign currency exchange loss	22	(5)	(188)
Loss on asset disposition	—	—	5
Liquidation of Unify Japan KK (former subsidiary) (Note 2)	—	—	178
Other	3	7	(7)

Other income (expenses), net	$(27)	$3	$36

Note 13.    Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30 (in thousands except per share amounts):

	2004	2003	2002
Net Income (Loss) (Numerator):
Net income (Loss), basic and diluted	$(1,010)	$119	$1,567

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	21,558	20,939	20,232
Effect of dilutive securities (stock options)	—	754	547

Weighted average shares of common stock outstanding, diluted	21,558	21,693	20,779

Per Share Amount:
Net income (loss) per share, basic	$(0.05)	$0.01	$0.08
Effect of dilutive securities	—	—	—

Net income (loss) per share, diluted	$(0.05)	$0.01	$0.08

        Potentially dilutive securities that are not included in the diluted income (loss) calculation because they would be antidilutive are employee stock options of 2,973,000, 1,192,000, and 1,155,000 as of April 30, 2004, 2003 and 2002, respectively, and common stock warrants of 2,369,000 as of April 30, 2004.

Note 14.    Related Party Transactions

        In fiscal 2002, the Company and Sumitomo Metals Industries, Ltd. ("SMI") owned 34% and 66% of Unify Japan KK, respectively. On April 30, 2002, the Company and SMI sold the assets and the trade rights of Unify Japan KK to a newly formed Japanese corporation that represents Unify as its master distributor in Japan and the subsidiary was liquidated. Unify has an investment of less than 15% in the new entity and carries the investment using the cost method in "Other Investments." Sales to Unify Japan KK were $0.5 million in fiscal 2004.

Transactions with SMI

        Total revenues include revenues from SMI of $124,000 for fiscal, 2002. Unify Japan KK leased office space from SMI; rent expense for this office space totaled approximately $70,000 in fiscal 2002. Unify Japan KK also paid SMI approximately $95,000 for the services of SMI employees in fiscal 2002.

        In September 1995, Unify Japan KK entered into a 100 million yen loan agreement with a bank affiliated with SMI. The loan bears interest at the Tokyo International Bank Offered Rate ("TIBOR") plus 50 basis points (approximately 1% at April 30, 2002), and was secured by the assets of Unify Japan KK. The agreement due date was extended to September 2002. As part of the April 30, 2002 liquidation of Unify Japan KK, the obligation to the bank was transferred to SMI, with a remaining balance of $291,000 at April 30, 2002. This balance was subsequently paid in full in fiscal 2003.

Transactions with Directors

        Included as a component of stockholders' equity at April 30, 2003 and 2002, is a note receivable from the Company's present chief executive officer executed in fiscal 2001 in the amount of $60,000 for the purchase of the Company's common stock, upon the exercise of stock options. This full recourse note was paid when due on October 1, 2003. The note bore interest at 5% per annum.

Note 15.    Employee Retirement Plan

        The Company maintains a 401(k) profit sharing plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees' contributions not to exceed 6% of each employee's annual compensation. In fiscal years 2004, 2003 and 2002, the Company contributed $51,000, $52,000 and $37,000, respectively, to the 401(k) Plan.

Note 16.    Commitments and Contingencies

Operating Leases

        The Company leases office space and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 2004 were as follows (in thousands):

Years Ending April 30,
2005	$1,051
2006	1,042
2007	933
2008	851
2009	3
Thereafter	—

$3,880

        Rent expense under operating leases was $1,034,000, $1,267,000, and $1,037,000 for the years ended April 30, 2004, 2003 and 2002, respectively.

Litigation

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

        In May 2002, the United States Attorney for the Northern District of California announced the indictment of a former officer of the Company and the guilty plea of another former officer for violations of federal securities laws. The trial of the indicted former officer commenced on September 15, 2003 and, according to published reports, on November 20, 2003, the former officer was convicted of 10 counts of securities fraud and one count of conspiracy. The Company has been advised by the United States Attorney's Office that it will not seek to indict the Company for violations of federal securities laws. The Company will continue to cooperate with the SEC and United States Attorney's Office, as necessary, in connection with any actions pending against any former executive officers of the Company, and cannot predict the outcome of any such matters.

        The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2004, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Note 17.    Subsequent Events

        On June 3, 2004, the Company replaced its previous line of credit and term loan with a new $1.0 million revolving line of credit and a $500,000 term loan with Silicon Valley Bank (see Note 5). The line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and has a one-year term. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%.

Note 18.    Segment Information

        For fiscal 2004 and 2003, the Company had two reportable segments, the Americas (which includes Australia and Japan) and Europe, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of business application platform software and related services. In fiscal 2002 there were three reportable segments, the Americas, Europe and Japan. This change occurred because at the close of fiscal 2002 the Company liquidated its subsidiary and the Japan territory is now represented by an independent distributor.

        The Company evaluates operating segment performance primarily based on net revenues and certain operating expenses. The Company's products and services are marketed internationally through the Company's subsidiaries in the UK, France and through distributors, value added resellers and OEMs. No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 2004, 2003, or 2002

        Financial information for the Company's reportable segments is summarized below (in thousands):

	2004	2003	2002
Total net revenues:(1)
Americas (includes Japan in 2004 and 2003)	$7,264	$7,726	$5,938
Europe	4,661	4,447	6,142
Japan	—	—	1,520

Total net revenues	$11,925	$12,173	$13,600

Operating income (loss):
Americas (includes Japan in 2004 and 2003)(2)	$(1,133)	$(300)	$(94)
Europe	153	378	1,733
Japan	—	—	(118)

Total operating income (loss)	(980)	78	1,521

Interest income(3)	16	28	42

Interest expense(3)	$68	$27	$6

Identifiable assets:
Americas (includes Japan in 2004 and 2003)	$3,198	$3,556	$2,115
Europe	2,875	2,609	3,828
Japan	—	—	656

Subtotal identifiable assets	6,073	6,165	6,599
Corporate assets(4)	5,582	2,119	1,984
Elimination of inter-company balances	(912)	(1,609)	(866)

Total assets	$10,743	$6,675	$7,717

Depreciation expense(5)	$165	$233	$365

Capital expenditures(5)	$210	$178	$38

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

        Ne revenues and long-lived assets by geographic area were as follows (in thousands):

	2004	2003	2002
Total net revenues:
Americas	$7,264	$7,726	$5,938
United Kingdom	2,114	2,455	3,790
France	2,547	1992	2,352

Subtotal Europe	4,661	4,447	6,142

Japan	—	—	1,520

Total net revenues	$11,925	$12,173	$13,600

Long-lived assets:
Americas	$646	$749	$1,026
Foreign	100	102	37

Total long-lived assets	$746	$851	$1,063

Note 19.    Quarterly Results of Operations (Unaudited)

        The following interim financial information presents the fiscal 2004 and 2003 results of operation on a quarterly basis:

	Quarter Ended
	July 31,		October 31,		January 31,		April 30,
	(In thousands, except per share data)
Year ended 2004:
Total revenues	$3,301		$2,804		$2,644		$3,176
Gross margin	$2,895		$2,375		$2,116		$2,645
Net income (loss)	$(144)	(1)	$61	(2)	$(470)	(3)	$(457)
Net income (loss) per share, basic	$(0.01)		$0.00		$(0.02)		$(0.02)
Net income (loss) per share, diluted	$(0.01)		$0.00		$(0.02)		$(0.02)
Year ended 2003:
Total revenues	$2,638		$2,931		$3,434		$3,170
Gross margin	$2,336		$2,560		$3,038		$2,843
Net income (loss)	$(285)	(4)	$(85)	(5)	$306		$183
Net income (loss) per share, basic	$(0.01)		$(0.00)		$0.01		$0.01
Net income (loss) per share, diluted	$(0.01)		$(0.00)		$0.01		$0.01

(1)
Includes special charges of $49,000 (Note 11)

(2)
Includes special charges of $53,000 (Note 11)

(3)
Includes special charges of $8,000 (Note 11)

(4)
Includes recovery of special charges of $106,000 (Note 11)

(5)
Includes recovery of special charges of $26,000 (Note 11)

SCHEDULE II

UNIFY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at Beginning of Period	Additions Charged to Operating Expenses	Deductions: Write-offs of Accounts	Additions (Deductions): Transfers Between Accounts	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended April 30, 2002	$902	$(362)	$(319)	$97	$318
Year ended April 30, 2003	318	44	(162)	52	252
Year ended April 30, 2004	252	(79)	1	1	175
Allowance for long-term accounts and notes receivable—other assets:
Year ended April 30, 2002	$1,372	$(3)	—	$(73)	$1,296
Year ended April 30, 2003	1,296	(117)	(831)	—	348
Year ended April 30, 2004	348	45	(36)	—	357

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Registrant (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant
10.2*	1991 Stock Option Plan, as amended (1)
10.3*	1996 Employee Stock Purchase Plan (1), (3)
10.4	Form of Indemnification Agreement (1)
10.6	Office Building Lease for Sacramento Facility, Dated December 17, 1999 (2)
10.8*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (4)
10.9*	2001 Stock Plan (3)
10.10
Silicon Valley Bank Loan and Security Agreement dated June 6, 2003 (5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004 and Amended Schedule to Loan and Security Agreement dated June 3, 2004
10.11	Purchase Agreement dated April 23, 2004
10.12	Registration Rights Agreement dated April 26, 2004
10.13	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999
10.14	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003
14	Code of Ethics for Senior Officers
21.1	Subsidiaries of the Registrant (1)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Pete DiCorti, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference to the exhibit of the same number filed with Registrant's Form 10-K on July 17, 2003.

*
Exhibit pertains to a management contract or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
UNIFY CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
UNIFY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, eept per share data)
UNIFY CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands, except share data)
UNIFY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
UNIFY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II
UNIFY CORPORATION VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)