Form 10-Q
period 2004-07-31
UNIFY CORP
filed 2004-09-10
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

27,630,168 shares of Common Stock, $0.001 par value, as of August 31, 2004

UNIFY CORPORATION

FORM 10-Q

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Financial Statements

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2004	April 30, 2004
Assets
Current assets:
Cash and cash equivalents	$5,991	$6,606
Accounts receivable, net	2,216	2,848
Prepaid expense & other current assets	587	543
Total current assets	8,794	9,997

Property and equipment, net	337	338
Other investments	214	214
Other assets	207	194
Total assets	$9,552	$10,743

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$800	$—
Current portion of long term debt	121	146
Account payable	147	523
Other accrued liabilities	953	1,340
Accrued compensation and related expenses	694	812
Deferred revenue	2,625	3,360
Total current liabilities	5,340	6,181

Other long term liabilities	71	70

Commitments and contingencies

Stockholders’ equity:
Common stock	28	27
Additional paid in capital	63,319	63,205
Accumulated other comprehensive gain	26	18
Accumulated deficit	(59,232)	(58,758)
Total stockholders’ equity	4,141	4,492
Total liabilities and stockholders’ equity	$9,552	$10,743

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2004	2003
Revenues:
Software licenses	$1,164	$1,836
Services	1,569	1,465
Total revenues	2,733	3,301

Cost of Revenues:
Software licenses	83	86
Services	364	320
Total cost of revenues	447	406

Gross profit	2,286	2,895

Operating Expenses:
Product development	689	1,007
Selling, general and administrative	2,061	1,853
Write-down of other investments	—	175
Total operating expenses	2,750	3,035

Loss from operations	(464)	(140)
Other income (expense), net	(16)	(2)
Loss before income taxes	(480)	(142)
Provision (recovery) for income taxes	(6)	2
Net loss	$(474)	$(144)

Net loss per share:
Basic	$(0.02)	$(0.01)
Dilutive	$(0.02)	$(0.01)
Shares used in computing net loss per share:
Basic	27,523	21,344
Dilutive	27,523	21,344

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(474)	$(144)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	41	45
Write-down of other investments	—	175
Stock based compensation	40	40
Changes in operating assets and liabilities:
Accounts receivable	657	335
Prepaid expenses and other current assets	(53)	51
Accounts payable	(377)	(207)
Other accrued liabilities	(383)	(201)
Accrued compensation and related expenses	(124)	(95)
Deferred revenue	(766)	(524)
Net cash used in operating activities	(1,439)	(525)

Cash flows from investing activities:
Purchases of property and equipment	(35)	(20)
Net cash used in investing activities	(35)	(20)

Cash flows from financing activities:
Borrowings under line of credit	800	—
Proceeds from issuance of common stock, net	75	34
Payments of long term debt	(36)	(60)
Net cash provided by (used in) financing activities	839	(26)

Effect of exchange rate changes on cash	20	20
Net decrease in cash and cash equivalents	(615)	(551)
Cash and cash equivalents, beginning of period	6,606	3,030
Cash and cash equivalents, end of period	$5,991	2,479
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3	$1
Income taxes	$0	$9

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004 as filed with the SEC.

2.                                      Stock Compensation Information

Unify accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ending July 31, 2004 and 2003, respectively: 5.0 year expected option life, 12 months following date of vesting; stock volatility of 234% and 109%; risk-free interest rates of 3.1%  and 1.8%; and no dividends. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123,  “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Net loss as reported	$(474)	$(144)
Add: stock-based employee compensation included in reported net loss	40	40
Less: stock-based employee compensation expense, determined under fair value method for all awards	(118)	(94)
Proforma net loss	$(552)	$(198)

Net loss per share:
Basic and diluted net loss per share, as reported	$(0.02)	$(0.01)
Basic and diluted net loss per share, pro forma	$(0.02)	$(0.01)

3.                                      Exercise of Warrants

In June, 2004, Silicon Valley Bank (the “Bank”) exercised its warrant to purchase 115,385 shares of the Company’s common stock. In conjunction with this exercise, under the terms of the Warrant Agreement, the Company issued 68,016 shares of common stock to the Silicon Valley Bank via a cashless exercise.

4.                                      Other Investments

Other investments represent common stock in two closely-held technology companies. The Company’s ownership interest in each company is less than 15%.  Other investments consisted of the following (in thousands):

	July 31, 2004	April 30, 2004

Arango Software International, Inc.	$175	$175
Unify Japan	39	39

	$214	$214

The Company holds a minority interest in Arango Software International, Inc. (or “Arango”), a privately-held corporation headquartered in Panama. We assess the valuation of Arango whenever circumstances indicate that there is a decline in the carrying value below cost that is other than temporary. Several factors can trigger an impairment review, such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  During the first quarter of fiscal 2004, the Company reduced the carrying value of its investment in Arango by $175,000.  Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

5.                                      Credit Facility

On June 3, 2004, the Company replaced its previous line of credit and term loan with a new $1.0 million revolving line of credit and a $500,000 term loan with the Bank.  The line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and has a one-year term. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%. As of July 31, 2004, the Company had $0.8 million outstanding under the line of credit and an additional $0.04 million in available credit.

6.                                      Long-term Debt

The Company’s debt consists of the following at July 31, 2004 and April 30, 2004 (in thousands):

	July 31, 2004	April 30, 2004
Note payable to a financial institution, accruing interest at prime plus 2.5%, not to be less than 4.0% per annum (actual interest rate at July 31, 2004 was 6.75%), and payable in monthly installments of $8,333 per month with the balance due in June, 2005.	$121	$146

Less current portion	(121)	(146)

	$—	$—

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

8.                                      Comprehensive Loss

The Company’s total comprehensive loss for the periods shown was as follows:

	Three Months Ended July 31,
	2004	2003

Net loss	$(474)	$(144)
Foreign currency translation	8	33
Total comprehensive loss	$(466)	$(111)

9.                                      Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock.  Potential common shares in the diluted EPS computation are excluded for the three-month periods ended July 31, 2004 and July 31, 2003 as their effect would be antidilutive.  The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Net loss (Numerator):
Net loss	$(474)	$(144)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	27,523	21,344
Weighted average common equivalent shares outstanding	—	—
Weighted average shares of common stock outstanding, diluted	27,523	21,344

Per Share Amount:
Net loss per share, basic	$(0.02)	$(0.01)
Adjustment to net loss per share due to weighted average common equivalent shares	—	—
Net loss per share, diluted	$(0.02)	$(0.01)

10.                               Maintenance Contracts

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows:

	Three Months Ended July 31,
	2004	2003

Balances, beginning of period	$3,068	$2,846

Amount recognized during the period	(1,373)	(1,390)

Amount of new maintenance contracts	747	839

Balances, end of period	$2,442	$2,295

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004 as filed with the SEC.

Overview

Unify is a global provider of enterprise software solutions to mid-size and large organizations. For more than 24 years, we have provided our 2,000 customers and 300 ISV partners around the world with productive and cost-effective application platform, database and application development solutions for building and deploying applications. Our software products and services enable businesses to rapidly, efficiently and seamlessly deliver applications that deliver the right information to the right people at the right time. Our software platform today gives organizations the ability to connect multiple data sources, quickly build forms-based applications, automate business processes and integrate disparate information to run, manage and optimize their business. By deploying Unify software, customers can increase revenue, enrich customer and citizen relationships, increase supply chain efficiencies and enhance operational effectiveness. Our customers are leaders in their respective industries, including healthcare, financial services, government and manufacturing among others.

Our flagship product, Unify NXJ, is an easy-to-use, productive and standards-based application platform that enables organizations to quickly and effectively automate processes within and between organizations, consolidate multiple legacy systems into unified applications, and provide advanced collaborative information systems for employees, suppliers and partners. Unify NXJ provides a comprehensive set of application services that include business process management, reporting, portal and portal integration, Web services integration, forms processing, and enterprise application integration, as well as assembly and orchestration components. Unify NXJ can be delivered as a complementary offering for delivering applications that deploy across all leading J2EE infrastructure stacks including BEA WebLogic, IBM Websphere and Oracle 10g or as a fully integrated application platform with the JBoss application server.

Additionally, Unify provides application development and database management product solutions to organizations worldwide.  Unify’s rapid application development product line, ACCELL, graphical client/server application development product, VISION, and database management product family, DataServer, enable IT organizations to rapid develop and deliver business applications critical to the enterprise.

For our first quarter operations, total revenues were $2.7 million, a 17 percent decrease, compared to $3.3 million in the first quarter of fiscal 2004.  Software licenses revenue was $1.2 million, a decrease of 37 percent, compared to $1.8 million for the fiscal 2004 first quarter.  The net loss for the quarter was $474,000 or $0.02 loss per basic share, compared to a $144,000 or $0.01 loss in the first quarter of the prior year.

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

Revenue Recognition. The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors and value-added resellers. While the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, “Software Revenue Recognition” as effected by Statement of Position 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we exercise judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

Valuation of long-lived assets. Our long-lived assets are comprised of long-term investments. At July 31, 2004, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other than temporary.  Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized no impairment losses related to long-term investments in the quarter ended July 31, 2004. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby possibly requiring additional impairment charges in the future.

Deferred tax asset valuation allowance.  As of July 31, 2004, we have approximately $19.1 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months ended July 31,
	2004	2003
Revenues:
Software licenses	42.6%	55.6%
Services	57.4	44.4
Total revenues	100.0	100.0

Cost of revenues:
Software licenses	3.0	2.6
Services	13.4	9.7
Total cost of revenues	16.4	12.3

Gross profit	83.6	87.7

Operating expenses:
Product development	25.2	30.5
Selling, general and administrative	75.4	56.1
Write-down of other investment	—	5.3
Total operating expenses	100.6	91.9
Loss from operations	(17.0)	(4.2)
Other income, net	(0.6)	(0.1)
Loss before income taxes	(17.6)	(4.3)
Provision (benefit) for income taxes	(0.2)	0.1
Net Loss	(17.4)%	(4.4)%

Revenues

Total revenues for the quarter ended July 31, 2004 decreased $0.6 million, or 17%, from the same quarter of the prior year to $2.7 million.  Revenues in North America decreased $0.4 million, or 28%, to $0.9 million during the quarter compared to the same quarter of the prior year. International revenues increased as a percentage of total revenues from 62% to 67% during the first quarter compared to the same quarter of the prior fiscal year.  The decrease in total revenues for the first quarter was primarily the result of software licenses which decreased $0.7 million, or 37%, to $1.2 million as the Company was unable to duplicate the large application development and database product license contracts that had closed during the first quarter of fiscal 2004.

Services revenues increased $0.1million compared to the same comparative period a year ago, including maintenance revenues at $1.4 million for both the first quarter of fiscal 2005 and 2004.  The Company generally renews about 79% of its maintenance agreements, which is typically augmented by new maintenance revenues from new product revenues.  Consulting and training revenues increased $121,000, or 161%, during the first quarter of fiscal 2005 to $196,000 as compared to the same period of the prior year as the Company assisted and trained its customers in the development of their applications using Unify NXJ.

Cost of Revenues

The Company’s cost of revenues includes cost of software licenses and cost of services.  Cost of software licenses consists primarily of product documentation, packaging and production costs, and royalties paid for licensed technology. Costs of services consist primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts, and consulting and training services.  Total cost of revenues was flat at $0.4 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

Cost of software licenses decreased by $3,000 in the first quarter of fiscal 2005 as compared to the same period of fiscal 2004.  This decrease was attributable to the decrease in software license revenues during the quarter, compared to the same period of the previous year. While the Company expects its gross margins on software license revenues to remain within typical software industry averages, costs of software license revenues are expected to increase somewhat from the Company’s historical averages as a percentage of revenue, as a result of royalties paid for licensed technology.

Total cost of services increased by $44,000 to $0.4 million in the first quarter of fiscal 2005 from $0.3 million during the same period in fiscal 2004 as a result of the increase in consulting and training revenues.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the first three-month period of fiscal 2005, product development expenses decreased to $0.7 million compared to $1.0 million during the same three-month period of fiscal 2004.  Product development costs as a percentage of total revenues during the first quarter of fiscal 2005 were 25% of total revenues as compared to 31% for the first quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company reduced its product development costs as part of a restructuring, in order to afford increased investments in sales and marketing, particularly for Unify NXJ.  The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended July 31, 2004 increased 11% to $2.1 million, or 75% of total revenues, as compared to $1.9 million, or 56% of total revenues, for the same quarter of the prior year as the Company executed its strategy to increase its investments in sales and marketing activities for Unify NXJ.  The major components of SG&A for the first three months of fiscal 2005 were sales expenses of $1.3 million, marketing expenses of $0.2 million, general and administrative of $0.6 million offset by bad debt recovery of $0.1 million.  Sales expenses increased $0.2 million over the same period from the previous year as a result of increased sales force related investments designed to increase the sales of Unify NXJ.  While marketing expenses remained at $0.2 million during the same two comparative periods, the focus of marketing activities in the first quarter of 2005 was on lead generation and specific NXJ marketing activities such as press tours to gain visibility for the product in the market place, as well as expenditures for investor relations activities, compared to more general marketing activities during the first quarter of fiscal 2004. General and administrative expenses were flat at during the first quarter of fiscal 2005 as compared to the same period in fiscal 2004. The Company’s net recovery of prior bad debt expense was flat. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing spending and sales commission expense.

Write-down of Other Investments

During the first quarter of fiscal 2005 and 2004, the Company recorded non-cash charges of $0 and $175,000, respectively to write-down the carrying amount of its investment in Arango Software International to its estimated realizable value at July 31, 2004 and 2003.

Provision for Income Taxes

The Company recorded no federal or state income tax provisions for the quarter ended July 31, 2004 as the Company had a net operating loss.  For the first quarter ended July 31, 2004, the Company recorded income tax recoveries related primarily to refunds of previously paid state income taxes.

Liquidity and Capital Resources

At July 31, 2004, the Company had cash, cash equivalents and short-term investments of $6.0 million, compared to $6.6 million at April 30, 2004.  Working capital decreased to $3.5 million at July 31, 2004 compared to $3.8 million at April 30, 2004. Under the Company’s line of credit arrangement with Silicon Valley Bank, which was renewed during the first quarter of fiscal 2005, the Company had $0.8 million outstanding to the Bank as of July 31, 2004. The line of credit has a borrowing limit of $1.0 million; as of July 31, 2004, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to an additional $0.04 million.

The Company’s operations resulted in decreases in cash of $0.6 million during the three months ended July 31, 2004 and July 31, 2003.  Cash used by operating activities was $1.4 million for the first quarter of fiscal 2005 including a net loss of $0.5 million. Operating cash was provided by decreases in accounts receivable of $0.7 million, depreciation and stock based compensation of $0.1 million offset by increases in prepaid expenses and other current assets of $0.1 million. Operating cash was used as a result of decreases in accounts payable and other accrued liabilities of $0.4 million each,  a decrease in accrued compensation and related expenses of $0.1 million, and a decrease in deferred revenues of $0.8 million. Investing activities during the period used cash of $35,000 from the purchase of property and equipment.  Cash provided by financing activities during the period was $0.8 million primarily from an advance of that amount on the line of credit with the Bank.

A summary of certain contractual obligations of the Company as of July 31, 2004 is presented below:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4 - 5 years	After 5 years
Long-Term Debt	120,833	120,833	0	0	0
Line of Credit	800,000	800,000	0	0	0
Other Long-Term Liabilities	70,889	0	0	0	70,889
Capital Lease Obligations	0	0	0	0	0
Operating Leases	3,633,990	1,026,781	1,990,710	616,499	0
Total Contractual Cash Obligations	4,625,712	1,947,614	1,990,710	616,499	70,889

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

Item 3.  Disclosures about Market Risk

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $6.0 million at July 31, 2004. Additionally, the Company has no interest rate risk on its long-term debt. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at July 31, 2004, the fair value of the Company’s cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and payables owed to and by the Company as a result of local currency sales of software licenses and payments of intercompany royalties thereon, by the Company’s international subsidiaries in the United Kingdom and France. At July 31, 2004, the Company had $0.4 million and $0 in such receivables denominated in British pounds and Euros, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4.  Controls and Procedures

(a)                                  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)                                 There has been no change in our internal control over financial reporting during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                        OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2004, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

During the quarter ended July 31, 2004, Unify filed the following Current Reports on form 8-K with the Securities and Exchange Commission:

Form 8-K filed on June 10, 2004 containing Unify’s fiscal year ended April 30, 2004 earnings press release.

UNIFY CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2004	Unify Corporation
(Registrant)

By:

/s/ PETER J. DICORTI
Peter J. DiCorti
Chief Financial Officer
(Principal Financial and Accounting Officer)