Form 10-Q
period 2004-10-31
UNIFY CORP
filed 2004-12-13
CIK 880562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

      27,713,721 shares of Common Stock, $0.0005 par value, as of November 30, 2004

UNIFY CORPORATION

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 31, 2004 and April 30 2004

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Rate Risk

Item 4	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders.

Item 6	Exhibits

SIGNATURE

CERTIFICATIONS

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	April 30,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$4,967	$6,606
Accounts receivable, net	2,514	2,848
Prepaid expense & other current assets	663	543
Total current assets	8,144	9,997

Property and equipment, net	390	338
Other investments	214	214
Other assets	186	194
Total assets	$8,934	$10,743

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$760	$—
Current portion of long term debt	202	146
Account payable	396	523
Other accrued liabilities	901	1,340
Accrued compensation and related expenses	769	812
Deferred revenue	2,339	3,360
Total current liabilities	5,367	6,181

Other long term liabilities	76	70
Long term debt	15	—

Commitments and contingencies

Stockholders’ equity:
Common stock	28	27
Additional paid in capital	63,250	63,205
Accumulated other comprehensive loss	64	18
Accumulated deficit	(59,866)	(58,758)
Total stockholders’ equity	3,476	4,492
Total liabilities and stockholders’ equity	$8,934	$10,743

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,

	2004	2003	2004	2003
Revenues:
Software Licenses	$1,301	$1,406	$2,465	$3,242
Services	1,509	1,398	3,078	2,863
Total revenues	2,810	2,804	5,543	6,105

Cost of Revenues:
Software licenses	85	101	168	187
Services	362	328	726	648
Total cost of revenues	447	429	894	835

Gross profit	2,363	2,375	4,649	5,270

Operating Expenses:
Product development	743	672	1,432	1,679
Selling, general and administrative	2,261	1,633	4,322	3,486
Write-down of other investments	—	—	—	175
Total operating expenses	3,004	2,305	5,754	5,340

Income (loss) from operations	(641)	70	(1,105)	(70)
Other income (expense), net	17	(1)	1	(3)
Income (loss) before income taxes	(624)	69	(1,104)	(73)
Provision for income taxes	10	8	4	10
Net income (loss)	$(634)	$61	$(1,108)	$(83)

Net income (loss) per share:
Basic	$(0.02)	$0.00	(0.04)	$(0.00)
Dilutive	$(0.02)	$0.00	(0.04)	$(0.00)
Shares used in computing net income (loss) per share:
Basic	27,629	21,474	27,576	21,408
Dilutive	27,629	22,594	27,576	21,408

See accompanying notes to condensed consolidated financial statements

UNIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,108)	$(83)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	82	84
Amortization of purchased software	33	—
Write-down of other investments	—	175
Stock based expense	40	52
Changes in operating assets and liabilities:
Accounts receivable, net	410	219
Prepaid expenses and other current assets	(130)	(98)
Accounts payable	(130)	67
Accrued compensation and related expenses	(64)	(35)
Other accrued liabilities	(447)	(139)
Deferred revenue	(1,087)	(816)
Net cash used in operating activities	(2,401)	(574)

Cash flows from investing activities:
Purchases of property and equipment	(134)	(57)
Decrease in other assets	4	7
Net cash used in investing activities	(130)	(50)

Cash flows from financing activities:
Borrowings under line of credit	1,560	—
Borrowings of long-term debt	126	100
Repayments under line of credit	(841)	(64)
Repayments of long-term debt	(25)
Proceeds from issuance of common stock, net	4	70
Collection of notes receivable stockholder	—	60
Net cash provided by financing activities	824	166

Effect of exchange rate changes on cash	68	62

Net decrease in cash and cash equivalents	(1,639)	(396)

Cash and cash equivalents, beginning of period	6,606	3,030

Cash and cash equivalents, end of period	$4,967	$2,634

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$7	$(5)
Income taxes	$6	$(114)

See accompanying notes to condensed consolidated financial statements

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

The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ending October 31, 2004 and 2003, respectively: expected option life, 12 months following vesting; stock volatility of 239% and 125%; risk-free interest rates of 3.0%  and 2.2%; and no dividends during the expected term and for the six months ending October 31, 2004 and 2003, respectively; expected option life, 12 months following vesting; stock volatility of 236% and 117%, and risk-free interest rates of 3.1%  and 2.0%. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income (loss) as reported	$(634)	$61	$(1,108)	$(83)

Add: stock-based employee compensation included in reported net income (loss)	—	—	40	40

Less: stock-based employee compensation expense, determined under fair value method for all awards	(42)	(44)	(160)	(99)
Proforma net income (loss)	$(676)	$17	$(1,228)	$(142)

Net income (loss) per share:
Basic per share, as reported	$(0.02)	$0.00	$(0.04)	$(0.00)
Basic per share, pro forma	$(0.02)	$0.00	$(0.04)	$(0.01)

Diluted per share, as reported	$(0.02)	$0.00	$(0.04)	$(0.00)
Diluted per share, pro forma	$(0.02)	$0.00	$(0.04)	$(0.01)

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

4.  Other Investments

Other investments represent common stock in two closely-held technology companies. The Company’s ownership interest in each company is less than 15%.  Other investments consisted of the following (in thousands):

	October 31, 2004	April 30, 2004

Arango Software International, Inc.	$175	$175
Unify Japan	39	39
	$214	$214

The Company holds a minority interest in Arango Software International, Inc. (or “Arango”), a privately-held corporation headquartered in Panama. We assess the valuation of Arango whenever circumstances indicate that there is a decline in the carrying value below cost that is other than temporary. Several factors can trigger an impairment review, such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  During the first quarter of fiscal 2004, the Company reduced the carrying value of its investment in Arango by $175,000.  Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

5.  Credit Facility

On June 3, 2004, the Company replaced its previous line of credit and term loan with a new $1.0 million revolving line of credit and a $500,000 term loan with the Bank.  The line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and has a one-year term. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%. As of October 31, 2004, the Company had $0.8 million outstanding under the line of credit and $0 in available credit.

6.  Long-term Debt

The Company’s debt consists of the following at October 31, 2004 and April 30, 2004 (in thousands):

	October 31, 2004	April 30, 2004
Note payable to a financial institution, accruing interest at prime plus 2.5%, not to be less than 4.0% per annum (actual interest rate at October 31, 2004 was 7.25%), and payable in monthly installments of $12,585 with the balance due in June, 2005.	$194	$146

Capital lease payable, accruing interest at a rate of 18%, and payable in monthly installments of $693 with the balance due in August 2007.	23	—

Subtotal	217	(146)

Less current portion	(202)	(146)

	$15	$—

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

8.  Comprehensive Loss

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,

	2004	2003	2004	2003
Net income (loss)	$(634)	$61	$(1,108)	$(83)
Foreign currency translation gain	38	7	46	40
Total comprehensive income (loss)	$(596)	$68	$(1,062)	$(43)

9.  Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock.  Potential common shares in the diluted EPS computation are excluded for the three-month and six month periods ended October 31, 2004 and the six month period ended October 31, 2003 as their effect would be antidilutive.  The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,

	2004	2003	2004	2003
Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$(634)	$61	$(1,108)	$(83)
Shares (Denominator):
Weighted average shares of common stock outstanding, basic	27,629	21,474	27,576	21,408
Weighted average common equivalent shares outstanding	—	1,120	—	—
Weighted average shares of common stock outstanding, diluted	27,629	22,594	27,576	21,408

Per Share Amount:
Net income (loss) per share, basic	$(0.02)	$0.00	$(0.04)	$(0.00)
Reduction in net income per share due to
Weighted average common equivalent shares	0.00	0.00	0.00	0.00
Net income (loss) per share, diluted	$(0.02)	$0.00	$(0.04)	$(0.00)

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,

	2004	2003	2004	2003

Balances, beginning of period	$2,442	$2,295	$3,068	$2,846

Amount recognized during the period	(1,392)	(1,326)	(2,765)	(2,716)

Amount of new maintenance contracts	1,152	1,184	1,899	2,023

Balances, end of period	$2,202	$2,153	$2,202	$2,153

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

For our second quarter operations, total revenues were $2.8 million, flat, compared to $2.8 million in the second quarter of fiscal 2004.  Software licenses revenue was $1.3 million, a decrease of 7 percent, compared to $1.4 million for the fiscal 2004 second quarter.  The net loss for the quarter was $634,000 or $0.02 loss per basic share, compared to a $61,000 or $0.00 profit per basic share in the second quarter of the prior year.

For our first six months operations, total revenues were $5.5 million, a nine percent decrease, compared to $6.1 million in the first six months of fiscal 2004.  Software licenses revenue was $2.5 million, a decrease of 24 percent, compared to $3.2 million for the fiscal 2004 first six months.  The net loss for the first six months was $1.1 million or $0.04 loss per basic share, compared to $83,000 or $0.00 loss per basic share in the first six months of the prior year.

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

Revenue Recognition. The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors, value-added resellers, and distributors. While the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, “Software Revenue Recognition” as effected by Statement of Position 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we exercise judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

Valuation of long-lived assets. Our long-lived assets are comprised of long-term investments. At October 31, 2004, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other than temporary.  Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized no impairment losses related to long-term investments in the quarter or six months ended October 31, 2004. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby possibly requiring additional impairment charges in the future.

Deferred tax asset valuation allowance.  As of October 31, 2004, we have approximately $19.1 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operation

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,

	2004	2003	2004	2003
Revenues:
Software Licenses	46.3%	50.1%	44.5%	53.1%
Services	53.7%	49.9%	55.5%	46.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	3.0%	3.6%	3.0%	3.1%
Services	12.9%	11.7%	13.1%	10.6%
Total cost of revenues	15.9%	15.3%	16.1%	13.7%

Gross profit	84.1%	84.7%	83.9%	86.3%

Operating Expenses:
Product development	26.4%	24.0%	25.8%	27.5%
Selling, general and administrative	80.5%	58.2%	78.0%	57.1%
Write-down of long-lived assets	0.0%	0.0%	0.0%	2.9%
Total operating expenses	106.9%	82.2%	103.8%	87.5%

Income (loss) from operations	(22.8% )	2.5%	(19.9% )	(1.2% )
Other income (expense), net	0.6%	0.0%	0.0%	0.0%
Income (loss) before income taxes	(22.2% )	2.5%	(19.9% )	(1.2% )
Provision for income taxes	0.4%	0.3%	0.1%	0.2%
Net income (loss)	(22.6% )	2.2%	(20.0% )	(1.4% )

Revenues

Total revenue for the quarter ended October 31, 2004 was flat compared to the same quarter of the prior year at $2.8 million. Total revenue for the six months ended October 31, 2004 decreased 9% to $5.5 million from the same period of the prior year. Software license revenues decreased $0.1 million or 7% during the quarter ended October 31, 2004 compared to the same quarter of the prior year due to the timing of closing license agreements during the quarter.  Software license revenues decreased $0.8 million or 24% for the six month period ended October 31, 2004 compared the same period for the previous year as the Company was unable to duplicate the large development tools and database orders that closed during the first quarter of fiscal 2004.

Services revenue increased $0.1 million or 8% for the three months ended October 31, 2004, and $0.2 million or 8% for the six months ended October 31, 2004, as compared to the same periods of the prior fiscal year. The Company generally renews about 79% of its maintenance agreements, which is augmented by new maintenance revenues from new product revenues.  Consulting and training revenues increased $45,000 during the second quarter of fiscal 2005 and $166,000 during the first six months of fiscal 2005 as compared to the same periods of the prior year as the Company assisted and trained its customers in the delivery of Unify NXJ based applications.

Revenues in North America increased $0.4 million to $1.2 million in the second quarter and were flat at $2.0 million for the first six months, respectively, of fiscal 2005, compared to the same periods of the prior fiscal year as the Company closed a large development tools and database product order in North America during the second quarter of fiscal 2005.  International revenues decreased as a percentage of total revenues from 67% to 63% during the six months ended October 31, 2004, compared to the same six month period of the prior fiscal year.

Cost of Revenues

The Company’s cost of revenues includes cost of software licenses and cost of services.  Cost of software licenses consists primarily of product documentation, packaging and production costs, and royalties paid for licensed technology. Costs of services consist primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services.  Total cost of revenues was flat at $0.4 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and up $0.1 million at $0.9 million for the first six months of fiscal 2005 compared to same period of the prior year.

Cost of software licenses decreased by $16,000 and $19,000 in the second quarter and first six months of fiscal 2005, respectively, as compared to the same periods of fiscal 2004 as a result of the decrease in software license revenues. While the Company expects its gross margins on software license revenues to remain within typical software industry averages, costs of software license revenues are expected to increase somewhat from the Company’s historical averages as a percentage of revenue, as a result of royalties paid for licensed technology.

Total cost of services increased by $34,000 and $78,000 to $0.4 million and $0.7 million in the first quarter and first six months of fiscal 2005, respectively, over the same periods in fiscal 2004 as a result of the increase in consulting and training revenues.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the second quarter of fiscal 2005, product development expenses were flat at $0.7 million compared to the same three-month period of fiscal 2004 but were lower by $0.2 million at $1.4 million for the first six months of fiscal 2005 compared to the same period of fiscal 2004.  During the first quarter of fiscal 2004, the Company reduced its product development costs as part of a restructuring, in order to afford increased investments in sales and marketing for Unify NXJ.  The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended October 31, 2004 increased $0.6 million to $2.3 million compared to $1.6 million for the same quarter of the prior year. SG&A expenses for the six months ended October 31, 2004 increased $0.8 million to $4.3 million as compared to $3.5 million for the same period of the prior year. These increases occurred as the Company executed its strategy to increase its investments in sales and marketing activities for Unify NXJ.  The major components of SG&A for the second quarter of fiscal 2005 were sales expenses of $1.3 million, marketing expenses of $0.4 million, and general and administrative expenses of $0.5 million. Sales expenses increased $0.3 million as a result of increased sales force investments designed to increase the sales of Unify NXJ. Marketing expenses increased $0.3 million compared to the same three month period for fiscal 2004 as the Company focused on lead generation programs for Unify NXJ.  Additionally,  the Company launched a new version of Unify NXJ during the second quarter of fiscal 2005 and also invested in specific NXJ marketing activities such as press and analyst programs to gain visibility for the product.  Finally, the Company made expenditures in investor relations activities during the quarter. All of these specific marketing programs increased the Company’s marketing investments and focus, compared to more general marketing activities during the second quarter of fiscal 2004. General and administrative expenses were relatively flat for the second quarter of fiscal 2004, compared to the comparable period for the prior year.

The major components of SG&A for the first six months of fiscal 2005 were sales expenses of $2.5 million, marketing expenses of $0.6 million, and general and administrative expenses of $1.2 million and bad debt recoveries of $0.1 million. Sales expenses increased $0.5 million compared to the same six month period in fiscal 2004 as a result of the increased sales force investments designed to increase the sales of Unify NXJ. Marketing expenses increased $0.3 million during the same two comparative periods as a result of the activities discussed above relating to the quarter over quarter increases in marketing expenses.  General and administrative expenses were flat at $1.2 million during the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Bad debt recoveries were also flat at $0.1 million in the first six months of fiscal 2005 compared to fiscal 2004. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Write-down of Other Investments

During the first six months of fiscal 2005 and 2004, the Company recorded non-cash charges of $0 and $175,000, respectively to write-down the carrying amount of its investments in Arango Software International to its net estimated realizable values.

Provision for Income Taxes

The Company recorded no federal tax provisions for the three and six month periods ended October 31, 2004 as the Company had net operating losses. For the three month and six month periods ended October 31, 2004, the Company recorded state income tax expense of $10,000 and $4,000, respectively. The Company recorded tax provisions for the three and six month periods ended October 31, 2003 related to income taxes payable by the Company’s foreign subsidiaries.

Liquidity and Capital Resources

At October 31, 2004, the Company had cash, cash equivalents and short-term investments of $5.0 million, compared to $6.6 million at April 30, 2004.  Working capital decreased to $2.8 million at October 31, 2004 compared to $3.8 million at April 30, 2004. Under the Company’s line of credit arrangement with Silicon Valley Bank, which was renewed during the first quarter of fiscal 2005, the Company had $0.8 million outstanding to the Bank as of October 31, 2004. The line of credit has a borrowing limit of $1.0 million; as of October 31, 2004, based upon the amount of its eligible assets at that time, the Company had no additional availability for borrowing. In addition, as of October 31, 2004 the Company had a term loan with a balance of $194,000.

The Company had a net decrease in cash of $1.6 million during the six months ended October 31, 2004, as compared to a decrease of $0.6 million for the same period in the prior year.  Cash used in operating activities of $2.4 million for the first six months of fiscal 2005 includes a net loss of $1.1 million.  Operating cash was provided by decreases in accounts receivable of $0.4 million, depreciation, amortization, and stock based compensation of $0.2 million offset by increases in prepaid expenses and other current assets of $0.1 million. Operating cash was used as a result of decreases in accounts payable of $0.1 million, a decrease in accrued compensation and related expenses of $0.1 million, a decrease in other accrued liabilities of $0.4 million, and a decrease in deferred revenues of $1.1 million. Investing activities during the period used cash of $0.1 million for the purchase of property and equipment.  Cash provided by financing activities during the period was $0.8 million resulting from borrowings under the line of credit with the Bank of $1.6 million and borrowings of long-term debt of $0.1 million and repayments of $0.9 million.

A summary of certain contractual obligations as of October 31, 2004 is as follows:

	Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4 - 5 years	After 5 years
Long-Term Debt	$193,614	$193,614	$0	$0	$0
Line of Credit	760,000	760,000	0	0	0
Other Long-Term Liabilities	76,025	0	0	0	76,025
Capital Lease Obligations	23,720	8,315	15,405	0	0
Operating Leases	3,419,996	1,007,388	2,017,107	395,501	0
Total Contractual Cash Obligations	$4,473,355	$1,969,317	$2,032,512	$395,501	$76,025

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $5.0 million at October 31, 2004. Additionally, the Company has no interest rate risk on its long-term debt. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at October 31, 2004, the fair value of the Company’s cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and payables owed to and by the Company as a result of local currency sales of software licenses and payments of intercompany royalties thereon, by the Company’s international subsidiaries in the United Kingdom and France. At October 31, 2004, the Company had $0 and $0.2 million in such receivables denominated in British pounds and Euros, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b)           There has been no change in our internal control over financial reporting during the quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2004, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders held on September 30, 2004, the following matters were voted upon:

1.              The election of each of the nominees for director were approved with the following votes:

	In Favor	Withheld
Todd E. Wille	20,098,645	259,765
Kurt M. Garbe	19,917,221	441,189
Steve D. Whiteman	19,936,743	441,189
Robert J. Majteles	20,092,763	265,647
Tery D. Larrew	20,234,245	124,165

2.              The amendment to the Company’s 1996 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance from 2,700,000 shares to 3,200,000 shares was approved, as 7,649,660 shares voted in favor of the amendment, representing 92% of the shares entitled to vote at the meeting. This was sufficient to pass the amendment.

3.              The proposal to ratify the selection of Ernst and Young as the Company’s independent auditors for fiscal 2005 was approved as 20,266,120 shares voted in favor of the amendment, representing 99.5% of the shares voted at the meeting. This was sufficient to pass the amendment.

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

Date: December 13, 2004	Unify Corporation
(Registrant)

	By:	/s/ PETER J. DICORTI
Peter J. DiCorti
Chief Financial Officer
(Principal Financial and Accounting Officer)