Form 10-Q
period 2005-01-31
UNIFY CORP
filed 2005-03-11
CIK 880562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

OR

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  001-11807

UNIFY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2710559
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2101 Arena Blvd, Suite 100	95834
Sacramento, California	(zip code)
(Address of principal executive offices)

(916) 928-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

28,274,179 shares of Common Stock, $0.001 par value, as of February 28, 2005

UNIFY CORPORATION

FORM 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	January 31,	April 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,915	$6,606
Accounts receivable, net	3,259	2,848
Prepaid expense & other current assets	691	543
Total current assets	7,865	9,997

Property and equipment, net	385	338
Other investments	214	214
Other assets	177	194
Total assets	$8,641	$10,743

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long term debt	$161	$146
Account payable	341	523
Other accrued liabilities	1,148	1,340
Accrued compensation and related expenses	736	812
Deferred revenue	3,301	3,360
Total current liabilities	5,687	6,181

Other long term liabilities	79	70
Long term debt	12	—

Commitments and contingencies

Stockholders’ equity:
Common stock	28	27
Additional paid in capital	63,275	63,205
Accumulated other comprehensive gain	77	18
Accumulated deficit	(60,517)	(58,758)
Total stockholders’ equity	2,863	4,492
Total liabilities and stockholders’ equity	$8,641	$10,743

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues:
Software Licenses	$1,469	$1,185	$3,934	$4,427
Services	1,518	1,459	4,596	4,322
Total revenues	2,987	2,644	8,530	8,749

Cost of Revenues:
Software licenses	96	226	264	413
Services	351	302	1,077	950
Total cost of revenues	447	528	1,341	1,363

Gross profit	2,540	2,116	7,189	7,386

Operating Expenses:
Product development	678	618	2,110	2,297
Selling, general and administrative	2,544	1,968	6,866	5,454
Write-down of other investments	—	—	—	175
Total operating expenses	3,222	2,305	8,976	7,926

Loss from operations	(682)	(470)	(1,787)	(540)
Other income (expense), net	34	(4)	35	(7)
Loss before income taxes	(648)	(474)	(1,752)	(547)
Provision (recovery) for income taxes	3	(4)	7	6
Net loss	$(651)	$(470)	$(1,759)	$(553)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.03)
Dilutive	$(0.02)	$(0.02)	$(0.06)	$(0.03)
Shares used in computing net loss per share:
Basic	27,692	21,596	27,606	21,471
Dilutive	27,692	21,596	27,606	21,471

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1759)	$(553)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	130	124
Write-down of other investments	—	178
Stock based expense	40	52

Changes in operating assets and liabilities:
Accounts receivable, net	(299)	(284)
Prepaid expenses and other current assets	(150)	(187)
Accounts payable	(186)	(63)
Accrued compensation and related expenses	(109)	13
Other accrued liabilities	(189)	64
Deferred revenue	(169)	186
Net cash used in operating activities	(2,691)	(470)

Cash flows from investing activities:
Purchases of property and equipment	(176)	(118)
(Increase) decrease in other assets	43	(77)
Net cash (used in) investing activities	(133)	(195)

Cash flows from financing activities:
Borrowings under line of credit	1,560	—
Borrowings of long term debt	126	—
Repayments under line of credit	(1,560)	—
Repayments of long-term debt	(128)	—
Proceeds from issuance of common stock, net	31	126
Collection of notes receivable from stockholder	—	60
Net cash provided by financing activities	29	186

Effect of exchange rate changes on cash	104	202
Net decrease in cash and cash equivalents	(2,691)	(277)
Cash and cash equivalents, beginning of period	6,606	3,030
Cash and cash equivalents, end of period	$3,915	$2753

Supplemental cash flow information:
Cash paid (received) net during the period for:
Interest	$(29)	$6
Income taxes	$(14)	$(113)

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

Recently Issued Accounting Standards

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  We have not completed the process of evaluating the impact that will result from adopting this pronouncement.  The Company is therefore unable to disclose the impact that adopting FASB Statement 123R will have on its financial position and the results of operations when such statement is adopted.

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

The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ending January 31, 2005 and 2004, respectively: expected option life, 12 months following vesting; stock volatility of 183% and 121%; risk-free interest rates of 3.4%  and 2.3%; and no dividends during the expected term and for the nine months ending January 31, 2005 and 2004, respectively; expected option life, 12 months following vesting; stock volatility of 218% and 119%, and risk-free interest rates of 3.2%  and 2.1%. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(651)	$(470)	$(1,759)	$(553)

Add: stock-based employee compensation included in reported in net income (loss)	—	—	40	40

Less: stock-based employee compensation expense, determined under fair value method for all awards	(238)	(120)	(398)	(258)
Proforma net income (loss)	$(889)	$(590)	$(2,117)	$(711)

Net loss per share:
Basic per share, as reported	$(0.02)	$(0.02)	$(0.06)	$(0.03)
Basic per share, as pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.04)

Diluted per share, as reported	$(0.02)	$(0.02)	$(0.06)	$(0.03)
Diluted per share, as pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.04)

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

4.             Other Investments

Other investments represent common stock in two closely-held technology companies. The Company’s ownership interest in each company is less than 15%.  Other investments consisted of the following (in thousands):

	January 31, 2005	April 30, 2004

Arango Software International, Inc.	$175	$175
Unify Japan	39	39

	$214	$214

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

5.             Credit Facility

On June 3, 2004, the Company replaced its previous line of credit and term loan with a new $1.0 million revolving line of credit and a $500,000 term loan with the Bank.  The line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and has a one-year term. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%. As of January 31, 2005, the Company had $0 outstanding under the line of credit and $0.8 million in available credit based upon eligible assets at that date.

6.             Long-term Debt

The Company’s debt consists of the following at January 31, 2005 and April 30, 2004 (in thousands):

	January 31, 2005	April 30, 2004
Term note payable to a financial institution, accruing interest at prime plus 2.5%, not to be less than 4.0% per annum (actual interest rate at January 31, 2005 was 7.75%), and payable in monthly installments of $12,585 with the balance due in June, 2005.	$156	$146

Capital lease payable, accruing interest at a rate of 18%, and payable in monthly installments of $693 with the balance due in August 2007.	17	—

Subtotal	173	(146)

Less current portion	(161)	(146)

	$12	$—

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

8.             Comprehensive Loss

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net income (loss)	$(651)	$(470)	$(1,759)	$(553)
Foreign currency translation gain	13	184	59	224

Total comprehensive income (loss)	$(638)	(286)	$(1,700)	$(329)

9.             Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock.  Potential common shares in the diluted EPS computation are excluded for the three-month and nine month periods ended January 31, 2005 and January 31, 2004 as their effect would be antidilutive.  The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net Loss (Numerator):
Net loss, basic and diluted	$(651)	$(470)	$(1,759)	$(553)
Shares (Denominator):
Weighted average shares of common stock outstanding, basic	27,692	21,596	27,606	21,471
Weighted average common equivalent shares outstanding	—	—	—	—
Weighted average shares of common stock outstanding, diluted	27,692	21,596	27,606	21,471

Per Share Amount:
Net loss per share, basic	$(0.02)	$(0.02)	$(0.06)	$(0.03)

Net loss per share, diluted	$(0.02)	$(0.02)	$(0.06)	$(0.03)

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

Balances, beginning of period	$2,202	$2,153	$3,068	$2,846

Amount recognized during the period	(1,387)	(1,393)	(4,153)	(4,109)

Amount of new maintenance contracts	2,392	2,488	4,292	4,511

Balances, end of period	$3,207	$3,248	$3,207	$3,248

11.          Subsequent Events

On February 2, 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek.  Under the terms of the agreement, Unify made an initial payment of $455,000, and over the next three years will make retention-based earn-out payments of $1.1 million and potential performance-based earn-out payments, all to be paid with 50 percent cash and 50 percent Unify common stock (assuming profitability of the Acuitrek division).  Additionally, Unify will assume approximately $150,000 of net liabilities and deferred revenue.

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

Overview

Unify is a global provider of enterprise software solutions to mid-size and large organizations. For more than 24 years, we have provided our customers and partners around the world with productive and cost-effective application platform, database and application development solutions for building and deploying applications. Our software products and services enable businesses to rapidly, efficiently and seamlessly deliver applications that deliver the right information to the right people at the right time. Our software gives organizations the ability to connect multiple data sources, quickly build forms-based applications, automate business processes and deliver collaborative information. By deploying Unify software, customers can increase revenue, enrich customer and citizen relationships, and enhance operational effectiveness. Our customers are leaders in their respective industries, including healthcare, financial services, government and manufacturing among others.

Unify’s suite of products includes an application platform, application development tools and relational database management systems.  The Unify NXJ application platform enables organizations to quickly and effectively automate business processes within and between organizations, consolidate multiple legacy systems into unified applications, and provide advanced collaborative information systems.  Unify’s rapid application development product line, ACCELL, graphical client/server application development product, VISION, and database management product family, DataServer, enable IT organizations to rapidly develop and deliver host-based and client/server business applications critical to the enterprise.

For our third quarter operations, total revenues were $3.0 million, up 13% compared to $2.6 million in the third quarter of fiscal 2004.  Software licenses revenue was $1.5 million, an increase of 24 percent, compared to $1.2 million for the fiscal 2004 third quarter.  The net loss for the quarter was $651,000 or $0.02 loss per basic share, compared to a net loss of $470,000 or $0.02 loss per basic share in the third quarter of the prior year.

For our first nine months operations, total revenues were $8.5 million, a three percent decrease, compared to $8.7 million in the first nine months of fiscal 2004.  Software licenses revenue was $3.9 million, a decrease of eleven percent, compared to $4.4 million for the first nine months of fiscal 2004.  The net loss for the first nine months was $1.8 million or $0.06 loss per basic share, compared to $553,000 or $0.03 loss per basic share in the first nine months of the prior year.

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

The Company’s customer contracts include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the relative fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between the deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. We may modify our pricing practices in the future, which could result in changes in our VSOE of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

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

Valuation of long-lived assets. Our long-lived assets are comprised of long-term investments. At January 31, 2005, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other than temporary.  Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized no impairment losses related to long-term investments in the quarter or nine months ended January 31, 2005. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby possibly requiring additional impairment charges in the future.

Deferred tax asset valuation allowance.  As of January 31, 2005, we have approximately $19.1 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues:
Software Licenses	49.2%	44.8%	46.1%	50.6%
Services	50.8%	55.2%	53.9%	49.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	3.2%	8.6%	3.1%	4.7%
Services	11.8%	11.4%	12.6%	10.9%
Total cost of revenues	15.0%	20.0%	15.7%	15.6%

Gross profit	85.0%	80.0%	84.3%	84.4%

Operating Expenses:
Product development	22.7%	23.4%	24.7%	26.2%
Selling, general and administrative	85.2%	74.1%	80.5%	61.1%
Write-down of long-lived assets	0.0%	0.0%	0.0%	2.0%
Special charges (recovery)	0.0%	0.3%	0.0%	1.2%
Total operating expenses	107.9%	97.8%	105.2%	90.5%

Income (loss) from operations	-22.9%	-17.8%	-20.9%	-6.1%
Other income (expense), net	1.1%	-0.2%	0.4%	-0.1%
Income (loss) before incometaxes	-21.7%	-18.0%	-20.5%	-6.2%
Provision for income taxes	0.1%	-0.2%	0.1%	0.1%
Net income (loss)	-21.9%	-17.8%	-20.6%	-6.3%

Revenues

Total revenue for the three months ended January 31, 2005 increased 13% or $0.3 million to $3.0 million from the same quarter of the prior year. The increase in total revenues was the result of the increase in software licenses revenue, which increased $0.3 million or 24% for the three months ended January 31, 2005. Software license revenues increased as the Company’s development tools and database product line revenues rose $0.4 million to $1.3 million offsetting the decline in the Unify NXJ revenues of $0.1 million during the quarter. Service revenues, including consulting, training, and support and maintenance, were flat at $1.5 million for the quarter compared to the same period last year.

Total revenue for the nine months ended January 31, 2005 decreased 3% to $8.5 million from the same period of the prior year. Software license revenues decreased by 11% for the nine months ended January 31, 2005 from the same period of the prior year. This decrease resulted primarily from a decline of $0.6 million or 15% in the license revenues associated with the Company’s development tools and database product line while the Unify NXJ product license fees grew $0.1 million or 26% during the nine months ended January 31, 2005 compared to the same period last year. The year-to-date decline in total revenues is net of a $0.2 million increase in consulting and training revenues. Consulting and training revenues increased as the Company assisted and trained its customers in the delivery of Unify NXJ based applications. Support and maintenance revenues were flat for the nine months ended January 31, 2005 compared to the same period last year.

For the three months ended January 31, 2005, revenues in North America were flat at $0.9 million, while outside North America revenues increased 16% to $2.1 million over the same period of the prior year. The increase outside of North America resulted from a large development tools and database product order recorded in the territory during the quarter. Outside North America revenues increased from 68% to 69% of total revenues during the third quarter of fiscal 2005 compared to the same quarter of the prior fiscal year. Outside North America revenues decreased as a percentage of total revenues from 67% to 65% during the nine months ended January 31, 2005, compared to the same nine-month period of the prior fiscal year.

Cost of Revenues

The Company’s cost of revenues includes cost of software licenses and cost of services.  Cost of software licenses consists primarily of product documentation, packaging and production costs, and royalties paid for licensed technology. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services.  Total cost of revenues decreased 15% or 0.1 million to $0.4 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and flat at $1.3 million for the first nine months of fiscal 2005 compared to same period of the prior year.

Cost of software licenses decreased by $0.1 million and $0.15 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to the same periods of fiscal 2004 because of lower third party royalties. While the Company expects its gross margins on software license revenues to remain within typical software industry averages, costs of software license revenues are expected to increase somewhat from the Company’s historical averages as a percentage of revenue, as a result of royalties paid for licensed technology included in Unify NXJ.

Total cost of services were flat in the third quarter and increased by $127,000 to $1.1 million during the first nine months of fiscal 2005, respectively, over the same periods in fiscal 2004. The increase in cost of services for the nine month period results from the increase in consulting and training revenues during the period.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems.  For the three-month period ended January 31, 2005, product development expenses increase 10% to $0.7 million over the same three-month period of fiscal 2004. For the nine-month period ended January 31, 2005, product development expenses decreased 8% to $2.1 million from $2.3 million for the same nine-month period of fiscal 2004. During the first quarter of fiscal 2004, the Company reduced its product development costs as part of a restructuring, in order to afford increased investments in sales and marketing for Unify NXJ.  The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended January 31, 2005 increased $0.5 million to $2.5 million compared to $2.0 million for the same quarter of the prior year. SG&A expenses for the nine months ended January 31, 2005 increased $1.4 million to $6.9 million as compared to $5.5 million for the same period of the prior year. These increases occurred as the Company executed its strategy to increase its investments in sales and marketing activities for Unify NXJ.  The major components of SG&A for the third quarter of fiscal 2005 were sales expenses of $1.4 million, marketing expenses of $0.5 million, and general and administrative expenses of $0.6 million. Sales expenses increased $0.2 million as the Company restructured its sales force in Europe and North America to allow it to invest its sales and marketing resources in vertical application markets using Unify NXJ as the development environment to build these applications. During the quarter, the Company incurred approximately $0.7 million in sales restructuring charges to accomplish these objectives which will not recur in the future.  Marketing expenses increased $0.4 million compared to the same three month period for fiscal 2004 as the Company redeployed its sales and marketing resources to focus on its vertical application strategy.  General and administrative expenses were relatively flat for the third quarter of fiscal 2005, compared to the comparable period for the prior year.

The major components of SG&A for the first nine months of fiscal 2005 were sales expenses of $3.9 million, marketing expenses of $1.2 million, and general and administrative expenses of $1.8 million. Sales expenses increased $0.7 million compared to the same nine month period in fiscal 2004 as the Company restructured its sales force in Europe and North America to allow it to invest its sales and marketing resources in vertical application markets using Unify NXJ as the development environment to build these applications. During the nine months ended January 31, 2005, the Company incurred approximately $0.7 million in sales restructuring charges to accomplish these objectives which will not recur in the future. Marketing expenses increased $0.7 million during the same two comparative periods as the Company redeployed its sales and marketing resources to focus on its vertical application strategy.  General and administrative expenses were flat at $1.7 million during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The Company expects that total SG&A expenses may fluctuate from quarter to quarter primarily because of variability in marketing program spending and sales commission expense.

Write-down of Other Investments

During the first nine months of fiscal 2005 and 2004, the Company recorded non-cash charges of $0 and $175,000, respectively, to write-down the carrying amount of its investment in Arango Software International to its net estimated realizable value.

Provision for Income Taxes

The Company recorded no federal tax provisions for the three and nine month periods ended January 31, 2005 as the Company had net operating losses. For the three month and nine month periods ended January 31, 2005, the Company recorded state income tax expense of $3,000 and $7,000, respectively. The Company recorded tax provisions for the three and nine month periods ended January 31, 2004 related to income taxes payable by the Company’s foreign subsidiaries.

Liquidity and Capital Resources

At January 31, 2005, the Company had cash, cash equivalents and short-term investments of $3.9 million, compared to $6.6 million at April 30, 2004.  Working capital decreased to $2.2 million at January 31, 2005 compared to $3.8 million at April 30, 2004. Under the Company’s line of credit arrangement with Silicon Valley Bank, which was renewed during the first quarter of fiscal 2005, the Company had $0 outstanding to the Bank as of January 31, 2005. The line of credit has a borrowing limit of $1.0 million; as of January 31, 2005, based upon the amount of its eligible assets at that time, the Company had $0.8 million of availability for borrowing. In addition, as of January 31, 2005 the Company had a term loan with a balance of $156,000.

The Company had a net decrease in cash of $2.7 million during the nine months ended January 31, 2005, as compared to a decrease of $0.3 million for the same period in the prior year.  Cash used in operating activities of $2.7 million for the first nine months of fiscal 2005 includes a net loss of $1.8 million.  Operating cash was provided by depreciation, amortization, and stock based compensation of $0.2 million offset by increases in accounts receivable of $0.3 million, prepaid expenses and other current assets of $0.1 million. Operating cash was used as a result of decreases in accounts payable of $0.2 million, a decrease in accrued compensation and related expenses of $0.1 million, a decrease in other accrued liabilities of $0.2 million, and a decrease in deferred revenues of $0.2 million. Investing activities during the period used cash of $0.1 million for the purchase of property and equipment.  Cash provided by financing activities during the period was $0 resulting from borrowings under the line of credit with the Bank of $1.6 million and borrowings of long-term debt of $0.1 million and repayments of $1.7 million.

A summary of certain contractual obligations as of January 31, 2005 is as follows:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4 - 5 years	After 5 years
Long-Term Debt	155,860	155,860	0	0	0
Other Long-Term Liabilities	79,025	0	0	0	79,025
Capital Lease Obligations	16,998	5,380	11,618	0	0
Operating Leases	3,153,634	970,166	2,017,724	165,745	0
Total Contractual Cash Obligations	3,405,517	1,131,406	2,029,342	165,745	79,025

Subsequent Events

On February 2, 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek.  Under the terms of the agreement, Unify made an initial payment of $455,000, and over the next three years will make retention-based earn-out payments of $1.1 million and potential performance-based earn-out payments, all to be paid with 50 percent cash and 50 percent Unify common stock (assuming profitability of the Acuitrek division).  Additionally, Unify will assume approximately $150,000 of net liabilities and deferred revenue.

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

The Company’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the Company’s common stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company’s business; fluctuations in the Company’s or its competitors’ operating results and order levels; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; developments in the Company’s relationships with its customers, distributors and suppliers; legal proceedings brought against the Company or its officers; the structure of acquisitions or potential acquisitions by the Company and the performance of any companies acquired; and significant changes in the Company’s senior management team.  In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of the Company’s common stock.

The Company’s quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company’s products; ability to sell new products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; the Company’s ability to integrated and manage acquisitions; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company’s organizational structure; changes in the level of the Company’s operating expenses; changes in the Company’s sales incentive plans; budgeting cycles of the Company’s customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for web application development software is rapidly evolving, and the Company’s sales cycle, from initial evaluation to purchase and the provision of maintenance services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its license revenues at the end of a quarter. As the Company’s expense levels are based in significant part on the Company’s expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected.  The Company also expects that its operating results will be affected by seasonal trends, and that it may experience relatively weaker demand in fiscal quarters ended July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to its cash equivalents, which are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for these balances, which totaled $3.9 million at January 31, 2005. Additionally, the Company has no interest rate risk on its long-term debt. Unify does not use derivative financial instruments and places its cash equivalents with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. If market interest rates were to change immediately and uniformly by ten percent from levels at January 31, 2005, the fair value of the Company’s cash equivalents would change by an insignificant amount.

Foreign Currency Exchange Rate Risk.  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and payables owed to and by the Company as a result of local currency sales of software licenses and payments of intercompany royalties thereon, by the Company’s international subsidiaries in the United Kingdom and France. At January 31, 2005, the Company had $0.1 million and $0.1 million in such receivables denominated in British pounds and Euros, respectively. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b)           There has been no change in our internal control over financial reporting during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIFY CORPORATION

PART II.                    OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2005, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: March 11, 2005	Unify Corporation
(Registrant)

By:

/s/ PETER J. DICORTI
Peter J. DiCorti
Chief Financial Officer
(Principal Financial and Accounting Officer)