Form 10-K
period 2005-04-30
UNIFY CORP
filed 2005-07-28
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,616,682 based on the number of shares held by non-affiliates of the Registrant as of April 30, 2005, and based on the reported last sale price of common stock on October 29, 2004, which is the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 2005, the Registrant had 28,667,618 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated therein from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year ended April 30, 2005.

PART I

A Caution about Forward-Looking Statements:

The discussion in this Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates, “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1.                BUSINESS

The Company

Unify (the “Company”, “we”, “us” or “our”) provides business process automation software solutions, including applications for specialty markets within the insurance and transportation industries. Our solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through our industry expertise and technologies, we help organizations reduce risk, drive business optimization, apply governance principles, and increase customer and member services.

Our products include vertical application software for the alternative risk insurance market and transportation labor standards, and infrastructure and database software that helps our customers build business process automation solutions and information-rich and database-driven applications. Our products enable organizations to rapidly, efficiently and seamlessly deliver the right information to the right people at the right time. By consolidating, automating and managing data, our customers see increases in efficiencies and services, as well as reductions in costs.

In February 2005, we acquired privately-held Acuitrek Inc., a provider of policy administration and underwriting solutions for the alternative risk management market. The acquisition was the result of our strategy to penetrate specialty, underserved markets with our solutions. As a result, Unify now offers solutions in the alternative risk market, in particular public entity risk pools made up of cities, counties, special districts, third party administrators and insurance carriers that administer self-insurance funds for public entities.

Our customers also include corporate information technology departments (“IT”), software value added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We are headquartered in Sacramento, California with a subsidiary office in Paris, France and sales offices in the United Kingdom (“UK”) and Australia. We market and sell products directly in the United States, UK, France and Australia, and indirectly through worldwide distributors in Japan, Russia, South Africa, Italy, Brazil and Latin America with customers in more than 45 countries.

Our mission is to deliver infrastructure and application software solutions that give customers transactional efficiency, a rich user experience and quality information cost effectively and with a high degree of customer satisfaction. Our strategy is to leverage our award-winning technology with our newly acquired vertical applications to deliver a broad set of solutions to the market that streamline and automate processes and workflow; present rich user experiences; and deliver consolidated information from multiple sources. We believe that by integrating our technology and applications, we have created a unique and compelling offering in our marketplace. By combining best-of-breed capabilities, we offer customers a better way to manage, integrate, view and report data to help them drive their business objectives.

Unify was incorporated in Delaware on April 10, 1996. Over the past five years we have expanded our product offering from the ACCELL, DataServer and Vision suite of products to the Unify NXJ, NavRisk and ViaMode products. We are organized into two business units comprised of the Insurance Risk Management division and the Unify Business Solutions division.

Insurance Risk Management

As a result of the acquisition of Acuitrek, we formed the Insurance Risk Management (IRM) division. The integration of the companies was completed during the fourth quarter with IRM now including all former Acuitrek employees, combined with the addition of Unify resources to support expansion and growth of the division. The division is responsible for the development, implementation and sales of the NavRisk suite of products. NavRisk is a policy administration and underwriting application that automates labor-intensive processes, streamlines access to information, and integrates and automates delivery of information for pools, policy administrators and brokers.

The NavRisk application is configured uniquely for each customer based on the customer specific premium rating requirements. The NavRisk application is generally licensed with a three year term, plus mandatory maintenance, with additional professional services for customization as required by the customer. IRM customer contracts are typically billed at contract signing, a midpoint project milestone and upon project completion. As a result, the application license fee is deferred until the customer acceptance is received. Upon acceptance, the license fee will be recognized, which in some instances can take up to two quarters. Acuitrek was acquired in the fourth quarter of fiscal 2005 and therefore there were no license revenues for fiscal 2005.

Unify Business Solutions

Unify Business Solutions is comprised of our technology products and customer base. Our technology products include Unify NXJ, ACCELL, DataServer and Vision product families. Our customers are corporate end user IT departments, ISVs and our worldwide distributors. This division is dedicated to providing exceptional technology to this customer base and continues to meet their current and future technology needs. This division serves our extensive customer installed base including sales and marketing, support, and professional services. Included in the division is our transportation labor standards application, ViaMode, which was built on our Unify NXJ technology.

Products

Applications

NavRisk is an end-to-end policy administration and underwriting solution for the alternative risk market. The NavRisk application automates labor-intensive processes, improves accuracy and enhances analytical capability in addition to reducing operating costs. NavRisk combines deep expertise and understanding of the market with standards-based technologies and workflow to deliver an integration solution that automates labor-intensive processes, streamlines access to information, and integrates and automates delivery of information for policy administrators and brokers. Key product features include ad hoc reporting, loss control, flexible rating and contact management and communications modules to help customers reduce risk, increase services and boost productivity.

ViaMode:   Transportation is a software and services solution delivered in partnership by Unify and one of our premier domain partners. The ViaMode solution combines a software application built on Unify NXJ with professional services within the transportation efficiency and labor standards space.

Business Process Automation Solution

The Unify NXJ business process automation platform creates and extends process-centric, collaborative-based web applications. We released Unify NXJ 10.5 in September 2004. Unify NXJ enables IT organizations to rapidly build and deploy a range of systems from process automation to composite applications to extending legacy applications to the Web. Unify NXJ’s comprehensive set of application services includes business process management, reporting, portal and portal integration, web services, forms processing, and enterprise application integration, as well as assembly and orchestration components that can be deployed on all leading J2EE infrastructure platforms. Organizations use Unify NXJ to productively and effectively automate business processes, consolidate multiple legacy systems into unified applications, and provide advanced collaborative information systems for employees, suppliers and partners.

Rapid Application Development Product Solution

Unify’s ACCELL® development products facilitate the productive, cost-effective development of mission-critical, host-based applications. The ACCELL products support native interfaces to leading database products including Unify DataServer, IBM DB2, Informix, Microsoft SQL Server, Oracle and Sybase. The ACCELL product suite includes ACCELL/Web, ACCELL/SQL and ACCELL/IDS.

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

•       ACCELL/IDS™—powerful 4GL-based rapid application development software for applications that utilize Unify’s DataServer ELS database.

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

Graphical Client/Server Product Solution

Unify VISION® is a powerful graphical, client/server application development and deployment system that allows for rapid creation and easy modification of complex business applications based on 4GL technology. Unify VISION consists of an object-oriented, repository-based component framework designed to enable developers to rapidly create and easily modify application components. Its powerful pre-built components enable developers to focus on the business components and processes that make up the heart of their applications. VISION also contains an application server to allow organizations to integrate custom-built and packaged applications with the Internet. Unify VISION’s scalable architecture delivers a high level of performance, availability and reliability by offering server replication, load balancing, fail-over and recovery, and publish-and-subscribe capabilities.

Customers

Our customer base consists of a significant number of businesses of many sizes, public entities and independent software vendors who sell packaged applications and resellers. We sell to the alternative risk management insurance market, transportation labor market and broad horizontal markets including healthcare, government, education, financial services, technology, transportation, and manufacturing. No single customer accounted for 10% or more of revenues in fiscal 2005, 2004 or 2003.

Sales, Marketing and Distribution

Unify’s products and professional services are marketed and distributed to customers globally using a combination of a direct corporate sales force and indirect distribution channels, including ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage Unify’s sales, support and consulting resources to provide complete solutions to our customers.

Our direct sales organization consists of sales representatives and pre-sales consultants. Our North America sales representatives are located in our headquarters. We market our products internationally through offices in the UK, France and Australia. We have distributors in Asia Pacific, Europe, Japan, Latin America, Russia and South Africa. International revenues accounted for 65%, 68% and 54% of total revenues in fiscal 2005, 2004 and 2003 respectively.

Our marketing is focused on generating demand and marketing awareness for Unify products including efforts to support the direct and indirect sales channels. Marketing activities include e-business initiatives, strategic demand generation, public relations, customer communications, trade shows and our web site.

As of April 30, 2005, we had 20 employees engaged in sales and marketing activities, 14 in North America and 6 in Europe. We expect to continue expanding our sales and marketing group as needed through targeted recruitment of qualified individuals.

Customer Support and Professional Services

Unify’s customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy and manage applications.

Customer Support and Maintenance

Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in Sacramento, California and Paris, France. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual support contracts.

Consulting

Unify offers a full range of consulting services ranging from application implementation services including delivering proof of concepts to completed applications using our technology infrastructure. Our products allow companies to maximize return on investment, get to market quickly or be more efficient. Consulting services include: project implementations and application updates, business process-centric application development, Web-enablement, technology/knowledge transfer, application architecture audits and database tuning. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Education

Unify offers education courses provided on a regularly scheduled basis at Unify training centers located in Sacramento, California and Paris, France. We also offer on-site training at customer facilities.

As of April 30, 2005, we had a total of 13 employees engaged in providing professional services, 6 in support and 7 in consulting and training. Of those employees, 11 were located in the United States and 2 were located in Europe.

Product Development

We focus our development efforts on a combination of new development for our NavRisk and ViaMode applications and the Unify NXJ platform, as well as enhancing and broadening the functionality and ports of our database and application development products. During fiscal 2005, we developed and released Unify NXJ Version 10.5, ViaMode, a comprehensive application platform, as well as additional versions of our database and tools products. Additionally, we added the NavRisk policy administration and underwriting solution to our offerings with the acquisition of Acuitrek.

Our product development expenses for fiscal 2005, 2004, and 2003, were $2.8 million, $3.0 million and $4.1 million. In fiscal 2004, we made a strategic decision to focus more resources on sales and marketing initiatives which reduced product development expenditures 27% in fiscal 2004 compared to fiscal 2003.

Most of our current software products have been developed internally; however, we have licensed certain software components from third parties and we may do so again in the future. We are committed to delivering products that meet customer and market needs today and in future periods.

Our product development activities are conducted at the Sacramento, California headquarters facility. As of April 30, 2005, we had a total of 17 employees in product development, including 12 software development engineers.

Competition

The market for our software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. With the Unify NXJ platform, we compete in the market with providers of application platform suites, integrated services environments and business process management infrastructure software. These competitors include BEA Systems, (“BEA”), International Business Machines (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), FileNet Corporation and Pegasystems. With our NavRisk application, we compete with Computer Sciences Corporation (“CSC”) and Valley Oak.

The Company generally derives sales from new project initiatives, additional deployment of existing applications and product upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether or not to begin a new project initiative or upgrade or keep things status quo.

As new products and technologies are introduced, increased competition could result in fewer customer orders, reduced prices and reduced gross margins, any one of which could adversely affect our business, operating results, and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share. Such competition could adversely affect our ability to sell additional licenses and maintenance and support renewals on favorable terms.

We believe we compare favorably with respect to comprehensiveness of our offerings; ease of use and rich interface; product performance, quality and scalability; customer support and service; and price.

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

Employees

As of April 30, 2005, we had a total of 60 employees, including 17 in product development, 20 in sales and marketing, 13 in customer support, consulting, and training, and 10 in finance, information systems, operations and general administration. Of these employees, 51 were located in the United States, 8 were located in Europe and 1 was located in Australia.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Unify) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.unify.com our SEC filings on Form 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

RISK FACTORS

In evaluating the Company’s business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K and in our other filings with the SEC.

We are dependent on acceptance of our applications and business process automation products as well as the growth of the market.

We expect our applications business to account for an increasing percentage of future revenues and accordingly, we are devoting a substantial portion of our resources in the building of the sales model and marketing programs to gain market acceptance for it. As a result, factors adversely affecting the pricing of or demand for our NavRisk or ViaMode applications or for the Unify NXJ business process automation platform, such as, but not limited to, competition and technological change, would have an adverse effect on our business, operating results and financial condition. There can be no assurance that we will successfully market and sell these new products or enhanced versions of our existing products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview;” “Business—Products” and “—Product Development.”

If our customers are not able to successfully implement NavRisk, ViaMode or Unify NXJ applications, the viability of our products could be questioned and our reputation could be damaged, which could have adverse effects on our business, operating results and financial condition. In addition, we expect that a significant percentage of future revenues will continue to be derived from sales to existing customers. If these existing customers purchase competitive products, or have difficulty deploying applications built with Unify’s products, our relationships with these customers, revenues from sales of our products and other products and the Company’s business, operating results and financial condition could be adversely affected. See “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There can be no assurance that the market for our products will continue to grow. If these markets fail to grow, or grow more slowly than we currently anticipate, our business, operating results, and financial condition could be adversely affected.

We are subject to intense competition.

We have experienced and expect to continue to experience intense competition from current and future competitors including CSC, Valley Oak, BEA, IBM, Microsoft, FileNet Corporation, Pegasystems and Oracle.

Often, these competitors have significantly greater financial, technical, marketing and other resources than Unify, in addition to having greater name recognition and more extensive customer bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

We expect to face additional competition as other established and emerging companies enter the policy administration and underwriting applications market and the business process market, and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could adversely affect our business, operating results and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could adversely affect our ability to sell additional licenses and maintenance and support renewals on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could adversely affect our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competition, and the failure to do so would have an adverse effect upon our business, operating results and financial condition. See “Business—Competition.”

The markets in which we compete are subject to rapid technological change.

The applications software market in which we compete is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

Our future success will depend in part upon our ability to address the increasingly sophisticated needs of customers by developing new product functionality and enhancements that keep pace with technological developments, emerging industry standards and customer requirements.

There can be no assurance that NavRisk, ViaMode and Unify NXJ will continue to be perceived by our customers as technologically advantageous or that we will not experience difficulties that delay or prevent the sale of enhancements to existing products that meet with a significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed or if when released they fail to achieve market acceptance, our business, operating results, and financial condition would be adversely affected. See “Business—Product Development.”

We are dependent on indirect sales channels.

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 51%, 62% and 54% of our software license revenues for fiscal 2005, 2004 and 2003, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners could have an adverse effect on our business, operating results, and financial condition. See “Business—Sales, Marketing and Distribution.”

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers accounted for 65%, 68% and 54% of our total revenues, with the remainder from North America, in fiscal 2005, 2004 and 2003 respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business—Sales, Marketing and Distribution.”

Our stock price may be subject to volatility.

Unify’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Unify or its competitors’; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in our relationships with our customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in our senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

Unify’s stock trades over the counter on the “bulletin board.” Companies whose shares trade over-the-counter generally receive less analyst coverage and their shares are more thinly traded than stock that is traded on the Nasdaq National Market System or a major stock exchange. Our stock is therefore subject to greater price volatility than stock trading on national market systems or major exchanges.

Our quarterly operating results are subject to fluctuations and seasonal variability and quarterly results, including revenues, are therefore difficult to forecast.

Unify’s quarterly operating results have varied significantly in the past and we expect that they could vary significantly in the future. Such variations could result from the following factors: the size and timing of significant orders and their fulfillment; demand for our products; the quantity, timing and significance of our product enhancements and new product announcements or those of our competitors; our ability to attract and retain key employees; seasonality; changes in our pricing or our competitors’; realignments of our organizational structure; changes in the level of our operating expenses; incurrence of extraordinary operating expenses, changes in our sales incentive plans; budgeting cycles of our customers; customer order deferrals in anticipation of enhancements or new products offered by us or our competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because software technology is rapidly evolving, and our sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and varies substantially from customer to customer. Because we normally deliver products within a short time of receiving an order, we typically do not have a backlog of orders. As a result, to achieve our quarterly revenue objectives, we are dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, we generally recognize a substantial portion of our software license revenues at the end of a quarter. Our expense levels largely reflect our expectations for future revenue and are therefore relatively fixed in the short term; if revenue levels fall below expectations our operating results are likely to be disproportionately adversely affected.

With the recent expansion into vertical application business with our NavRisk and ViaMode products, our ability to recognize revenue is contingent upon receiving customer acceptance at completion of the application implementation. Based on uncertainty regarding the timing of receiving this customer acceptance, we may experience fluctuations in the amount of revenue recognized quarterly, significantly affecting our financial performance quarter to quarter.

We expect that our operating results will continue to be affected by the continually challenging IT economic environment as well as by seasonal trends. In particular, we anticipate relatively weak demand in the fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Our products are subject to lengthy sales cycles.

Our products are used to implement comprehensive solutions including policy administration and underwriting, transportation labor standards evaluations and process-centric, composite applications. As a result, the licensing and implementation of our applications and applications built using our products generally involve a five to ten week implementation time, a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

Our software products could contain defects and could be subject to potential release delays.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by us and current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have an adverse effect upon our business, operating results and financial condition. Additionally, if the release dates of any future Unify product line additions or enhancements are delayed or if when released they fail to achieve market acceptance, our business, operating results, financial condition and cash flows would be adversely affected. See “Business—Product Development.”

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

Unify is dependent on third-party suppliers for software which is embedded in some of its products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing such products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could adversely affect our business, operating results and financial condition. See “Business—Intellectual Property.”

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

Although there are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights, and we have received no notices that we are infringing or allegedly infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that we will be able to defend such claim or if necessary obtain licenses on reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require that we seek licenses from third parties and prevent us from developing and selling our products. Any of these situations could have an adverse effect on our business, operating results, and financial condition. See “Business—Intellectual Property.”

Our success is dependent upon the retention of key personnel and we may be unable to retain key employees.

Our future performance depends on the continued service of key technical, sales and senior management personnel. With the exception of Unify’s president and chief executive officer and the general manager of the Insurance Risk Management division who is the former president and chief executive officer of Acuitrek, there are no other Unify technical, sales, executive or senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain its key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

Our disclosure controls and procedures and our internal control over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances.

While we believe we currently have adequate internal control over financial reporting, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems. Any breakdown in our control systems, whether or not foreseeable by management, could cause investors to lose confidence in the accuracy of our financial reporting and may have an adverse impact on our business and on the market price for Unify’s common stock.

ITEM 2.                PROPERTIES

Unify’s principal administrative offices and headquarters are in Sacramento, California where we lease a 38,000 square foot facility. We also lease sales and support offices in the United Kingdom and France. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.                LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2005, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

During fiscal 2005, Unify’s common stock was traded on the Over-The-Counter Bulletin Board (OTC BB) under the symbol UNFY.BB. The following table sets forth the average high and low sales prices as reported on the over-the counter market for shares of our common stock for the periods indicated. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2005
Fourth Quarter	$0.66	$0.45
Third Quarter	0.66	0.38
Second Quarter	0.65	0.37
First Quarter	1.01	0.65
Fiscal 2004
Fourth Quarter	$1.36	$0.90
Third Quarter	1.39	0.67
Second Quarter	0.84	0.30
First Quarter	0.43	0.27

Common Stockholders of Record

At June 30, 2005, there were approximately 287 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$5,205	$6,111	$5,895	$7,303	$7,229
Services	6,098	5,814	6,278	6,297	7,074
Total revenues	11,303	11,925	12,173	13,600	14,303
Cost of revenues:
Software licenses	336	595	263	498	662
Services	1,328	1,299	1,133	1,442	3,085
Total cost of revenues	1,664	1,894	1,396	1,940	3,747
Gross profit	9,639	10,031	10,777	11,660	10,556
Operating expenses:
Product development	2,814	2,996	4,108	4,099	4,912
Selling, general and administrative	9,225	7,840	6,391	4,740	14,053
Write-down of other investments	0	175	200	1,300	3,650
Total operating expenses	12,039	11,011	10,699	10,139	22,615
Income (loss) from operations	(2,400)	(980)	78	1,521	(12,059)
Other income (expense), net	44	(27)	3	36	(213)
Income (loss) before income taxes	(2,356)	(1,007)	81	1,557	(12,272)
Provision (benefit) for income taxes	8	3	(38)	(10)	59
Net income (loss)	$(2,364)	$(1,010)	$119	$1,567	$(12,331)
Net income (loss) per share:
Basic	$(0.09)	$(0.05)	$0.01	$0.08	$(0.65)
Diluted	$(0.09)	$(0.05)	$0.01	$0.08	$(0.65)
Shares used in computing net income (loss) per share:
Basic	27,777	21,558	20,939	20,232	18,979
Diluted	27,777	21,558	21,693	20,779	18,979

	April 30, 2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$3,675	$6,606	$3,030	$2,993	$3,084
Restricted cash	—	—	—	—	118
Working capital (deficit)	760	3,816	658	65	(3,929)
Total assets	9,490	10,743	6,675	7,717	9,344
Long-term debt, net of current portion	31	—	—	200	—
Total stockholders’ equity (deficit)	2,567	4,492	1,509	971	(1,202)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements that involve risks and uncertainties and should be read in conjunction with the cautionary language applicable to such forward-looking statements described above in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Risk Factors discussed in this Annual Report and in the Company’s other filings with the SEC.

Overview

Unify (the “Company”, “we”, “us” or “our”) provides business process automation software solutions, including market leading applications for specialty markets within the insurance and transportation industries. Our solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through our industry expertise and technologies, we help organizations reduce risk, drive business optimization, apply governance, and increase customer and member services.

Our products include vertical application software for alternative risk insurance markets and transportation labor standards, and infrastructure and database software that helps our customers build business process, information-rich and database-driven applications. Our products enable organizations to rapidly, efficiently and seamlessly deliver the right information to the right people at the right time. By consolidating, automating and managing data, our customers see increases in efficiencies and services, as well as reductions in costs.

In February 2005, we acquired privately-held Acuitrek Inc., a provider of policy administration and underwriting solutions for the alternative risk management market. The acquisition was the result of our expanded strategy to penetrate specialty, underserved markets with our solutions. As a result, Unify now offers solutions to the alternative risk market, in particular public entity risk pools made up of cities, counties, special districts, third party administrators and insurance carriers that administer self insurance funds for public entities.

Our customers also include corporate information technology departments (“IT”), software value added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We are headquartered in Sacramento, California with a subsidiary office in Paris, France and sales offices in the United Kingdom (“UK”) and Australia. We market and sell products directly in the United States, UK, France and Australia, and indirectly through worldwide distributors in Japan, Russia, South Africa, Italy, Brazil and Latin America with customers in more than 45 countries.

Our mission is to deliver infrastructure and application software solutions that give customers transactional efficiency, a rich user experience and quality information cost effectively and with a high degree of customer satisfaction. Our strategy is to leverage our award-winning technology with our newly acquired vertical applications to deliver a broad set of solutions to the market that streamline and automate processes and workflow; present rich user experiences; and deliver consolidated information from multiple sources. We believe that by integrating our technology and applications, we have created a unique and compelling offering in our marketplace. By combining best-of-breed capabilities, we offer customers a better way to manage, integrate, view and report data to help them drive their business objectives.

We are organized into two business units comprised of the Insurance Risk Management division and Unify Business Solutions division.

Insurance Risk Management

As a result of the acquisition of Acuitrek, we formed the Insurance Risk Management (IRM) division. The integration of the companies was completed during the fourth quarter with IRM now including all former Acuitrek employees, combined with the addition of Unify resources to support expansion and growth of the division. The division is responsible for the development, implementation and sales of the NavRisk suite of products. NavRisk is a policy administration and underwriting application that automates labor-intensive processes, streamlines access to information, and integrates and automates delivery of information for pools, policy administrators and brokers.

The NavRisk application is configured uniquely for each customer based on the customer specific premium rating requirements. The NavRisk application is generally licensed with a three year term, plus mandatory maintenance, with additional professional services for customization as required by the customer. IRM customer contracts are typically billed at contract signing, a midpoint project milestone and upon project completion. As a result, the application license fee is deferred until the customer acceptance is received. Upon acceptance, the license fee will be recognized, which in some instances can take up to two quarters.

Acuitrek was acquired in the fourth quarter of fiscal 2005 and therefore there were no software license revenues for fiscal 2005 and minimal maintenance revenues. Following the acquisition, the Company entered into two contracts which required deferral of license revenue until customer acceptance. The April 2005 Balance Sheet reflects deferred revenue of $157,000 for these contracts. During the fourth quarter, this division incurred approximately $0.2 million in operating expenses, primarily salaries, which are included in Selling, General and Administrative expenses for fiscal 2005.

Unify Business Solutions

Unify Business Solutions is comprised of our technology products and customer base. Our technology products include Unify NXJ, ACCELL, DataServer and Vision product families. Our customers are corporate end users IT departments, ISVs and our worldwide distributors. This division is dedicated to providing exceptional technology to this customer base and to continue to meet their current and future technology needs. This division serves our extensive customer installed base including sales and marketing, support, and professional services. Included in the division is our transportation labor standards application, ViaMode, which was built on our Unify NXJ technology.

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end user customers, independent software vendors and value added resellers. The Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, “Software Revenue Recognition”.  We exercise judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

Revenue is recognized when a noncancelable license agreement has been signed or other persuasive evidence of an arrangement exists, the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, all uncertainties regarding customer acceptance are resolved and collectibility is probable.

The Company’s customer contracts include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. The Company then allocates the remaining balance to the delivered element (the software license) regardless of any separate prices stated within the contract using the residual method as the fair value of all undelivered elements is determinable.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Changes in the allocation of the sales price between the elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. We may modify our pricing practices in the future, which could result in changes in our VSOE of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

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

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At April 30, 2005, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized $175,000 in impairment losses related to long-term investments in fiscal 2004. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of April 30, 2005, we have approximately $20 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2005	2004	2003
Revenues:
Software licenses	46.0%	51.2%	48.4%
Services	54.0	48.8	51.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	3.0	5.0	2.2
Services	11.8	10.9	9.3
Total cost of revenues	14.8	15.9	11.5
Gross profit	85.2	84.1	88.5
Operating expenses:
Product development	24.9	25.1	33.7
Selling, general and administrative	81.6	65.7	52.6
Write-down of other investments	0.0	1.5	1.6
Total operating expenses	106.5	92.3	87.9
Income (loss) from operations	(21.3)	(8.2)	0.6
Other income (expense), net	0.4	(0.2)	0.1
Income (loss) before income taxes	(20.9)	(8.4)	0.7
Provision (benefit) for income taxes	0.0	0.1	0.3
Net income (loss)	(20.9)%	(8.5)%	1.0%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 51%, 62%, and 54% of our software license revenues for fiscal 2005, 2004 and 2003, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 65%, 68%, and 54% of total revenues in fiscal years 2005, 2004 and 2003, respectively.

Total revenues in fiscal 2005 were $11.3 million, a decrease of $0.6 million or 5% from fiscal 2004 revenues of $11.9 million. Total software licenses revenues were $5.2 million, a decrease of $0.9 million or 15% from fiscal 2004 while total services revenues were $6.1 million, an increase of $0.3 million or 5% from fiscal 2004. Total revenues in fiscal 2004 were $11.9 million, a decrease of $0.2 million or 2% from fiscal 2003 revenues of $12.2 million. Total software license revenues increased by $0.2 million or 4% from fiscal 2003 while total service revenues decreased $0.5 million or 7% from fiscal 2003.

For fiscal 2005, the decrease in software license revenues of $0.9 million as compared to fiscal 2004 consists of new product revenues from our application products of $0.1 million, offset by a $0.2 million or 24% decrease in NXJ licenses, and a $0.8 million or 15% decrease in the database and tools products. The expected revenue growth from Unify NXJ did not materialize in fiscal 2005 as we had limited success attracting new customers, despite multiple NXJ product awards and customer success stories. We did experience customer wins from the Company’s existing installed base of IT and ISV customers and expect to see this trend continue during fiscal 2006. The decrease in database and tools product licenses year over year is subject to the timing of product upgrades, end user customers purchasing additional runtime licenses or upgrading hardware, and the health of our partner’s business and the number of runtime licenses generated from sales of their applications. Based upon the performance of the database and tools products for the last three years, we anticipate these revenues will continue to decline in fiscal 2006, but at a reduced rate as a result of an improved database and tools focused sales strategy and centralized, stronger sales management for all territories. We expect revenue from the application product families (NavRisk and ViaMode) to become significant over the next several years and eventually offset the database and tools revenue declines.

For fiscal 2005, software license revenues from North America increased to 33% of total software licenses, up from 29% of total software licenses in fiscal 2004. Software license revenues from North America in absolute dollars were flat at $1.7 million. Software license revenues from our European territory were $2.3 million, a decrease of $0.2 million or 6%. Software license revenues from our distribution territories were $1.1 million, down $0.8 million or 43% from fiscal 2004 representing 80% of the total software license revenues decrease for fiscal 2005. The majority of the distribution territories decrease can be attributed to the Russian territory, with historical performance that is typically very strong every other year. In fiscal 2004, the territory had a strong performance followed by a moderate performance in fiscal 2005. Because of the significance of the distribution territory and the dramatic impact on the company’s financial performance, we centralized the management of all the non-European distributors back to corporate headquarters with the expectation of reversing this year over year decline. For fiscal 2004, software license revenues were $6.1 million, an increase of $0.2 million or 4% from $5.9 million in fiscal 2003. Software license revenues from North America decreased to 29% of total software licenses, down from 49% of total software licenses in fiscal 2003. Software license revenues from North America were $1.8 million, a decrease of 38% from fiscal 2003. These decreases in software license revenues in North America were from the decline in database and tools product licenses year over year as those revenues are subject to the timing of product upgrades and customers purchasing additional runtime licenses and the sales team was focused on sales of Unify NXJ. Sales of Unify NXJ from North America did substantially increase in fiscal 2004, but the absolute dollars did not offset the decrease in database and tools product licenses during the year. Software license revenues from outside of North America were $4.3 million, an increase of 44% from fiscal 2003. This increase was primarily from an increase in the database and tools products revenues with the largest contribution coming from the Russian territory.

For fiscal 2005, consulting and training revenues were $0.6 million, an increase of $0.3 million or 100% as compared to fiscal 2004 as the Company provided additional consulting services implementing NXJ projects for North American customers. Consulting revenues for fiscal 2004 were $0.3 million and $0.7 million in fiscal 2003. In fiscal 2005, we renewed approximately 79% of our maintenance agreements, consistent with the previous years. Maintenance revenues remained consistent at $5.5 million for fiscal 2005, 2004 and 2003. The changes in total services revenue were entirely attributable to the changes in consulting revenues for fiscal 2005, 2004 and 2003.

Cost of Revenues

Cost of Software Licenses.   Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $0.3 million for fiscal 2005, $0.6 million for fiscal 2004 and $0.3 million for fiscal 2003. The increase noted in fiscal 2004 was the result of higher third party royalties paid and the amortization of purchased technology. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties are amortized ratably over their expected useful lives.

Cost of Services.   Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting services. Total cost of services was $1.3 million for fiscal 2005, $1.3 million for fiscal 2004 and $1.1 million for fiscal 2003. The increase in fiscal 2004 from fiscal 2003 was the result of additional costs to support NXJ customers. Cost of services generally has a high component of fixed costs and therefore does not fluctuate directly with changes in services revenues. Our cost of services as a percent of services revenues in fiscal 2005 was 22% as compared to 22% in fiscal 2004 and 18% in fiscal 2003. We continue to carefully monitor and strive to improve the efficiency of our support, consulting and training operations. In fiscal 2006, we expect to expand our consulting and implementation teams as our application product customer wins increase. As a result, our service costs will increase and, as there is generally a period of time between when additional consulting personnel are hired and when they become fully productive, our results of operations may be adversely affected by the expansion of our services teams.

Operating Expenses

Product Development.   Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $2.8 million in fiscal 2005, $3.0 million in fiscal 2004 and $4.1 million in fiscal 2003. The decrease in fiscal 2004 was primarily the result of a reduction in the work force in June 2003 as the Company reduced its product development costs as part of a restructuring designed to afford increased investments in sales and marketing, particularly for Unify NXJ. Product development costs as a percentage of total revenues were 25% in fiscal 2005 and 2004 and 34% in fiscal 2003. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development in line with typical software industry averages.

Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and incentive pay, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $9.2 million in fiscal 2005, $7.8 million for 2004 and $6.4 million for 2003. As a percentage of total revenue, SG&A expenses were 82% in fiscal 2005, 66% in fiscal 2004 and 53% in fiscal 2003. However, included in fiscal 2005 SG&A expenses are $1.1 million of non-operating expenses consisting of restructuring and severance costs for the North American and UK sales management teams and the conversion of the UK subsidiary to a sales office. As of April 30, 2005, the Company had a remaining severance accrual balance of $57 thousand which was paid during the first quarter of fiscal 2005. The major components of SG&A for fiscal 2005, net of the non-operating expenses, were sales expenses of $4.8 million, marketing expenses of $1.2 million and general and administrative expenses of $2.2 million. Sales expenses increased by $0.2 million, net of $0.7 million of restructuring and severance charges. Marketing expenses increased by $0.6 million as a result of increased spending in lead generation and analyst relations for the NXJ products. General and administrative expenses decreased by $0.5 million, net of $0.4 million of restructuring to a more normalized expense level. For fiscal 2004, the major components of SG&A were sales expenses of $4.5 million, marketing expenses of $0.6 million, and general and administrative expenses of $2.7 million. Sales expenses increased $1.0 million from fiscal 2003 as the Company increased its business development activities, hired a new Vice President of sales and marketing, and increased its direct sales force and telemarketing staff to focus on increasing sales of Unify NXJ. Marketing expenses were flat during the same period. General and administrative expenses increased by $0.6 million fiscal 2004 compared to fiscal 2003, primarily due to increases in professional fees associated with legal and accounting.

Write-down of Other Investments.   We continue to periodically review the recorded value of our investments. In fiscal 2004, we reduced the carrying value of our investment in Arango Software International, Inc. from $350,000 to its estimated fair value of $175,000. During fiscal 2003, we recorded impairment charges of $0.2 million related to Arango and Evergreen Internet, Inc. We record an investment impairment charge if and when we believe an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment, thereby possibly requiring additional impairment charges in the future.

Other Income (Expense).   Other income (expense), net consists primarily of foreign exchange gains and losses, interest earned by the Company on our cash, cash equivalents and short-term investments offset by interest expense incurred on debt. Other income (expense) was $44,000, ($27,000) and $3,000 in fiscal 2005, 2004 and 2003, respectively.

Provision for Income Taxes.   For fiscal 2005, we recorded state income expense of $8,000 and with no federal or foreign tax provisions due to reported net losses. For fiscal 2004, we recorded a foreign income tax expense of $9,000 and a federal tax benefit of $6,000 for federal income tax refunds from prior periods related to NOL carry backs. For fiscal 2003, we recorded a foreign income tax benefit as a result of refunds applied for and a minimal state and federal tax benefit. At April 30, 2005, we had net operating losses for federal tax purposes of approximately $49.1 million.

Liquidity and Capital Resources

At April 30, 2005, the Company had cash, cash equivalents and short-term investments of $3.7 million, compared to $6.6 million at April 30, 2004. Working capital decreased by $3.0 million to $0.8 million at April 30, 2005 from $3.8 million at April 30, 2004.

The Company completed a private financing on April 28, 2004, in which it received $3,696,000, net of expenses. The proceeds from the offering were received from the sale of 5,633,900 shares of common stock and warrants representing the right to acquire an additional 2,253,560 shares of the Company’s common stock at an exercise price of $.90 per share. Due to the initial issuance of shares in the acquisition of Acuitrek in February 2005, which caused the application of the anti-dilution provision of the warrants, the warrant exercise price has been adjusted to $0.89 per share and the total number of warrant shares purchasable on exercise of the warrants has increased to 2,272,715 shares. Any future issuance of shares with respect to the Acuitrek transaction will not trigger application of these anti-dilution provisions. The warrants vested immediately upon issuance. There were no warrants exercised as of April 30, 2005.

The Company has a line of credit arrangement with Silicon Valley Bank which was put in place during the first quarter of fiscal 2005. As of April 30, 2005 the Company had no outstanding debt balance under the line of credit. The line of credit has a borrowing limit of $1.0 million; as of April 30, 2005, based upon the amount of its eligible assets at that time, the Company had available for borrowing up to $0.9 million. This line of credit expired on June 2, 2005. In addition, as of April 30, 2005 the Company had a term loan, also with Silicon Valley Bank, with a balance of $0.1 million. On June 5, 2005, the Company renewed the $1.0 million revolving line of credit and the outstanding term loans plus additional term loans up to $250,000 with Silicon Valley Bank (see Note 6 and 7 in footnotes to Consolidated Financial Statements). This line of credit is secured by qualifying foreign and domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and has a one-year term. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5%, respectively. The prime rate used to calculate interest shall not be less than 4.0%.

We currently believe that existing cash ($3.7 million as of April 30, 2005), forecasted operating cash flows for fiscal year 2006, and the credit facility, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2006. The operating plan assumes normal operations for the Company, capital expenditures of approximately $250,000 and required interest and principal payments on debt.

In fiscal 2006, we plan to aggressively market our new application and NXJ products as well as continue to provide excellent technology products to our existing customers. The fiscal 2006 plan requires few additional strategic investments in sales or marketing. We will add installation resources, as necessary, to support our application product line growth. We believe our fiscal 2006 plan will return the company to a neutral cash flow position with these growth initiatives in conjunction with our dramatic changes in the Company cost structure in our UK and North American sales operations. We believe that the $1.0 million secured line of credit obtained from Silicon Valley Bank in June 2005 will be adequate to meet our borrowing needs over the next twelve months. However, there is no assurance our plans will be successful.

Operating Cash Flows.   In fiscal 2005, we had negative cash flows from operations totaling $2.4 million. This compares to fiscal 2004 and 2003 where cash flows from operations were negative $0.1 million and positive $0.4 million, respectively. The negative operating cash flow for fiscal 2005 principally resulted from $2.4 million in net loss, a $0.3 million increase in other accrued liabilities, a $0.2 million decrease in deferred revenue, a $0.1 million increase in accrued compensation, and a $0.1 million increase in prepaid expenses and other expenses. Offsetting these amounts was a $0.4 million decrease in accounts receivable, a $0.1 increase in accounts payable and $0.2 million in depreciation.

In fiscal 2004, we had negative cash flows from operations totaling $0.1 million. The negative operating cash flow for fiscal 2004 principally resulted from $1.0 million in net loss, offset by both a $0.6 million increase in other accrued liabilities, and a $0.3 million increase in deferred revenue. Other factors included $0.2 million in depreciation, $0.2 million write-down of other investments, $0.1 million in stock-based expense, together with a $0.2 million increase in accounts receivable, a $0.2 million increase in prepaid expenses and offset by a net $0.1 million increase in accounts payable and accrued compensation.

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

Investing Cash Flows.   Net cash and cash equivalents used by investing activities approximated $0.7 million for fiscal 2005. Net cash and cash equivalents used by investing activities approximated $0.2 million in fiscal 2004 and $0.2 million in fiscal 2003. The use of cash by investing activities for fiscal 2005 was $0.2 million for capital expenditures, and $0.5 million for the purchase of Acuitrek, The use of cash by investing activities for fiscal 2004 and 2003 was $0.2 million of capital expenditures for both years.

Financing Cash Flows.   Cash provided by financing activities in fiscal 2005 was $0.1 million, $3.8 million in fiscal 2004 and cash used in financing activities was $0.4 million in fiscal 2003. The cash provided in 2005 was the result of $0.1 million from the proceeds of the issuance of common stock from stock options exercises and purchases under the employee stock purchase plan with principal payments and borrowings under debt obligations offsetting each other. The cash provided in fiscal 2004 was the result of $3.8 million from the proceeds of the issuance of common stock from a private financing closed in April 2004, the issuance of common stock from stock options exercises, and purchases under the employee stock purchase plan. Cash was also provided by the collection of notes receivable from a stockholder of $0.1 million with principal payments and borrowings under debt obligations offsetting each other. The cash used in fiscal 2003 was the result of $0.3 million decrease in amounts payable to minority stockholders, a $0.2 million repayment of debt obligations and $0.1 million received for the issuance of our common stock.

A summary of certain contractual obligations as April 30, 2005 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
Long-Term Debt	$197	$166	$31	—	—
Other Long-Term Liabilities	72	—	—	—	$72
Operating Leases	2,929	1,079	1,828	$22	—
Total Contractual Cash Obligations	$3,198	$1,245	$1,859	$22	$72

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005. The Company has not completed the process of evaluating the impact that will result from adopting this pronouncement. The Company is therefore unable to disclose the impact that adopting FASB Statement 123R will have on its financial position, cash flows or results of operations when such statement is adopted.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and are required to be adopted by the Company in the second quarter of fiscal 2006. The Company anticipates the adoption of Statement 153 will not have a material impact to our financial position, cash flows or results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.   The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and investments, which totaled $3.7 million at April 30, 2005. Unify had no short-term investments at April 30 in fiscal 2005 or 2004. Additionally, the Company does not believe its exposure to interest rate risk is material for debt. On a combined basis, the current and long-term portions of debt totaled $.2 million at April 30, 2005 and $.1 million at April 30, 2004.

Unify does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

Foreign Currency Exchange Rate Risk.   As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, Japan and Australia. For example, when the U.S. dollar strengthens against the major European currencies, it results in lower revenues and expenses recorded for those regions when translated into U.S. dollars.

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiary in France. At April 30, 2005, the Company had $0.1 million in such receivables denominated in Euros. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 (a) for an index to the financial statements and supplementary financial information, which are filed, as part of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on December 15, 2004, our Board of Directors dismissed the firm of Ernst and Young LLP (“Ernst and Young”) as our Independent Registered Public Accounting Firm effective December 15, 2004. In addition, the Board of Directors approved the engagement of Grant Thornton LLP (“Grant Thornton”) as our Independent Registered Public Accounting Firm for the fiscal year ending

April 30, 2005. The Audit Committee of the Board of Directors approved the change in Independent Registered Public Accounting Firms on December 15, 2004.

The reports of Ernst and Young on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of our financial statements for each of the two fiscal years ended April 30, 2004 through the date of dismissal, there were no disagreements with Ernst and Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst and Young, would have caused Ernst and Young to make reference to the matter in their report.

During the two fiscal years ended April 30, 2004, and through December 15, 2004, we did not consult Grant Thornton regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

On December 15, 2004, pursuant to the approval of the Audit Committee of our Board of Directors, we engaged Grant Thornton LLP (“Grant Thornton”) to serve as our independent auditors. During the fiscal year ended April 30, 2004 and during the subsequent period through December 15, 2004, we did not consult with Grant Thornton on any accounting or auditing issues.

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

(b)   Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions “Directors and Executive Officers”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders (the “2005 Annual Meeting of Stockholders”) and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Executive Compensation and Other Matters” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption “Executive Compensation and Other Matters” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Executive Compensation and Other Matters” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

1.    Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	58

All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits—See Item 15(b) below.

(b)          Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Registrant(1)
4.1	Form of Stock Certificate(1)
4.2	Form of Warrant(5)
10.2*	1991 Stock Option Plan, as amended(1)
10.3*	1996 Employee Stock Purchase Plan(1), (3)
10.4	Form of Indemnification Agreement(1)
10.6	Office Building Lease for Sacramento Facility, Dated December 17, 1999(2)
10.8*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000(4)
10.9*	2001 Stock Plan(3)
10.10

Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004 and June 5, 2005 and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005

10.11	Purchase Agreement dated April 23, 2004(6)
10.12	Registration Rights Agreement dated April 26, 2004(6)

10.13	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999(6)
10.14	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003(6)
10.15	Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005(7)
10.16	Acuitrek Inc. Registration Rights Agreement dated February 2, 2005(7)
14	Code of Ethics for Senior Officers(6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(4)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(5)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)          Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

*                    Exhibit pertains to a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION
	By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer
Dated: July 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	July 26, 2005
Todd E. Wille	(Principal Executive Officer)
/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	July 26, 2005
Steven D. Bonham	(Principal Financial and Accounting Officer)
/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	July 26, 2005
Steven D. Whiteman
/s/ ROBERT J. MAJTELES	Director	July 26, 2005
Robert J. Majteles
/s/ TERY R. LARREW	Director	July 26, 2005
Tery R. Larrew

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Unify Corporation

We have audited the accompanying consolidated balance sheet of Unify Corporation as of April 30, 2005 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unify Corporation as of April 30, 2005 and the results of its operation and its cash flow for the year ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purpose of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Reno, Nevada
May 19, 2005 (except for Note 17, as to which the date is June 5, 2005)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Unify Corporation:

We have audited the accompanying consolidated balance sheet of Unify Corporation as of April 30, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for years ended April 30, 2004 and 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a) 2 for the years ended April 30, 2004 and 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unify Corporation at April 30, 2004, and the consolidated results of its operations and its cash flows for each of the years ended April 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended April 30, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Sacramento, California
June 3, 2004

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2005	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,675	$6,606
Accounts receivable, net of allowances of $195 in 2005, and $175 in 2004	2,519	2,650
Accounts receivable-related party	92	198
Prepaid expenses and other current assets	656	543
Total current assets	6,942	9,997
Property and equipment, net	429	338
Other investments	214	214
Goodwill and intangible assets	1,739	—
Other assets, net of allowances of $178 in 2005, and $357 in 2004	166	194
Total assets	$9,490	$10,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	739	$523
Current portion of long term debt	102	146
Current portion of long term debt-related party	64	—
Other accrued liabilities	1,336	1,340
Accrued compensation and related expenses	721	812
Deferred revenue	3,220	3,360
Total current liabilities	6,182	6,181
Long term debt, net of current portion	31	—
Royalty payable	514	—
Accrued support obligations	124	—
Other long term liabilities	72	70
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 28,442,657 and 27,273,920 shares outstanding in 2005 and 2004	28	27
Additional paid-in capital	63,588	63,205
Accumulated other comprehensive income	73	18
Accumulated deficit	(61,122)	(58,758)
Total stockholders’ equity	2,567	4,492
Total liabilities and stockholders’ equity	$9,490	$10,743

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2005	2004	2003
Revenues:
Software licenses	$5,205	$6,111	$5,895
Services	6,098	5,814	6,278
Total revenues	11,303	11,925	12,173
Cost of revenues:
Software licenses	336	595	263
Services	1,328	1,299	1,133
Total cost of revenues	1,664	1,894	1,396
Gross profit	9,639	10,031	10,777
Operating expenses:
Product development	2,814	2,996	4,108
Selling, general and administrative	9,225	7,840	6,391
Write-down of other investments	—	175	200
Total operating expenses	12,039	11,011	10,699
Income (loss) from operations	(2,400)	(980)	78
Other income (expense), net	44	(27)	3
Income (loss) before income taxes	(2,356)	(1,007)	81
Provision (benefit) for income taxes	8	3	(38)
Net income (loss)	$(2,364)	$(1,010)	$119
Net income (loss) per share:
Basic	$(0.09)	$(0.05)	$0.01
Diluted	$(0.09)	$(0.05)	$0.01
Shares used in computing net income (loss) per share:
Basic	27,777	21,558	20,939
Diluted	27,777	21,558	21,693

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In	Note Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive Income
	Shares	Amount	Capital	Stockholder	Income (loss)	Deficit	Equity	(Loss)
Balances at April 30, 2002	20,338,663	$20	$59,088	$(60)	$(210)	$(57,867)	$971
Comprehensive income
Net income	—	—	—	—	—	119	119	$119
Translation adjustments	—	—	—	—	167	—	167	167
Total comprehensive income								$286
Exercise of stock options	90,849	—	17	—	—	—	17
Issuance of common stock under employee stock purchase plan	478,308	1	104	—	—	—	105
Stock-based compensation	258,196	—	130	—	—	—	130
Balances at April 30, 2003	21,166,016	$21	$59,339	$(60)	$(43)	$(57,748)	$1,509
Comprehensive loss
Net loss	—	—	—	—	—	(1,010)	(1,010)	$(1,010)
Translation adjustments	—	—	—	—	61	—	61	61
Total comprehensive loss								$(949)
Issuance of common stock	5,665,500	6	3,702	—	—	—	3,708
Issuance of common stock warrants	—	—	32	—	—	—	32
Exercise of stock options	114,308	—	28	—	—	—	28
Issuance of common stock under employee stock purchase plan	228,096	—	64	—	—	—	64
Stock-based compensation	100,000	—	40	—	—	—	40
Repayment of note receivable from stockholder	—	—	—	60	—	—	60
Balances at April 30, 2004	27,273,920	$27	$63,205	$—	$18	$(58,758)	$4,492
Comprehensive loss
Net loss	—	—	—	—	—	(2,364)	(2,364)	$(2,364)
Translation adjustments	—	—	—	—	55	—	55	55
Total comprehensive loss								$(2,309)
Issuance of common stock	520,833	1	249	—	—	—	250
Costs related to private placement	—	—	(93)	—	—	—	(93)
Issuance of common stock warrants	—	—	3	—	—	—	3
Net exercise of common stock warrants	68,016	—	—	—	—	—	—
Exercise of stock options	269,170		83	—	—	—	83
Issuance of common stock under employee stock purchase plan	268,162	—	101	—	—	—	101
Stock-based compensation	42,556		40	—	—	—	40
Balances at April 30, 2005	28,442,657	$28	$63,588	$—	$73	$(61,122)	$2,567

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,364)	$(1,010)	$119
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation	186	165	233
Write-down of other investments	—	178	200
Amortization	30	—	—
Fulfillment of support obligations	(99)	—	—
Employee stock based expense	40	40	130
Non employee stock based expense	3	44	—
Changes in operating assets and liabilities:
Accounts receivable	427	(240)	1,092
Prepaid expenses and other current assets	(123)	(244)	66
Accounts payable	138	(35)	(79)
Accrued compensation and related expenses	(113)	134	(79)
Other accrued liabilities	(296)	588	(632)
Deferred revenue	(196)	299	(608)
Net cash provided by (used in) operating activities	(2,367)	(81)	442
Cash flows from investing activities:
Acquisition, net of cash acquired	(504)	—	—
Purchases of property and equipment	(208)	(210)	(178)
Increase in other investments	—	—	(3)
Decrease (increase) in other assets	4	(19)	15
Net cash used in investing activities	(708)	(229)	(166)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	92	3,788	122
Borrowings under debt obligations	1,681	295	—
Principal payments under debt obligations	(1,694)	(349)	(240)
Payable to minority interest stockholders	—	—	(309)
Collection of notes receivable from stockholder	—	60	—
Net cash provided by (used in) financing activities	79	3,794	(427)
Effect of exchange rate changes on cash	65	92	188
Net increase (decrease) in cash and cash equivalents	(2,931)	3,576	37
Cash and cash equivalents, beginning of year	6,606	3,030	2,993
Cash and cash equivalents, end of year	$3,675	$6,606	$3,030
Supplemental noncash investing and financing activities:
Common stock issued in acquisition	$250	$—	$—
Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	(42)	2	3
Income taxes	$6	$(112)	$(52)

See accompanying notes

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   The Company and Summary of Significant Accounting Policies

The Company

Unify provides business process automation software solutions, including applications for specialty markets within the insurance and transportation industries. Our solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through our industry expertise and market leading technologies, we help organizations reduce risk, drive business optimization, apply governance, and increase customer and member services. Our customers are in a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. Unify is headquartered in Sacramento, California and has offices in the United Kingdom, France and Australia.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The functional currency of the Company’s foreign subsidiary is their local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income (loss) and recorded in other comprehensive income (loss).

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assessment of the carrying value of the other investments and the allowance for doubtful accounts for accounts receivable, long-term receivables and notes receivable. Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks and money market funds.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable approximate fair value because the interest rates are tied to the prime rate.

Concentrations of Credit Risk and Credit Evaluations

Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and investments. The Company places its cash, cash equivalents and investments primarily with three financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 2005, 2004 and 2003. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 65%, 68% and 54% of total revenues in fiscal years 2005, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established to ensure trade receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. Additional reserves for individual accounts are recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Following is a schedule that details activity for the allowance for doubtful accounts and the allowance for long-term accounts and notes receivable.

	Balance at Beginning of Period	Additions Charged to Operating Expenses	Deductions: Write-offs of Accounts	Additions (Deductions): Transfers Between Accounts	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2003	$318	$44	$(162)	$52	$252
Year ended April 30, 2004	252	(79)	1	1	175
Year ended April 30, 2005	175	27	(7)	—	195
Allowance for long-term accounts and notes receivable—reflected in other assets:
Year ended April 30, 2003	$1,296	$(117)	$(831)	$—	$348
Year ended April 30, 2004	348	45	(36)	—	357
Year ended April 30, 2005	357	—	(179)	—	178

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

Capitalized Software

Under the criteria set forth in Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product. With respect to the Company’s software development process, technological feasibility is established upon completion of a working model. To date, the Company’s products have been released shortly after reaching technological feasibility. Therefore, development costs incurred after completion of a working model and prior to general release have not been significant. Accordingly, no software development costs have been capitalized by the Company to date.

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

The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of the long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of May 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented (Note 5).

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, typically three years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods (Note 5).

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end user customers, independent software vendors and value added resellers. The Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, “Software Revenue Recognition”. We exercise judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

Revenue is recognized when a noncancelable license agreement has been signed or other persuasive evidence of an arrangement exists, the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, all uncertainties regarding customer acceptance are resolved and collectibility is probable.

The Company’s customer contracts include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the fair value of all undelivered elements is determinable.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

The Company’s license agreements generally include certain provisions for indemnifying customers against liabilities if its product or services infringe upon a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), the Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.

SFAS 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company’s stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 222.6% in fiscal 2005, 117% in fiscal 2004 and 128% in fiscal 2003; risk-free interest rates, 3.3% in fiscal 2005, 1.7% in fiscal 2004 and 2.1% in fiscal 2003; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net income (loss) and net income (loss) per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended April 30,
	2005	2004	2003
Net income (loss) as reported	$(2,364)	$(1,010)	$119
Add: stock-based employee compensation included in reported net loss	40	40	130
Less: stock-based employee compensation expense, determined under fair value method for all awards	(583)	(288)	(519)
Pro forma net income (loss)	$(2,907)	$(1,258)	$(270)
Net income(loss) per share (basic and diluted), as reported	$(0.09)	$(0.05)	$0.01
Net income(loss) per share (basic and diluted), pro forma	$(0.10)	$(0.06)	$(0.01)

Income Taxes

Deferred taxes are recorded for the difference between the financial statement and tax basis of the Company’s assets and liabilities and net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries as they are considered to be permanently invested.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal year 2005 and 2004 as their effect would be antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and comprehensive income (loss). The Company’s components of other comprehensive income (loss) are gains and losses on foreign currency translation.

Segment Reporting

For fiscal 2004 and 2003, the Company had two reportable segments, the Americas and Europe, which are organized, managed and analyzed geographically and operate in the infrastructure software segment selling and marketing application development software and related services. In fiscal 2005, a third reportable segment, Insurance Risk Management division, which sells and markets the NavRisk application, was added as a result of the acquisition of Acuitrek (see Note 2).

Recently Issued Accounting Standards

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005. The Company has not completed the process of evaluating the impact that will result from adopting this pronouncement. The Company is therefore unable to disclose the impact that adopting FASB Statement 123R will have on its financial position, cash flows or results of operations when such statement is adopted.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and are required to be adopted by the Company in the second quarter of fiscal 2006. The Company anticipates the adoption of Statement 153 will not have a material impact to our financial position, cash flows or results of operations.

Reclassifications

Certain items in the fiscal 2004 and 2003 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no effect on operating results or stockholders’ equity.

Note 2.   Acquisition

On February 2, 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. Acuitrek Inc., is a software provider of policy administration and underwriting solutions for the public entity self insured and risk pools insurance market. The acquisition enables the Company to access specialty vertical markets with its business process automation solutions. Under the terms of the agreement, Unify made an initial payment to the stockholders of $455,000 (which included 520,833 shares of Common Stock), and over the next three years has agreed to make retention-based earn-out payments of $1.1 million and potential performance-based earn-out payments, all to be paid with 50 percent cash and 50 percent Unify common stock (assuming profitability of the Acuitrek division). These payments will be recorded as compensation expense in accordance with EITF 95-8, accounting for contingent consideration paid to the shareholders of an acquired enterprise in a purchase business combination. Shares issuable in the future to the Sellers are based on the market value of the Unify common stock at the time of issuance. Unify has agreed to register the shares issuable under the Agreement pursuant to a Registration Rights Agreement with the former Acuitrek shareholders. Following is the opening balance sheet, including the purchase price allocation adjustments, for Acuitrek as of the acquisition date, February 2, 2005 (in thousands):

Current assets	$142
Property and equipment, net	27
Goodwill	1,070
Technology based intangible	200
Customer based intangible	164
Total assets	$1,603
Current liabilities	$512
Long-term liabilities	636
Shareholders’ equity	455
Total liabilities and shareholders’ equity	$1,603

The unaudited financial information in the table below summarizes the combined results of operations of Unify and Acuitrek, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

The unaudited pro forma financial information in fiscal 2005 combines the historical results for Unify for the year ended April 30, 2005, which includes the Acuitrek results for the three months ended April 30, 2005, and the historical results for Acuitrek for the nine months ended December 31, 2004. The unaudited pro forma financial information in fiscal 2004 combines the historical results for Unify for the year ended April 30, 2004 and the historical results for Acuitrek for the twelve months ended March 31, 2004.

	Year ended April 30,
	2005	2004
	Unaudited
	(in thousands, except per share data)
Total revenues	$11,973	$12,190
Net income (loss)	(2,568)	(1,592)
Basic net income (loss) per share	(0.09)	(0.07)
Diluted net income (loss) per share	(0.09)	(0.07)

Note 3.   Property and Equipment

Property and equipment at April 30, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Equipment	$3,111	$3,001
Furniture and leasehold improvements	896	846
	4,007	3,847
Less accumulated depreciation and amortization	(3,578)	(3,509)
Property and equipment, net	$429	$338

Note 4.   Other Investments

Other investments represent stock in closely held companies, which are accounted for under the cost method. The Company’s ownership interest in Arango Software International, Inc. (“Arango”) and the ownership interest in Unify Japan KK, a Japanese corporation that is a master distributor for the Company in Japan, is less than 15%. Sales to Unify Japan KK in fiscal 2005, 2004 and 2003 were $0.5 million, $0.5 million and $0.4 million, respectively. At April 30, 2005 and 2004 other investments consisted of the following (in thousands):

	2005	2004
Arango Software International, Inc.	$175	$175
Unify Japan KK	39	39
	$214	$214

The Company holds a minority interest in Arango, a privately held corporation. During the fourth quarter of fiscal 2003, the Company re-evaluated the $500,000 carrying value of this investment and recorded a non-cash charge of $150,000 to bring the carrying amount to $350,000. During the first quarter of fiscal 2004, the Company re-evaluated the $350,000 carrying value of this investment and recorded a non-cash charge of $175,000 to bring the carrying amount to $175,000. The Company records an investment impairment charge if and when the Company believes an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring additional impairment charges in the future.

Note 5.   Goodwill and Intangible Assets

The components of goodwill and intangible assets at April 30, 2005, are as follows (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(17)	$183	3 years
Customer-related	164	(14)	150	3 years
Total	$1,769	$(31)	$1,769

During fiscal 2005, we recorded additions to goodwill and intangible assets of $1.8 million, all related to the acquisition of Acuitrek, as described in Note 2—Acquisitions.

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. Intangible assets amortization expense was $31 thousand for fiscal 2005. The estimated future amortization expense related to intangible assets as of April 30, 2005 is as follows (in thousands):

April 30	Amount
2006	$121
2007	121
2008	91
Total	$333

Goodwill will be tested for impairment on an annual basis as of May 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets. Since there was no goodwill prior to the Acuitrek acquisition on February 2, 2005, there was no impairment review required, and therefore there is no impairment identified during any of the periods presented.

Note 6.   Credit Facility

On June 3, 2004, the company renewed the Silicon Valley Bank revolving line of credit. The line of credit has a borrowing limit of $1 million. There was no amount outstanding under the line as of April 30, 2005, and based upon the amount of its eligible assets as year end, the Company had available for borrowing up to $852,000. The line is secured by qualifying foreign and domestic accounts receivable and has a one-year term. The Company incurs interest expense on funds used at the prevailing prime rate plus two percent per annum. The prime rate used in the determination of interest shall not be less than 4.0%. This credit facility expired in June 2005; however, it was renewed on June 5, 2005 (Note 17).

In connection with the original June 6, 2003 $1.5 million revolving line of credit facility, the Company issued warrants to Silicon Valley Bank to purchase 115,385 shares of Company stock at a per share price of $0.39. The Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: volatility factor of 70%, risk free-interest rate of 2.1%, expected life of 10 years and no dividend yield. The fair value for the warrants totaling $34,600 was recorded as debt issuance costs and was amortized into interest expense over the one year term of the original credit facility. The warrants were exercised by Silicon Valley Bank during fiscal 2005 on a net basis.

Note 7.   Long-Term Debt

The Company’s debt consists of the following at April 30, 2005 and April 30, 2004 (in thousands):

	April 30, 2005	April 30, 2004
Unsecured note payable to a related party, due September 15, 2005 and bears no interest	$64	$—
Note payable to a financial institution, accruing interest at prime plus 2.0%, not to be less than 4% per annum (actual interest rate at April 30, 2005 was 8.25%), payable in monthly installments through October 2006	118	146
Capital lease payable, payable in monthly installments through August 2007	15	—
	197	146
Less current portion	(102)	(146)
Less current portion-related party	(64)	—
	$31	$—

Note 8.   Other Long Term Liabilities

As part of the Acuitrek acquisition (see Note 2), the Company assumed a royalty payable of $600,000 as established by the 2001 funded software development and license arrangement with Acuitrek’s first customer. A minimum royalty is payable in quarterly installments equal to two percent of all gross revenues received from the sale or licensing of the NavRisk product through June 11, 2011. Any remaining royalty balance as of June 11, 2011 shall become fully due and payable on such date. The Company accrued the estimated costs of providing future support and maintenance services for the support and maintenance contracts as of the acquisition date. The future support obligation periods ranged from less than a year to greater than twenty (20) additional years. The support obligation for periods greater than one year from April 30, 2005 is $124,000 and is reflected as Accrued support obligations.

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of April 30, 2005 and 2004 is $72,432 and $70,283, respectively and is reflected as other long term liabilities.

Note 9.   Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts, at the customers’ option, annually thereafter. These maintenance contracts are priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended April 30,	Year Ended April 30,	Year Ended April 30,
	2005	2004	2003
Deferred maintenance revenue beginning balance	$3,081	$2,846	$2,932
Deferred maintenance revenue recognized during period	(5,462)	(5,497)	(5,547)
Deferred maintenance revenue of new maintenance contracts	5,230	5,732	5,461
Deferred maintenance revenue ending balance	$2,849	$3,081	$2,846

Note 10.   Stockholders’ Equity

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

Stock Option Plan

Under the 2001 Stock Option Plan (the “2001 Option Plan”), the Company may grant options to purchase up to 2,975,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. In fiscal year 2005 we granted 735,000 option shares on a four-year vesting schedule to the management team outside of the 2001 Stock Option Plan. Under the 1991 Stock Option Plan (the “1991 Option Plan”) which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2002	2,112,602	$1.38
Granted (weighted average fair value of $0.27)	922,000	0.46
Exercised	(90,849)	0.19
Cancelled/expired	(269,285)	1.87
Outstanding at April 30, 2003	2,674,468	1.05
Granted (weighted average fair value of $0.46)	620,500	0.51
Exercised	(114,308)	0.24
Cancelled/expired	(208,105)	1.81
Outstanding at April 30, 2004	2,972,555	0.92
Granted (weighted average fair value of $0.47)	1,259,500	0.47
Exercised	(269,170)	0.31
Cancelled/expired	(1,120,505)	0.55
Outstanding at April 30, 2005	2,842,380	0.92

Additional information regarding options outstanding at April 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.12 - 0.18	208,598	0.67	$0.12	208,598	$0.12
0.25 - 0.25	355,520	6.64	0.25	349,686	0.25
0.26 - 0.26	445,875	6.55	0.26	382,436	0.26
0.27 - 0.43	353,020	8.66	0.39	128,602	0.38
0.44 - 0.54	359,416	9.76	0.48	22,290	0.45
0.55 - 0.55	548,270	7.17	0.55	416,656	0.55
0.64 - 19.69	571,681	5.04	3.11	428,905	3.90
0.12 - 19.69	2,842,380	6.61	0.92	1,937,173	1.12

Options to purchase 1,699,499 and 1,309,187 shares at weighted average prices of $1.28 and $1.65 were exercisable at April 30, 2004 and 2003. At April 30, 2005, there were 823,919 shares reserved for future grants under the Stock Option Plan.

Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the “Purchase Plan”), as Amended effective November 15, 2001, eligible employees may purchase the Company’s common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months’ duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. At April 30, 2005, 496,376 shares were reserved for future issuance under the Purchase Plan.

Restricted Stock

On May 1, 2002 the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 500,000. In May, each independent director shall be granted a fully vested restricted stock award for the number of shares which is equal to $10,000 divided by the fair market value of a share of stock at the award date. There were 42,556 and 100,000 shares awarded in fiscal 2005 and 2004 under this plan, respectively, leaving a balance of 134,716 shares reserved for future awards at April 30, 2005.

Private Placement

On April 26, 2004 the Company issued through a private placement 5,633,900 shares of common stock to a group of institutional investors at a price of $0.71 per share and 5-year warrants to purchase an aggregate of 2,253,560 shares of common stock at an exercise price of $0.90 per share. Net proceeds from the private placement were $3,696,000, net of estimated accrued costs of $304,000. The Company’s actual costs for the private placement were $397,000 which resulted in a further reduction of additional paid-in-capital of $93,000 during fiscal 2005.

Due to the initial issuance of shares in the acquisition of Acuitrek in February 2005 which caused the application of the anti-dilution provision of the warrants, the warrant exercise price has been adjusted to $0.89 per share and the total number of warrant shares purchasable on exercise of the warrants has increased to 2,272,715 shares. Under certain circumstances, where the closing bid price of a share of common stock equals or exceeds $1.80, appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of common stock, for 20 consecutive trading days commencing after the registration statement covering the warrants shares has been declared effective, the Company, upon 20 days’ prior written notice to the warrant holders within one business day immediately following the end of such 20 day trading period, may call the warrants for 25% of the shares of the common stock initially purchasable pursuant to the warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to the warrants. If the call conditions are met again during the 30 day period immediately after consummation of a previous call, the Company may once again call the warrants for an additional increment of 25% of the shares of common stock initially purchasable pursuant to the warrants or such less amount as shall then remain purchasable and in the same manner and subject to the same notice requirements as the initial call, until all of the shares have been called.

Note Receivable from Stockholder

Note receivable from stockholder at April 30, 2003 consisted of the principal balance due on a $60,000 full recourse note from one of the Company’s officers. The note had an interest rate of 5% annually, and was secured by 250,000 shares of common stock. The note was paid when due on October 1, 2003.

Note 11.   Income Taxes

For fiscal 2005, the Company recorded state income expense of $8,000 and with no federal or foreign tax provisions due to the reported net losses. For fiscal 2004, we recorded a foreign income tax expense of $9,000 and a federal tax benefit of $6,000 for federal income tax refunds from prior periods related to NOL carry backs. For fiscal 2003, we recorded a foreign income tax benefit as a result of refunds applied for and a minimal state and federal tax benefit.

Income (loss) before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2005	2004	2003
Domestic	$(1,670)	$(1,334)	$(292)
Foreign	(686)	327	373
Total income (loss) before income taxes	$(2,356)	$(1,007)	$81
Foreign taxes	$—	$9	$(37)
Federal and state income taxes	8	(6)	(1)
Provision (benefit) for income taxes	$8	$3	$(38)

The provision for income taxes for the years ended April 30, 2005, 2004 and 2003 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2005	2004	2003
Computed tax expense (benefit)	$(801)	$(352)	$28
Increases (reductions) in tax expense resulting from:
Foreign taxes	—	(105)	(168)
Increase (decrease) in valuation allowance for deferred tax assets	710	573	279
Expiration of net operating loss carryforwards	—	—	—
Other	99	(113)	(177)
Provision (benefit) for income taxes	$8	$3	$(38)

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$16,923	$15,635
Capital loss carryforward	1,724	—
Foreign tax credits	100	360
Deferred revenue	840	990
Reserves and other accruals	114	1,905
Allowance for losses on accounts receivable	50	150
Other	105	103
Total deferred tax assets	19,855	19,143
Valuation allowance	(19,855)	(19,143)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $710,000, $573,000 and $279,000 during fiscal 2005, 2004 and 2003, respectively. At April 30, 2005, the Company had approximately $45.1 million in federal net operating loss carryforwards that begin to expire in fiscal year 2006 through 2025, approximately $6.7 million in state net operating loss carryforwards that expire in fiscal years 2010 to 1015, approximately $2.5 million in foreign net operating loss carryforwards that do not expire, approximately $4.0 million in capital loss carryforwards that expire in 2010 and approximately $99,000 in foreign tax credit carryforwards. The Company’s ability to utilize these net operating loss carryforwards and credits may be subject to certain limitations in the event of a change in ownership.

Note 12.   Other Income (Expenses)

Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2005	2004	2003
Interest income	$59	$16	$28
Interest expense	(26)	(68)	(27)
Foreign currency exchange loss	(3)	22	(5)
Other	14	3	7
Other income (expenses), net	$44	$(27)	$3

Note 13.   Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30 (in thousands except per share amounts):

	2005	2004	2003
Net Income (Loss) (Numerator):
Net income (Loss), basic and diluted	$(2,364)	$(1,010)	$119
Shares (Denominator):
Weighted average shares of common stock outstanding, basic	27,777	21,558	20,939
Effect of dilutive securities (stock options)	—	—	754
Weighted average shares of common stock outstanding, diluted	27,777	21,558	21,693
Per Share Amount:
Net income (loss) per share, basic	$(0.09)	$(0.05)	$0.01
Effect of dilutive securities	—	—	—
Net income (loss) per share, diluted	$(0.09)	$(0.05)	$0.01

Potentially dilutive securities that are not included in the diluted income (loss) calculation because they would be antidilutive are employee stock options of 2,842,000, 2,973,000 and 1,192,000 as of April 30, 2005, 2004 and 2003, respectively, and common stock warrants of 2,273,000 and 2,369,000 as of April 30, 2005 and 2004.

Note 14.   Related Party Transactions

Unify has an investment of less than 15% in Unify Japan KK who is the Company’s master distributor in Japan. Sales to Unify Japan KK in fiscal 2005, 2004 and 2003 were $0.5 million, $0.5 million and $0.4 million, respectively. Accounts receivable from Unify Japan KK as of April 30, 2005 and 2004 were $92,485 and $198,442, respectively.

Transaction with an Officer

As part of the acquisition of Acuitrek (see Note 2), the Company assumed a note payable to a major shareholder of Acuitrek that matures September 15, 2005.

Transaction with a Director

Included as a component of stockholders’ equity at April 30, 2003 is a note receivable from the Company’s present chief executive officer executed in fiscal 2001 in the amount of $60,000 for the purchase of the Company’s common stock, upon the exercise of stock options. This full recourse note was paid when due on October 1, 2003. The note bore interest at 5% per annum.

Note 15.   Employee Retirement Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2005, 2004 and 2003, the Company contributed $47,000, $51,000 and $52,000, respectively, to the 401(k) Plan.

Note 16.   Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases as of April 30, 2005 are as follows (in thousands):

Years Ending April 30,
2006	$1,079
2007	957
2008	871
2009	16
2010	6
Thereafter	—
$2,929

Rent expense under operating leases was $1,117,127, $1,098,687 and $1,336,091 for the years ended April 30, 2005, 2004 and 2003, respectively.

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2005, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Note 17.   Subsequent Events

On June 5, 2005, the Company renewed its loan agreement with Silicon Valley Bank (see Notes 6 and 7). The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. The line of credit is secured by qualifying foreign and domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and is repaid over twenty four months. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%.

Note 18.   Segment Information

For fiscal 2005, 2004 and 2003, the Company maintained the two segments for the Unify Business Solution (“UBS”) division that sells and markets application development software and related services. The segments are the Americas, which includes the Company’s international distributors, and Europe, including the UK, France and the European based distributors. In fiscal 2005, a third reportable segment was added as a result of the acquisition of Acuitrek (see Note 2). This segment known as the Insurance Risk Management division sells and markets the NavRisk application.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	2005	2004	2003
Total net revenues:
UBS—Americas(3)	$5,879	$6,361	$7,430
UBS—Europe	5,410	5,564	4,743
Insurance Risk Management Division(2)	14	—	—
Total net revenues	$11,303	$11,925	$12,173
Operating income (loss):
UBS—Americas(2)	$(2,829)	$(2,036)	$(596)
UBS—Europe(3)	747	1,056	674
Insurance Risk Management Division	(318)	—	—
Total operating income (loss)	(2,400)	(980)	78
Interest income(4)	59	16	28
Interest expense(4)	$26	$68	$27
Identifiable assets:
UBS—Americas	$1,786	$1,994	$1,818
UBS—Europe	2,518	3,271	2,609
Insurance Risk Management Division	1,721	—	—
Subtotal identifiable assets	6,025	5,265	4,427
Corporate assets(5)	5,205	7,221	3,857
Elimination of inter-company balances	(1,740)	(1,743)	(1,609)
Total assets	$9,490	$10,743	$6,675
Depreciation expense(6)	$186	$165	$233
Capital expenditures(6)	$208	$210	$178

(1)          The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. There were no transfers between segments during the periods presented. The accounting policies of the segments are the same as those described in Note 1.

(2)   Following the acquisition, the Company entered into two contracts which required deferral of license revenue until customer acceptance. The April 2005 Balance Sheet reflects deferred revenue of $157,000 for these contracts.

(3)          Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(4)          Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest income and interest expense in the Americas and Europe were not significant in those periods.

(5)          Corporate assets are located in the Americas and consist primarily of cash equivalents, investments, purchased technology and related maintenance contracts, property and equipment and intercompany receivables from Europe.

(6)          The majority of the Company’s capital expenditures are incurred for product development (which occurs exclusively in the Americas) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the Americas in the periods presented.

Net revenues and long-lived assets by geographic area were as follows (in thousands):

	2005	2004	2003
Total net revenues:
Americas	$4,101	$3,872	$5,668
International Distributors	1,779	2,489	1,762
Subtotal Americas	5,879	6,361	7,430
United Kingdom	1,388	1,485	1,489
Central Europe—Germany, Benelux, Others	1,775	1,532	1,262
France	2,247	2,547	1,992
Subtotal Europe	5,410	5,564	4,743
Insurance Risk Management Division	14	—	—
Total net revenues	$11,303	$11,925	$12,173
Long-lived assets:
Americas	$78	$64	$100
Europe	107	100	102
Insurance Risk Management Division	1,762	—	—
Corporate Assets	601	582	649
Total long-lived assets	$2,548	$746	$851

Note 19.   Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2005 and 2004 results of operation on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2005:
Total revenues	$2,733	$2,810	$2,987	$2,773
Gross margin	$2,286	$2,363	$2,540	$2,450
Net loss	$(474)	$(634)	$(651)	$(605)
Net loss per share, basic	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Net loss per share, diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Year ended 2004:
Total revenues	$3,301	$2,804	$2,644	$3,176
Gross margin	$2,895	$2,375	$2,116	$2,645
Net income (loss)	$(144)	$61	$(470)	$(457)
Net income (loss) per share, basic	$(0.01)	$0.00	$(0.02)	$(0.02)
Net income (loss) per share, diluted	$(0.01)	$0.00	$(0.02)	$(0.02)

SCHEDULE II

UNIFY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at Beginning of Period	Additions Charged to Operating Expenses	Deductions: Write-offs of Accounts	Additions (Deductions): Transfers Between Accounts	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended April 30, 2003	$318	$44	$(162)	$52	$252
Year ended April 30, 2004	252	(79)	1	1	175
Year ended April 30, 2005	175	27	(7)	—	195
Allowance for long-term accounts and notes receivable—reflected in other assets:
Year ended April 30, 2003	$1,296	$(117)	$(831)	$—	$348
Year ended April 30, 2004	348	45	(36)	—	357
Year ended April 30, 2005	357	—	(179)	—	178

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Registrant(1)
4.1	Form of Stock Certificate(1)
4.2	Form of Warrant(5)
10.2*	1991 Stock Option Plan, as amended(1)
10.3*	1996 Employee Stock Purchase Plan(1), (3)
10.4	Form of Indemnification Agreement(1)
10.6	Office Building Lease for Sacramento Facility, Dated December 17, 1999(2)
10.8*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000(4)
10.9*	2001 Stock Plan(3)
10.10

Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004 and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005

10.11	Purchase Agreement dated April 23, 2004(6)
10.12	Registration Rights Agreement dated April 26, 2004(6)
10.13	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999(6)
10.14	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003(6)
10.15	Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005(7)
10.16	Acuitrek Inc. Registration Rights Agreement dated February 2, 2005(7)
14	Code of Ethics for Senior Officers(6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(4)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(5)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)          Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)          Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

*                    Exhibit pertains to a management contract or compensatory plan or arrangement.