Form 10-Q
period 2005-07-31
UNIFY CORP
filed 2005-09-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

YES   ☐     NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

YES   ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,799,846 shares of Common Stock, $0.001 par value, as of August 31, 2005.

UNIFY CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2005	April 30, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,581	$3,675
Accounts receivable, net	1,454	2,611
Prepaid expenses and other current assets	535	656
Total current assets	5,570	6,942

Property and equipment, net	378	429
Other investments	214	214
Goodwill and intangible assets, net	1,708	1,739
Other assets, net	160	166
Total assets	$8,030	$9,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601	$739
Current portion of long term debt	78	166
Other accrued liabilities	1,017	1,336
Accrued compensation and related expenses	557	721
Deferred revenue	2,528	3,220
Total current liabilities	4,781	6,182

Other long term liabilities	718	741

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	29	28
Additional paid-in capital	63,725	63,588
Accumulated other comprehensive income	11	73
Accumulated deficit	(61,234)	(61,122)
Total stockholders’ equity	2,531	2,567
Total liabilities and stockholders’ equity	$8,030	$9,490

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2005	2004
Revenues:
Software licenses	$1,169	$1,164
Services	1,557	1,569
Total revenues	2,726	2,733

Cost of revenues:
Software licenses	139	83
Services	327	364
Total cost of revenues	466	447
Gross profit	2,260	2,286

Operating expenses:
Product development	701	689
Selling, general and administrative	1,666	2,061
Total operating expenses	2,367	2,750
Loss from operations	(107)	(464)
Other income (expense), net	(6)	(16)
Loss before income taxes	(113)	(480)
Provision (benefit) for income taxes	—	(6)
Net loss	$(113)	$(474)

Net loss per share:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

Shares used in computing net loss per share:
Basic	28,620	27,523
Diluted	28,620	27,523

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(113)	$(474)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	56	41
Loss on disposal of equipment	5	—
Amortization	30	—
Fulfillment of support obligations	(156)	—
Employee stock based expense	50	40
Stock based expense for acquisition earn-out payment	32	—
Changes in operating assets and liabilities:
Accounts receivable	1,078	657
Prepaid expenses and other current assets	119	(53)
Accounts payable	(76)	(377)
Accrued compensation and related expenses	(147)	(124)
Other accrued liabilities	(214)	(383)
Deferred revenue	(653)	(766)
Net cash provided by (used in) operating activities	11	(1,439)

Cash flows from investing activities:
Purchases of property and equipment	(7)	(35)
Net cash used in investing activities	(7)	(35)
Cash flows from financing activities:
Borrowing under line of credit	—	800
Proceeds from issuance of common stock, net	56	75
Principal payments under debt obligations	(87)	(36)
Net cash provided by (used in) financing activities	(31)	839

Effect of exchange rate changes on cash	(67)	20
Net decrease in cash and cash equivalents	(94)	(615)
Cash and cash equivalents, beginning of period	3,675	6,606
Cash and cash equivalents, end of period	$3,581	$5,991
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(18)	$3
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 as filed with the SEC.

Recently Issued Accounting Standards

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. We have not completed the process of evaluating the impact that will result from adopting this pronouncement. The Company is therefore unable to disclose the impact that adopting FASB Statement 123R will have on its financial position and the results of operations when such statement is adopted.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and are required to be adopted by the Company in the second quarter of fiscal 2006. The Company anticipates the adoption of Statement 153 will not have a material impact on our financial position, cash flows or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not expect the adoption of this recently issued accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

2.     Stock Compensation Information

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.

SFAS 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-basked awards. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company’s stock-based awards. These models greatly affect the calculated values. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ending July 31, 2005 and 2004, respectively: expected option life, 12 months following vesting; stock volatility of 230% and 234%; risk-free interest rates of 3.8% and 3.1%; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended July 31,
	2005	2004
Net loss as reported	$(113)	$(474)
Add: stock-based employee compensation included in reported net loss	$50	$40
Less: stock-based employee compensation expense, determined under fair value method for all awards	$(164)	$(118)
Pro forma net loss	$(227)	$(552)

Net loss per share (basic and diluted), as reported	$(0.00)	$(0.02)
Net loss per share (basic and diluted), pro forma	$(0.01)	$(0.02)

3.     Goodwill and Intangible Assets

The components of goodwill and intangible assets at July 31, 2005, are as follows (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(33)	167	3 years
Customer-related	164	(28)	136	3 years
Total	$1,769	$(61)	$1,708

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. Intangible assets amortization expense was $30,000 for the three months ended July 31, 2005. The estimated future amortization expense related to intangible assets as of July 31, 2005 is as follows (in thousands):

FYE April 30,	Amount
2006	$91
2007	121
2008	91
Total	$303

Goodwill will be tested for impairment on an annual basis as of May 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets.

4.     Credit Facility

On June 5, 2005, the Company renewed its loan agreement with the Silicon Valley Bank. The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. The line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and is repaid over twenty four months. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%. As of July 31, 2005, the Company had $0 outstanding under the line of credit and $0.9 million in available credit based upon eligible assets at that date. Additionally, as of July 31, 2005 the Company had $80,000 outstanding in term loans (see Note 5).

5.     Long-Term Debt

The Company’s debt consists of the following at July 31, 2005 and April 30, 2005 (in thousands):

	July 31, 2005	April 30, 2005

Unsecured note payable to a related party, bears no interest	$—	$64
Note payable to a financial institution, accruing interest at prime plus 2.0%, not to be less than 4% per annum (actual interest rate at July 31, 2005 was 8.75%), payable in monthly installments through October 2006	80	118

Capital lease payable, payable in monthly installments through August 2007	14	15
	94	197
Less current portion	(78)	(166)
	$16	$31

6.     Other Long-Term Liabilities

In February 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. As part of the Acuitrek acquisition, the Company assumed a royalty payable of $600,000 as established by the 2001 funded software development and license arrangement with Acuitrek’s first customer. A minimum royalty is payable in quarterly installments equal to two percent of all gross revenues received from the sale or licensing of the NavRisk product through June 11, 2011. Any remaining royalty balance as of June 11, 2011 shall become fully due and payable on such date. The Company accrued the estimated costs of providing future support and maintenance services for the support and maintenance contracts as of the acquisition date. The future support obligation periods ranged from less than a year to greater than twenty (20)

additional years. The support obligation for periods greater than one year from July 31, 2005 is $122,000.

The Company’s other long term liabilities consists of the following at July 31, 2005 and April 30, 2005 (in thousands):

	July 31,	April 30,
	2005	2005
Long term debt, net of current portion	$16	$31
Royalty payable	512	514
Accrued support obligations	122	124
Other long term liabilities	68	72
	$718	$741

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

7.     Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts, at the customers’ option, annually thereafter. These maintenance contracts are generally priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended July 31,
	2005	2004
Balances, beginning of period	$2,849	$3,068
Amount recognized during the period	(1,322)	(1,373)
Amount of new maintenance contracts	608	747
Balances, end of period	$2,135	$2,442

8.     Comprehensive Loss

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended July 31,
	2005	2004
Net loss	$(113)	$(474)
Foreign currency translation gain (loss)	(62)	8
Total comprehensive loss	$(175)	$(466)

9.     Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month periods ended July 31, 2005 and July 31, 2004 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2005	2004
Net loss (Numerator):
Net loss, basic and diluted	$(113)	$(474)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	28,620	27,523
Weighted average common equivalent shares outstanding	—	—
Weighted average shares of common stock outstanding, diluted	28,620	27,523

Per Share Amount:
Net loss per share, basic	$0.00	$(0.02)
Effect of dilutive securities	—	—
Net loss per share, diluted	$0.00	$(0.02)

10.  Segment Information

In Q4 of fiscal 2005 the Company acquired Acuitrek. This segment is now known as the Insurance Risk Management division, which sells and markets the NavRisk application.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Total net revenues:
UBS—Americas	$1,595	$1,346
UBS—Europe	963	1,387
Insurance Risk Management Division	168	—
Total net revenues	$2,726	$2,733

Operating income (loss):
UBS—Americas	$(24)	$(791)
UBS—Europe	197	327
Insurance Risk Management Division	(280)	—
Total operating loss	$(107)	$(464)

Interest income	$21	$13
Interest expense	$3	$8

Net revenues by geographic area were as follows (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Total net revenues:
Americas	$597	$892
International Distributors	998	454
Subtotal Americas	1,595	1,346
United Kingdom	358	424
Central Europe—Germany, Benelux, Others	224	445
France	381	518
Subtotal Europe	963	1,387
Insurance Risk Management Division	168	—
Total net revenues	$2,726	$2,733

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as filed with the SEC.

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

In February 2005, we acquired privately-held Acuitrek Inc., a provider of policy administration and underwriting solutions for the alternative risk market. The acquisition was the result of our expanded strategy to penetrate underserved specialty markets with our solutions. As a result, Unify now offers solutions to the alternative risk market, in particular public entity risk pools made up of cities, counties, special districts, third party administrators and insurance carriers that administer self insurance funds for public entities, captives and other self insured groups.

Our customers also include corporate information technology departments (“IT”), software value added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We are headquartered in Sacramento,

California with a subsidiary office in Paris, France and a sales office in the United Kingdom (“UK”). We market and sell products directly in the United States, UK and France and indirectly through worldwide distributors in Japan, Russia, South Africa, Italy, Australia, Brazil and Latin America with customers in more than 45 countries.

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

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At July 31, 2005, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

Deferred Tax Asset Valuation Allowance

As of July 31, 2005, we have approximately $20 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months ended July 31,
	2005	2004
Revenues:
Software licenses	42.9%	42.6%
Services	57.1%	57.4%
Total revenues	100.0%	100.0%

Cost of revenues:
Software licenses	5.1%	3.0%
Services	12.0%	13.4%
Total cost of revenues	17.1%	16.4%

Gross profit	82.9%	83.6%

Operating expenses:
Product development	25.7%	25.2%
Selling, general and administrative	61.1%	75.4%
Total operating expenses	86.8%	100.6%
Loss from operations	(3.9)%	(17.0)%
Other income (expense), net	(0.2)%	(0.6)%
Loss before income taxes	(4.1)%	(17.6)%
Provision (benefit) for income taxes	0.0%	(0.2)%
Net Loss	(4.1)%	(17.4)%

Revenues

Total revenues for the fiscal 2006 quarter ended July 31, 2005 were $2.7 million and were consistent with total revenues for the first quarter of fiscal 2005 which were also $2.7 million.  Software license revenue and services revenue were also consistent for the first three months of fiscal 2006 and fiscal 2005 with software licenses revenues totaling $1.2 million in each period and services revenues totaling $1.6 million in each period. Included in software licenses was $50,000 in revenue from NavRisk, the primary product of the Acuitrek, which was the company we acquired in February 2005. We expect revenue from the NavRisk application to provide significant revenue in future periods.

For the first quarter of fiscal 2006, consulting and training revenues were $236,000 compared to $196,000 for the first quarter of fiscal 2005. Maintenance revenues for the first quarter of 2006 were $1.3 million compared to $1.4 million for the first quarter of fiscal 2005.

Cost of Revenues

Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $0.1 million for both the first three months of fiscal 2006 and the first three months of fiscal 2005. Cost of software licenses as a percent of software licenses revenues for the first three months of fiscal 2006 was 12% as compared to 7% in the first three months of fiscal 2005 as a result of an increase in personnel providing software license support. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties is amortized ratably over their expected useful life.

Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting services. Total cost of services was $0.3 million for the first three months of fiscal 2006 and $0.4 million for the first three months of fiscal 2005. Cost of services as a percent of services revenues for the first three months of fiscal 2006 was 21% as compared to 23% in the first three months of fiscal 2005. We continue to carefully monitor and strive to improve the efficiency of our support, consulting and training operations. In fiscal 2006, we expect to expand our consulting and implementation teams as our application product customer wins increase. As a result, our service costs will increase and, as there is generally a period of time between when additional consulting personnel are hired and when they become fully productive, our results of operations may be adversely affected by the expansion of our services teams.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $0.7 million in both the first three months of fiscal 2006 and fiscal 2005. Product development costs as a percentage of total revenues were 26% in the first three months of fiscal 2006 and 25% in fiscal 2005. The Company believes that investments in product development are critical to maintaining technological leadership and therefore intends to continue to devote significant resources to product development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and incentive pay, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $1.7 million for the first three months of fiscal 2006 compared to $2.1 million for the first three months of 2005. As a percentage of total revenue, SG&A expenses were 61% in the first quarter of fiscal 2006 and 75% in the first quarter of fiscal 2005. The $0.4 million reduction in SG&A was primarily the result of expense reductions in North American sales personnel and also a decrease in SG&A expenses resulting from the consolidation of European operations in the latter part of fiscal 2005. The major components of SG&A for the first three months of fiscal 2006 were sales expenses of $0.9 million, marketing expenses of $0.2 million and general and administrative expenses of $0.6 million.  The primary change was in sales expenses which decreased by $0.4 million in the first three months of fiscal 2006 compared to the same period in fiscal 2005.

Provision for Income Taxes

No federal or state tax provisions were recorded in the first quarter of 2006 as the Company has significant net operating loss carryforwards. For the first quarter of fiscal 2005, the Company had income tax recoveries totaling $6,000 primarily related to refunds of previously paid state income taxes.

Liquidity and Capital Resources

At July 31, 2005, the Company had cash and cash equivalents of $3.6 million, compared to $3.7 million at April 30, 2005. Working capital was $0.8 million as of July 31, 2005 and April 30, 2005.

During the first quarter of fiscal 2005 the Company renewed its loan agreement with the Silicon Valley Bank. The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. As of July 31, 2005, the Company had $0 outstanding under the line of credit and $0.9 million in available credit based upon eligible assets at that date. As of July 31, 2005 the company had a term loan balance of $0.1 million.

Cash flows provided by operations totaled $11,000 for the first quarter of fiscal 2006 compared to a usage of cash for operations of $1.4 million for the first quarter of fiscal 2005. Operating cash was provided by decreases in accounts receivable of $1.1 million and prepaid expenses of $119,000. Operating cash was used as a result of decreases in deferred revenue of $653,000, accrued compensation and related expenses of $147,000 and other accrued liabilities of $214,000. For the first quarter of fiscal 2006 investing activities used cash of $7,000 for the purchase of property and equipment. Cash used by financing activities in the first quarter of fiscal 2006 was $31,000 as a result of payments made on debt totaling $87,000 offset by $56,000 in proceeds from issuance of common stock from stock option exercises and purchases of common stock under the employee stock purchase plan. The Company’s cash flow also reflects a decrease of $67,000 in the first quarter of fiscal 2006 as a result of the effect of currency exchange rates related to international operations.

A summary of certain contractual obligations as of July 31, 2005 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4 - 5 years	After 5 years
Long-Term Debt	$80	$72	$8	$—	$—
Capital lease obligations	14	6	8	—	—
Other Long-Term Liabilities	68	—	—	—	68
Operating Leases	2,645	806	1,820	19	—
Total Contractual Cash Obligations	$2,807	$884	$1,836	$19	$68

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

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for software continues to evolve and the Company’s sales cycle, from initial evaluation to purchase and the provision of maintenance services, can be lengthy and vary substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its license revenues at the end of a quarter. As the Company’s expense levels are based in significant part on the Company’s expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected. The Company also expects that its operating results will be affected by seasonal trends, and that it may experience relatively weaker demand in fiscal quarters ended July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and investments, which totaled $3.6 million at July 31, 2005. Unify had no short-term investments at July 31, 2005. Additionally, the Company does not believe its exposure to interest rate risk is material for debt. On a combined basis, the current and long-term portions of debt totaled $0.1 million at July 31, 2005.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiary in France. At July 31, 2005, the Company had the equivalent of $48,000 in such receivables denominated in

Euros. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b)   Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2005, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: September 14, 2005	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)