Form 10-Q
period 2005-10-31
UNIFY CORP
filed 2005-11-30
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

YES   ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,881,453 shares of Common Stock, $0.001 par value, as of October 31, 2005.

UNIFY CORPORATION
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2005	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,223	$3,675
Accounts receivable, net	1,861	2,611
Prepaid expenses & other current assets	406	656
Contracts in progress	205	—
Total current assets	5,695	6,942

Property and equipment, net	347	429
Other investments	214	214
Goodwill and intangible assets, net	1,678	1,739
Other assets, net	190	166
Total assets	$8,124	$9,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$739
Short-term borrowings and current portion of long-term debt	800	166
Other accrued liabilities	705	1,336
Accrued compensation and related expenses	608	721
Deferred revenue	2,298	3,220
Total current liabilities	4,829	6,182

Other long-term liabilities	703	741

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	29	28
Additional paid-in capital	63,766	63,588
Accumulated other comprehensive income	26	73
Accumulated deficit	(61,229)	(61,122)
Total stockholders’ equity	2,592	2,567
Total liabilities and stockholders’ equity	$8,124	$9,490

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
Software licenses	$1,246	$1,301	$2,415	$2,465
Services	1,415	1,509	2,972	3,078
Total revenues	2,661	2,810	5,387	5,543

Cost of Revenues:
Software licenses	121	85	260	168
Services	398	362	725	726
Total cost of revenues	519	447	985	894
Gross profit	2,142	2,363	4,402	4,649

Operating Expenses:
Product development	612	743	1,313	1,432
Selling, general and administrative	1,539	2,261	3,204	4,322
Total operating expenses	2,151	3,004	4,517	5,754
Loss from operations	(9)	(641)	(115)	(1,105)
Other income, net	14	17	8	1
Income (loss) before income taxes	5	(624)	(107)	(1,104)
Provision for income taxes	—	10	—	4
Net income (loss)	$5	$(634)	$(107)	$(1,108)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$0.00	$(0.04)
Dilutive	$0.00	$(0.02)	$0.00	$(0.04)

Shares used in computing net income (loss) per share:
Basic	28,851	27,629	28,736	27,576
Dilutive	29,218	27,629	28,736	27,576

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(107)	$(1,108)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	113	82
Loss on disposal of equipment	5	—
Amortization	67	33
Fulfillment of support obligations	(158)	—
Employee stock based expense	57	40
Stock based expense for acquisition earn-out payment	65	—
Changes in operating assets and liabilities:
Accounts receivable	658	410
Prepaid expenses and other current assets	232	(130)
Contracts In Progress	(204)	—
Accounts payable	(321)	(130)
Accrued compensation and related expenses	(97)	(64)
Other accrued liabilities	(468)	(447)
Deferred revenue	(886)	(1,087)
Net cash used in operating activities	(1,044)	(2,401)

Cash flows from investing activities:
Purchases of property and equipment	(37)	(134)
Decrease in other assets	—	4
Net cash used in investing activities	(37)	(130)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	55	4
Borrowings under line of credit	675	1,560
Borrowings under debt obligations	—	126
Principal payments under debt obligations	(50)	(866)
Net cash provided by financing activities	680	824

Effect of exchange rate changes on cash	(51)	68
Net decrease in cash and cash equivalents	(452)	(1,639)
Cash and cash equivalents, beginning of period	3,675	6,606
Cash and cash equivalents, end of period	$3,223	$4,967

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(54)	$7
Income taxes	$—	$6

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 as filed with the SEC.

Revenue Recognition

The Company implemented its first significant NavRisk software application in the second quarter of fiscal 2006 and is accounting for such revenue under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction-Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This guidance is followed since contracts with customers purchasing the NavRisk application require significant configuration to the software and the configuration activities are essential to the functionality of the software.  As provided for by SOP 81-1, the Company is using the completed-contract method for revenue recognition as it has limited experience determining the accuracy of progress-to-completion estimates for installation hours and project milestones. Under the completed contract method, revenue is recognized only when the contract is completed. Project costs incurred for contracts in progress are deferred and reflected on the Balance Sheet as Contracts in Progress. When a contract is completed, revenue is recognized and deferred costs are expensed. The Company anticipates it will switch to the percentage-of-completion method to recognize NavRisk revenue when it is capable of accurately establishing progress-to-completion estimates for the NavRisk contracts.

The Company’s NavRisk contracts may include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method.

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified updates, are recognized ratably over the term of the maintenance contract and the associated costs are expensed as incurred.

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

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and were required to be adopted by the Company in the second quarter of fiscal 2006. The adoption of Statement 153 did not have a material impact on our financial position, cash flows or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

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

SFAS 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company’s stock-based awards. These models greatly affect the calculated values. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended October 31, 2005 and 2004, respectively: expected option life, 12 months following vesting; stock volatility of 233% and 239%; risk-free interest rates of 3.9% and 3.0%; and no dividends during the expected term and for the six months ended October 31, 2005 and 2004, respectively; expected option life, 12 months following vesting; stock volatility of 227% and 236%, and risk-free interest rates of 3.8% and 3.1%.  The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income (loss) as reported	$5	$(634)	$(107)	$(1,108)
Add: stock-based employee compensation included in reported net income (loss)	—	—	—	40
Less: stock-based employee compensation expense, determined under fair value method for all awards	(108)	(42)	(272)	(160)
Proforma net loss	$(103)	$(676)	$(379)	$(1,228)

Net loss per share (basic and diluted), as reported	$0.00	$(0.02)	$—	$(0.04)
Net loss per share (basic and diluted), pro forma	$0.00	$(0.02)	$(0.01)	$(0.04)

3.              Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2005 and April 30, 2005 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2005	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(50)	150	3 years
Customer-related	164	(41)	123	3 years
Total	$1,769	$(91)	$1,678

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2005	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(16)	184	3 years
Customer-related	164	(14)	150	3 years
Total	$1,769	$(30)	$1,739

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. Intangible assets amortization expense for the three months and six months ended October 31, 2005 was $31,000 and $61,000, respectively. The estimated future amortization expense related to intangible assets as of October 31, 2005 is as follows (in thousands):

FYE
April 30,	Amount
2006 (remaining six months)	$61
2007	121
2008	91
Total	$273

Goodwill will be tested for impairment on an annual basis as of May 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets.

4.              Credit Facility

On June 5, 2005, the Company renewed its loan agreement with the Silicon Valley Bank. The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. The line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and is repaid over twenty four months. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%. As of October 31, 2005, the Company had $675,000 outstanding under the line of credit (see Note 5) and $0.2 million in available credit based upon eligible assets at that date. Additionally, as of October 31, 2005 the Company had $47,000 outstanding in term loans (see Note 5).

5.              Borrowings

Borrowings consisted of the following at October 31, 2005 and April 30, 2005 (in thousands):

	October 31,	April 30,
	2005	2005
Unsecured note payable to a related party, bears no interest	$—	$64
Note payable, bears no interest, payable in installments through March 15, 2006	72	—
Notes payable to a financial institution, accruing interest at prime plus 2.5%, not to be less than 4% per annum (actual interest rate at October 31, 2005 was 9.25%), payable in monthly installments through September 2006	47	118
Short-term borrowings, accruing interest at prime plus 2.0%, not to be less than 4% per annum (actual interest rate at October 31, 2005 was 8.75%), payable in full by June 5, 2006	675	—
Capital lease payable, payable in monthly installments through August 2007	13	15
	807	197
Less current portion	(800)	(166)
	$7	$31

6.              Other Long-Term Liabilities

In February 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. As part of the Acuitrek acquisition, the Company assumed a royalty payable of $600,000 as established by the 2001 funded software development and license arrangement with Acuitrek’s first customer. A minimum royalty is payable in quarterly installments equal to two percent of all gross revenues received from the sale or licensing of the NavRisk product through June 11, 2011. Any remaining royalty balance as of June 11, 2011 shall become fully due and payable on such date. The Company accrued the estimated costs of providing future support and maintenance services for the support and maintenance contracts as of the acquisition date. The future support obligation periods ranged from less than a year to greater than twenty (20) additional years. The support obligation for periods greater than one year from October 31, 2005 is $122,000.

The Company’s other long-term liabilities consist of the following at October 31, 2005 and April 30, 2005 (in thousands):

	October 31,	April 30,
	2005	2005
Long-term debt, net of current portion	$7	$31
Royalty payable	506	514
Accrued support obligations	122	124
Other long-term liabilities	68	72
	$703	$741

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

7.              Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts, generally at the customers’ option, annually thereafter. These maintenance contracts are generally priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements. During the second quarter of fiscal 2006 the Company renewed an additional $131,000 of maintenance contracts that now require monthly billing per new General Services Administration (“GSA”) regulations. As a result of the GSA billing change the amount of new maintenance contracts reflected in the following table includes only one month of maintenance for GSA contracts for the three months ended October 31, 2005. For the three months ended October 31, 2004 there are twelve months of maintenance for GSA contracts reflected in the new maintenance contracts amount in the following table.

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Balances, beginning of period	$2,135	$2,442	$2,849	$3,068
Amount recognized during the period	(1,264)	(1,392)	(2,586)	(2,765)
Amount of new maintenance contracts (1)	1,017	1,152	1,625	1,899
Balances, end of period	$1,888	$2,202	$1,888	$2,202

8.              Comprehensive Loss

The Company’s total comprehensive income (loss) for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income (loss)	$5	$(634)	$(107)	$(1,108)
Foreign currency translation gain	88	38	26	46
Total comprehensive gain (loss)	$93	$(596)	$(81)	$(1,062)

9.              Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month period ended October 31, 2004 and the six-month periods ended October 31, 2005 and October 31, 2004 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income (loss) (Numerator):
Net income (loss)	$5	$(634)	$(107)	$(1,108)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	28,851	27,629	28,736	27,576
Weighted average common equivalent shares outstanding	367	—	—	—
Weighted average shares of common stock outstanding, diluted	29,218	27,629	28,736	27,576

Per Share Amount:
Net income (loss) per share, basic	$0.00	$(0.02)	$0.00	$(0.04)
Effect of dilutive securities	—	—	—	—
Net income (loss) per share, diluted	$0.00	$(0.02)	$0.00	$(0.04)

10.                               Segment Information

In the fourth quarter of fiscal 2005, the Company acquired Acuitrek, Inc. This segment is now known as the Insurance Risk Management Division (“IRM”), which sells and markets the NavRisk application. The Company’s technology products, including the Unify NXJ, Dataserver, VISION and ACCELL product families, are included in the Unify Business Solutions (“UBS”) segment.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Total net revenues:
UBS-Americas	$1,607	$1,980	$3,426	$3,771
UBS-Europe	762	830	1,500	1,772
Insurance Risk Management Division	292	—	461	—
Total net revenues	$2,661	$2,810	$5,387	$5,543

Operating Income (loss):
UBS-Americas	$200	$(562)	$176	$(1,005)
UBS-Europe	76	(79)	273	(100)
Insurance Risk Management Division	(285)	—	(564)	—
Total operating loss	$(9)	$(641)	$(115)	$(1,105)

Interest income	$38	$14	$59	$27
Interest expense	$2	$4	$5	$12

Net revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Total net revenues:
Americas	$740	$1,153	$1,733	$2,045
International Distributors	658	402	1,260	856
Central Europe-Germany, Benelux, Others	209	425	434	870
United Kingdom	309	314	665	738
France	453	516	834	1,034
Insurance Risk Management Division	292	—	461	—
Total net revenues	$2,661	$2,810	$5,387	$5,543

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

Overview

Unify (the “Company”, “we”, “us” or “our”) provides business process automation software solutions, including market leading applications for specialty markets within the insurance risk management and transportation industries. Our solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through our industry expertise and technologies, we help organizations reduce risk, drive business optimization, apply governance standards and increase customer and member services.

Our products include vertical application software solutions for the alternative risk insurance and transportation management markets and also infrastructure and database software that helps our customers build business processes. Our products enable organizations to rapidly, efficiently and seamlessly deliver the right information to the right people at the right time. By consolidating, automating and managing data, our customers see increases in efficiencies and services, as well as reductions in costs.

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

Our customers also include risk pools, corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We are headquartered in Sacramento, California with a subsidiary office in Paris, France and a sales office in the United Kingdom (“UK”). We market and sell products directly in the United States, UK and France and indirectly through worldwide distributors in Japan, Russia, South Africa, Italy, Australia, Brazil and Latin America with customers in more than 45 countries.

Our mission is to deliver applications and infrastructure technology solutions that give customers transactional efficiency, a rich user experience and quality information cost effectively and with a high degree of customer satisfaction. Our strategy is to leverage our award-winning process automation technology with our vertical applications to deliver a broad set of solutions that streamline and automate processes and workflow; present rich user experiences; and deliver consolidated information from multiple sources. We believe that by integrating our technology and applications, we have created a unique and compelling offering in our marketplace. By combining best-of-breed capabilities, we offer customers a better way to manage, integrate, view and report data to help them drive their business objectives.

We are organized into two business units comprised of the Insurance Risk Management division (“IRM”) and Unify Business Solutions division (“UBS”).

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

For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when a noncancelable license agreement has been signed or other persuasive evidence of an arrangement exists, the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, all uncertainties regarding customer acceptance are resolved and collectibility is probable.

For software license arrangements that do require significant modification or customization of the underling software, revenue is recognized based on contract accounting using the completed-contract method.  The completed-contract method recognizes income only when the contract is completed. Project costs incurred for these contracts in progress are accumulated and reflected on the Balance Sheet as Contracts in Progress. Currently, the Company uses contract accounting for its NavRisk product. This policy may change to the percentage of completion method in the future.

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

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At October 31, 2005, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

Deferred Tax Asset Valuation Allowance

As of October 31, 2005, we have approximately $20 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
Software licenses	46.8%	46.3%	44.8%	44.5%
Services	53.2%	53.7%	55.2%	55.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Software licenses	4.5%	3.0%	4.8%	3.0%
Services	15.0%	12.9%	13.5%	13.1%
Total cost of revenues	19.5%	15.9%	18.3%	16.1%

Gross profit	80.5%	84.1%	81.7%	83.9%

Operating expenses:
Product development	23.0%	26.4%	24.4%	25.8%
Selling, general and administrative	57.8%	80.5%	59.5%	78.0%
Total operating expenses	80.8%	106.9%	83.9%	103.8%
Loss from operations	(0.3)%	(22.8)%	(2.2)%	(19.9)%
Other income, net	0.5%	0.6%	0.2%	0.0%
Income (loss) before income taxes	0.2%	(22.2)%	(2.0)%	(19.9)%
Provision for income taxes	0.0%	0.4%	0.0%	0.1%
Net income (loss)	0.2%	(22.6)%	(2.0)%	(20.0)%

Revenues

Total revenues for the fiscal 2006 quarter ended October 31, 2005 were $2.7 million compared to total revenues for the second quarter of fiscal 2005 which were $2.8 million. Software license revenue for the quarter ended October 31, 2005 was $1.2 million compared to $1.3 million for the same quarter of the prior year. Services revenue was $1.4 million for the quarter ended October 31, 2005 and $1.5 million for the same quarter of the prior year. Included in the fiscal 2006 software license revenue was $0.2 million from NavRisk, the primary product of Unify’s Insurance Risk Management division.

Total revenues for the six months ended October 31, 2005 decreased by 3% to $5.4 million from the same period of the prior year when total revenues were $5.5 million. For the six months ended October 31, 2005 software licenses were $2.4 million and services revenue was $3.0 million. For the same period in the prior year software licenses revenue was $2.5 million and services revenue was $3.1 million. For the six months ended October 31, 2005 total revenue from NavRisk was $.5 million which included $.3 million in software license revenue and $.2 million in services revenue.

Cost of Revenues

Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $0.1 million for both the three months ended October 31, 2005 and the three months ended October 31, 2004. For the six months ended October 31, 2005 the cost of software licenses was $.3 million compared to $.2 million for the same period in the prior year. Cost of software licenses as a percent of software licenses revenues for the six months ended October 31, 2005 was 10.8% as compared to 6.8% for the same period of fiscal 2005. The increase in the cost of software licenses was the result of an increase in amortization of purchased software licenses in fiscal year 2006. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties is amortized ratably over their expected useful life. Cost of revenues for NavRisk is comprised of both costs associated with providing consulting services and costs for contracts that were completed in accordance with the completed contract method of accounting. Prior to contract completion, costs are deferred and reflected on the Balance Sheet as Contracts in Progress. When a contract is completed, revenue is recognized and deferred costs are expensed. For the three months ended October 31, 2005 costs of revenues for NavRisk was $0.2 million.

Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting services. Total cost of services was $0.4 million for both the second quarter of fiscal 2006 and fiscal 2005. Total cost of services was also consistent for the six months ended October 31, 2005 and 2004 at $0.7 million for both periods. Cost of services as a percent of services revenues was 24% for both the six months ended October 31, 2005 and for the same period of fiscal 2005.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $0.6 million in the second quarter of fiscal 2006 and $0.7 million for the same period in the prior year.  Product development costs as a percentage of total revenues were 24% for the six months ended October 31, 2005 compared to 26% in the same period of fiscal 2005.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and incentive pay, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $1.5 million for the second quarter of fiscal 2006 compared to $2.3 million for the second quarter of fiscal 2005. As a percentage of total revenue, SG&A expenses were 58% in the second quarter of fiscal 2006 and 81% in the second quarter of fiscal 2005. The $0.8 million reduction in SG&A was primarily the result of reductions in sales personnel and marketing expenses. The largest change was in sales expenses which decreased by $0.6 million in the second quarter of fiscal 2006 compared to the same period in fiscal 2005. The major components of SG&A for the second quarter of fiscal 2006 were sales expenses of $0.7 million, marketing expenses of $0.2 million and general and administrative expenses of $0.6 million.

Provision for Income Taxes

No federal or state tax provisions were recorded in the three and six-month periods ended October 31, 2005, as the Company has significant net operating loss carryforwards.

Liquidity and Capital Resources

At October 31, 2005, the Company had cash and cash equivalents of $3.2 million compared to $3.7 million at April 30, 2005. Working capital was $0.9 million as of October 31, 2005 and $0.8 million as of April 30, 2005.

During the first quarter of fiscal 2005 the Company renewed its loan agreement with the Silicon Valley Bank. The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. As of October 31, 2005, the Company had $0.7 million outstanding under the line of credit and $0.2 million in available credit based upon eligible assets at that date. As of October 31, 2005, the company had a term loan balance of $0.1 million.

Cash flows used by operations were $1.0 million for the first six months of fiscal 2006, compared to a usage of cash for operations of $2.4 million for the first six months of fiscal 2005. For the six months ended October 31, 2005, operating cash was provided by decreases in accounts receivable of $0.7 million and prepaid expenses of $0.2 million. Operating cash was used as a result of decreases in deferred revenue of $0.9 million, accrued liabilities of $0.4 million, accounts payable of $0.3 million and contracts in progress of $0.2 million. For the six months ended October 31, 2005 investing activities used cash of $0.1 million for the purchase of property and equipment. Cash provided by financing activities in the first six months of fiscal 2006 was $0.7 million as a result of a borrowing on the Company’s line of credit of $.7 million, proceeds from issuance of common stock from stock option exercises and purchases of common stock under the employee stock purchase plan of $0.1, offset by payments made on debt obligations of $0.1 million. The Company’s cash flow also reflects a decrease of $0.1 million in the first six months of fiscal 2006 as a result of the effect of currency exchange rates related to international operations.

A summary of certain contractual obligations as of October 31, 2005, is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Short-term borrowings	$675	$675	$—	$—	$—
Long-Term Debt	119	112	7	—	—
Capital Lease Obligations	13	6	7	—	—
Other Long-Term Liabilities	68	—	—	—	68
Operating Leases	2,408	992	1,393	23	—
Total Contractual Cash Obligations	$3,283	$1,785	$1,407	$23	$68

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

The Company’s quarterly operating results have varied significantly in the past, and the Company expects that its operating results are likely to vary significantly from time to time in the future. Such variations result from, among other factors, the following: the size and timing of significant orders and their fulfillment; demand for the Company’s products; ability to sell new products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; ability of the Company to attract and retain key employees; the Company’s ability to integrate and manage acquisitions; seasonality; changes in pricing policies by the Company or its competitors; realignments of the Company’s organizational structure; changes in the level of the Company’s operating expenses; changes in the Company’s sales incentive plans; budgeting cycles of the Company’s customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and investments, which totaled $3.2 million at October 31, 2005. Unify had no short-term investments at October 31, 2005. The Company had $800,000 in short-term borrowings and $7,000 in long-term debt at October 31, 2005. Subsequent to quarter-end the Company made a payment of $675,000 on its short-term borrowings.  The Company does not believe its exposure to interest rate risk is material for debt.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiary in France. At October 31, 2005, the Company had the equivalent of $178,000 in such receivables denominated in Euros. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b)   Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II.                        OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2005, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders held on September 29, 2005, the following matters were voted upon:

1.               The election of each of the nominees for director were approved with the following votes:

	In Favor	Withheld
Todd E. Wille	19,288,929	1,343,156
Richard M. Brooks	19,803,463	828,622
Tery R. Larrew	19,135,113	1,496,972
Robert J. Majteles	19,799,663	832,422
Steven D. Whiteman	18,613,461	2,018,624

2.         The proposal to ratify the selection of Grant Thornton as the Company’s independent auditors for fiscal 2006 was approved as 20,088,085 shares voted in favor of the amendment, representing 97.4% of the shares voted at the meeting. This was sufficient to pass the amendment.

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

Date: November 30, 2005	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)