Form 10-Q
period 2006-01-31
UNIFY CORP
filed 2006-03-17
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,373,201 shares of Common Stock, $0.001 par value, as of January 31, 2006.

UNIFY CORPORATION
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2006	April 30, 2005

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,729	$3,675
Accounts receivable, net	2,674	2,611
Prepaid expenses & other current assets	502	656
Contracts in progress	116	—

Total current assets	6,021	6,942
Property and equipment, net	301	429
Other investments	214	214
Goodwill and intangible assets, net	1,648	1,739
Other assets, net	198	166

Total assets	$8,382	$9,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$161	$739
Short-term borrowings and current portion of long-term debt	812	166
Other accrued liabilities	724	1,336
Accrued compensation and related expenses	598	721
Deferred revenue	3,365	3,220

Total current liabilities	5,660	6,182
Other long-term liabilities	700	741
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	29	28
Additional paid-in capital	63,886	63,588
Accumulated other comprehensive income	24	73
Accumulated deficit	(61,917)	(61,122)

Total stockholders’ equity	2,022	2,567

Total liabilities and stockholders’ equity	$8,382	$9,490

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2005	2006	2005

Revenues:
Software licenses	$1,029	$1,469	$3,444	$3,934
Services	1,393	1,518	4,365	4,596

Total revenues	2,422	2,987	7,809	8,530

Cost of Revenues:
Software licenses	95	96	355	264
Services	634	351	1,359	1,077

Total cost of revenues	729	447	1,714	1,341

Gross profit	1,693	2,540	6,095	7,189

Operating Expenses:
Product development	755	678	2,068	2,110
Selling, general and administrative	1,641	2,544	4,846	6,866

Total operating expenses	2,396	3,222	6,914	8,976

Loss from operations	(703)	(682)	(819)	(1,787)
Other income, net	15	34	24	35

Loss before income taxes	(688)	(648)	(795)	(1,752)
Provision for income taxes	—	3	—	7

Net loss	$(688)	$(651)	$(795)	$(1,759)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.06)
Dilutive	$(0.02)	$(0.02)	$(0.03)	$(0.06)

Shares used in computing net loss per share:
Basic	29,148	27,692	29,065	27,606
Dilutive	29,148	27,692	29,065	27,606

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended January 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(795)	$(1,759)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	148	130
Loss on disposal of equipment	17	—
Amortization	101	—
Fulfillment of support obligations	(158)	—
Employee stock based expense	120	40
Stock based expense for acquisition earn-out payment	122	—
Changes in operating assets and liabilities:
Accounts receivable	(153)	(299)
Prepaid expenses and other current assets	135	(150)
Contracts in progress	(116)	—
Accounts payable	(578)	(186)
Accrued compensation and related expenses	(112)	(109)
Other accrued liabilities	(449)	(189)
Deferred revenue	183	(169)

Net cash used in operating activities	(1,535)	(2,691)

Cash flows from investing activities:
Purchases of property and equipment	(38)	(176)
Decrease in other assets	—	43

Net cash used in investing activities	(38)	(133)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	57	31
Borrowings/payments under line of credit, net	675	—
Borrowings under debt obligations	144	126
Principal payments under debt obligations	(200)	(128)

Net cash provided by financing activities	676	29

Effect of exchange rate changes on cash	(49)	104

Net decrease in cash and cash equivalents	(946)	(2,691)
Cash and cash equivalents, beginning of period	3,675	6,606

Cash and cash equivalents, end of period	$2,729	$3,915

Supplemental cash flow information:
Cash received during the period for:
Interest	$84	$29
Income taxes	$—	$14

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end user customers, independent software vendors (“ISVs”), international distributors and value added resellers (“VARs”).  The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions.  With the exception of its NavRisk product, the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, “Software Revenue Recognition”.  For the NavRisk product, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Research Bulletin (“ARB”) 45, “Long-Term Construction Type Contracts”.  The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period.  The nature of each licensing arrangement determines how revenues and related costs are recognized.

With the exception of the NavRisk software application, the Company’s products are generally sold with a perpetual license.  The Company sells the NavRisk software under both perpetual and term licenses.  Term licenses allow the customer to use the NavRisk software for a fixed period of time, generally 3 to 5 years, and at the conclusion of the term the customer must cease using the software or purchase a new license term.  The customer does not receive any additional software during the license term.  Under both perpetual and term licenses the customer can, at their discretion, elect to purchase related maintenance and support on an annual basis.

For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists.

For arrangements of $10,000 or more a signed noncancelable license agreement is required for revenue recognition.  For arrangements that are less than $10,000 the Company considers a customer purchase order, a customer purchase requisition, or a sales quotation signed by an officer of the customer to be persuasive evidence that an arrangement exits such that revenue can be recognized.

For software license arrangements that do require significant modification or customization of the underlying software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, “Long-Term Construction Type Contracts” and Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  This guidance is followed since contracts with customers purchasing the NavRisk application require significant configuration to the software and the configuration activities are essential to the functionality of the software.  The Company is using the completed-contract method for revenue recognition as it has limited experience determining the accuracy of progress-to-completion estimates for installation hours and project milestones.  Under the completed-contract method, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists.  Project costs incurred for contracts in progress are deferred and reflected on the Balance Sheet as Contracts in Progress.  When a contract is completed, revenue is recognized and deferred costs are expensed.  The Company anticipates it will switch to the percentage-of-completion method to recognize NavRisk revenue when it is capable of accurately establishing progress-to-completion estimates for the NavRisk contracts.

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

SFAS 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company’s stock-based awards. These models greatly affect the calculated values. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended January 31, 2006 and 2005, respectively: expected option life, 12 months following vesting; stock volatility of 233% and 183%; risk-free interest rates of 4.4% and 3.4%; and no dividends during the expected term and for the nine months ended January 31, 2006 and 2005, respectively; expected option life, 12 months following vesting; stock volatility of 222% and 218%, and risk-free interest rates of 4.1% and 3.2%.  The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2005	2006	2005

Net loss as reported	$(688)	$(651)	$(795)	$(1,759)
Add: stock-based employee compensation included in reported net loss	120	—	242	40
Less: stock-based employee compensation expense, determined under fair value method for all awards	(24)	(238)	(213)	(398)

Pro forma net loss	$(592)	$(889)	$(766)	$(2,117)

Net loss per share (basic and diluted), as reported	$(0.02)	$(0.02)	$(0.03)	$(0.06)
Net loss per share (basic and diluted), pro forma	$(0.02)	$(0.03)	$(0.03)	$(0.08)

3.     Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2006 and April 30, 2005 (in thousands):

January 31, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life

Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(67)	133	3 years
Customer-related	164	(54)	110	3 years

Total	$1,769	$(121)	$1,648

April 30, 2005	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life

Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(16)	184	3 years
Customer-related	164	(14)	150	3 years

Total	$1,769	$(30)	$1,739

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. Intangible assets amortization expense for the three months and nine months ended January 31, 2006 was $31,000 and $91,000, respectively. The estimated future amortization expense related to intangible assets as of January 31, 2006 is as follows (in thousands):

FYE April 30,	Amount

2006 (remaining three months)	$31
2007	121
2008	91

Total	$243

Goodwill will be tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets.

4.     Credit Facility

On June 5, 2005, the Company renewed its loan agreement with the Silicon Valley Bank. The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. The line of credit is secured by qualifying domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and is repaid over twenty four months. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%. As of January 31, 2006, the Company had $675,000 outstanding under the line of credit (see Note 5) and $0.2 million in available credit based upon eligible assets at that date. Additionally, as of January 31, 2006 the Company had $34,000 outstanding in term loans (see Note 5).

5.     Borrowings

Borrowings consisted of the following at January 31, 2006 and April 30, 2005 (in thousands):

	January 31, 2006	April 30, 2005

Unsecured note payable to a related party, bears no interest	$—	$64
Note payable, bears no interest, payable in installments through March 15, 2006	96	—
Notes payable to a financial institution, accruing interest at prime plus 2.5%, not to be less than 4% per annum (actual interest rate at January 31, 2006 was 9.75%), payable in monthly installments through September 2006	34	118
Short-term borrowings, accruing interest at prime plus 2.0%, not to be less than 4% per annum (actual interest rate at January 31, 2006 was 9.25%), payable in full by June 5, 2006	675	—
Capital lease payable, payable in monthly installments through August 2007	12	15

	817	197
Less current portion	(812)	(166)

	$5	$31

6.     Other Long-Term Liabilities

In February 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. As part of the Acuitrek acquisition, the Company assumed a royalty payable of $600,000 as established by the 2001 funded software development and license arrangement with Acuitrek’s first customer. A minimum royalty is payable in quarterly installments equal to two percent of all gross revenues received from the sale or licensing of the NavRisk product through June 11, 2011. Any remaining royalty balance as of June 11, 2011 shall become fully due and payable on such date. The Company accrued the estimated costs of providing future support and maintenance services for the support and maintenance contracts as of the acquisition date. The future support obligation periods ranged from less than a year to greater than twenty (20) additional years. The support obligation for periods greater than one year from January 31, 2006 is $121,000.

The Company’s other long-term liabilities consist of the following at January 31, 2006 and April 30, 2005 (in thousands):

	January 31, 2006	April 30, 2005

Long-term debt, net of current portion	$5	$31
Royalty payable	506	514
Accrued support obligations	121	124
Other long-term liabilities	68	72

	$700	$741

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2005	2006	2005

Balances, beginning of period	$1,888	$2,202	$2,849	$3,068
Amount recognized during the period	(1,304)	(1,387)	(3,886)	(4,153)
Amount of new maintenance contracts	2,398	2,392	4,019	4,292

Balances, end of period	$2,982	$3,207	$2,982	$3,207

8.     Comprehensive Loss

The Company’s total comprehensive loss for the periods shown was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31

	2006	2005	2006	2005

Net loss	$(688)	$(651)	$(795)	$(1,759)
Foreign currency translation gain	(2)	13	(49)	60

Total comprehensive loss	$(690)	$(638)	$(844)	$(1,699)

9.     Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month and nine-month periods ended January 31, 2006 and January 31, 2005 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2005	2006	2005

Net loss (Numerator):
Net loss	$(688)	$(651)	$(795)	$(1,759)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	29,148	27,692	29,065	27,606
Weighted average common equivalent shares outstanding	—	—	—	—

Weighted average shares of common stock outstanding, diluted	29,148	27,692	29,065	27,606

Per Share Amount:
Net loss per share, basic	$(0.02)	$(0.02)	$(0.03)	$(0.06)
Effect of dilutive securities	—	—	—	—

Net loss per share, diluted	$(0.02)	$(0.02)	$(0.03)	$(0.06)

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

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2005	2006	2005

Total net revenues:
UBS-Americas	$1,403	$1,954	$4,829	$5,724
UBS-Europe	702	1,033	2,201	2,806
Insurance Risk Management Division	317	—	779	—

Total net revenues	$2,422	$2,987	$7,809	$8,530

Operating Income (loss):
UBS-Americas	$82	$(220)	$258	$(1,223)
UBS-Europe	(58)	(462)	215	(564)
Insurance Risk Management Division	(727)	—	(1,292)	—

Total operating loss	$(703)	$(682)	$(819)	$(1,787)

Interest income	$33	$14	$92	$41

Interest expense	$3	$6	$8	$18

Net revenues by geographic area were as follows (in thousands):

	Three Months Ended January 31		Nine Months Ended January 31

	2006	2005	2006	2005

Total net revenues:
Americas	$796	$912	$2,529	$2,958
International Distributors	335	401	1,595	1,261
Central Europe-Germany, Benelux, Others	272	641	705	1,505
United Kingdom	270	359	937	1,093
France	432	674	1,264	1,713
Insurance Risk Management Division	317	—	779	—

Total net revenues	$2,422	$2,987	$7,809	$8,530

11.     Subsequent Event

On March 14, 2006, the Company entered into an Agreement and Plan of Merger with Warp Technology Holdings, Inc (“Warp”).  Warp is a holding company that operates under the name Halo Technology Holdings, Inc.  Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify as part of an all stock transaction. Unify stockholders will receive 0.437 shares of Halo common stock for every share of Unify common stock.

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

On March 14, 2006, the Company entered into an Agreement and Plan of Merger with Warp Technology Holdings, Inc (“Warp”).  Warp is a holding company for established enterprise software companies and operates under the name Halo Technology Holdings, Inc.  Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify as part of an all stock transaction. Unify stockholders will receive 0.437 shares of Halo common stock for every share of Unify common stock.

In February 2005, we acquired privately-held Acuitrek Inc., a provider of policy administration and underwriting solutions for the alternative risk market. The acquisition was the result of our expanded strategy to penetrate underserved specialty markets with our solutions. As a result, Unify now offers solutions to the alternative risk market, in particular public entity risk pools made up of cities, counties, special districts, third party administrators and insurance carriers that administer self insurance funds for public entities, captives and other self-insured groups.

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

Our customers also include risk pools, corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We are headquartered in Sacramento, California, with a subsidiary office in Paris, France and a sales office in the United Kingdom (“UK”). We market and sell products directly in the United States, UK and France and indirectly through worldwide distributors in Japan, Russia, South Africa, Italy, Australia, Brazil and Latin America with customers in more than 45 countries.

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end user customers, independent software vendors (“ISVs”), international distributors and value added resellers (“VARs”).  The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions.  With the exception of its NavRisk product, the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, “Software Revenue Recognition”.  For the NavRisk product, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Research Bulletin (“ARB”) 45, “Long-Term Construction Type Contracts”.  The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period.  The nature of each licensing arrangement determines how revenues and related costs are recognized.

With the exception of the NavRisk software application, the Company’s products are generally sold with a perpetual license.  The Company sells the NavRisk software under both perpetual and term licenses.  Term licenses allow the customer to use the NavRisk software for a fixed period of time, generally 3 to 5 years, and at the conclusion of the term the customer must cease using the software or purchase a new license term.  The customer does not receive any additional software during the license term.  Under both perpetual and term licenses the customer can, at their discretion, elect to purchase related maintenance and support on an annual basis.

For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists.

For arrangements of $10,000 or more a signed noncancelable license agreement is required for revenue recognition.  For arrangements that are less than $10,000 the Company considers a customer purchase order, a customer purchase requisition, or a sales quotation signed by an officer of the customer to be persuasive evidence that an arrangement exits such that revenue can be recognized.

For software license arrangements that do require significant modification or customization of the underlying software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, “Long-Term Construction Type Contracts” and Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  This guidance is followed since contracts with customers purchasing the NavRisk application require significant configuration to the software and the configuration activities are essential to the functionality of the software.  The Company is using the completed-contract method for revenue recognition as it has limited experience determining the accuracy of progress-to-completion estimates for installation hours and project milestones.  Under the completed-contract method, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists.  Project costs incurred for contracts in progress are deferred and reflected on the Balance Sheet as Contracts in Progress.  As of January 31, 2006 Contracts in Progress was $116,000. When a contract is completed, revenue is recognized and deferred costs are expensed.  The Company anticipates it will switch to the percentage-of-completion method to recognize NavRisk revenue when it is capable of accurately establishing progress-to-completion estimates for the NavRisk contracts.

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

Valuation of Other Investments

At January 31, 2006, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

Deferred Tax Asset Valuation Allowance

As of January 31, 2006, we have approximately $21 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2005	2006	2005

Revenues:
Software licenses	42.5%	49.2%	44.1%	46.1%
Services	57.5%	50.8%	55.9%	53.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Software licenses	3.9%	3.2%	4.5%	3.1%
Services	26.2%	11.8%	17.4%	12.6%

Total cost of revenues	30.1%	15.0%	21.9%	15.7%

Gross profit	69.9%	85.0%	78.1%	84.3%

Operating expenses:
Product development	31.2%	22.7%	26.5%	24.7%
Selling, general and administrative	67.8%	85.2%	62.1%	80.5%

Total operating expenses	99.0%	107.9%	88.6%	105.2%

Loss from operations	(29.1)%	(22.9)%	(10.5)%	(20.9)%
Other income, net	0.6%	1.1%	0.3%	0.4%

Loss before income taxes	(28.5)%	(21.8)%	(10.2)%	(20.5)%
Provision for income taxes	0.0%	0.1%	0.0%	0.1%

Net loss	(28.5)%	(21.9)%	(10.2)%	(20.6)%

Revenues

Total revenues for the fiscal 2006 quarter ended January 31, 2006 were $2.4 million compared to total revenues for the third quarter of fiscal 2005 which were $3.0 million. Software license revenue for the quarter ended January 31, 2006 was $1.0 million compared to $1.5 million for the same quarter of the prior year. In the third quarter of the fiscal 2006 the Company experienced a general softness in the market in all geographic regions resulting in a decrease in software license revenue compared to previous quarters. Contributing to the decrease in software license revenue was the fact that for the third quarter of fiscal 2006 the Company had only one high dollar software license contract included in revenue while in prior quarters the Company has generally had several high value software license contracts. Services revenue was $1.4 million for the quarter ended January 31, 2006 and $1.5 million for the same quarter of the prior year. Included in the fiscal 2006 software license revenue was $0.3 million from NavRisk, the primary product of Unify’s Insurance Risk Management division.

Total revenues for the nine months ended January 31, 2006 decreased by 8% to $7.8 million from the same period of the prior year when total revenues were $8.5 million. For the nine months ended January 31, 2006 software licenses were $3.4 million and services revenue was $4.4 million. For the same period in the prior year software licenses revenue was $3.9 million and services revenue was $4.6 million. For the nine months ended January 31, 2006 total revenue from NavRisk was $0.8 million which included $0.5 million in software license revenue and $0.3 million in services revenue.

Cost of Revenues

Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $0.1 million for both the three months ended January 31, 2006 and the three months ended January 31, 2005. For the nine months ended January 31, 2006 the cost of software licenses was $0.4 million compared to $.3 million for the same period in the prior year. Cost of software licenses as a percent of software licenses revenues for the nine months ended January 31, 2006 was 10.3% as compared to 6.7% for the same period of fiscal 2005. The increase in the cost of software licenses was the result of an increase in amortization of purchased software licenses in fiscal year 2006. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties is amortized ratably over their expected useful life.

Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting services as well as costs associated with providing customization and implementation services for NavRisk contracts. Total cost of services was $0.6 million for the third quarter of fiscal 2006 and $0.4 million for the third quarter of fiscal 2005. Total cost of services was $1.4 million for the nine months ended January 31, 2006 compared to $1.1 million for the same period of the prior year. Cost of services as a percent of services revenues was 31% for the nine months ended January 31, 2006 and 23% for the same period of fiscal 2005.  The increase in cost of services for the nine months ended January 31, 2006 was primarily the result of an increase in the number of personnel providing customization and implementation services in support of NavRisk contracts.  In the prior year the Company did not have NavRisk as a product line until February 2005.

Cost of revenues for NavRisk is comprised of both costs associated with providing consulting services and costs for contracts that were completed in accordance with the completed contract method of accounting. Prior to contract completion, costs are deferred and reflected on the Balance Sheet as Contracts in Progress. When a contract is completed, revenue is recognized and deferred costs are expensed. For the three months ended January 31, 2006 costs of revenues for NavRisk was $0.3 million.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $0.8 million in the third quarter of fiscal 2006 and $0.7 million for the same period in the prior year. Product development costs as a percentage of total revenues were 26% for the nine months ended January 31, 2006 compared to 25% in the same period of fiscal 2005.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and incentive pay, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $1.6 million for the third quarter of fiscal 2006 compared to $2.5 million for the third quarter of fiscal 2005. As a percentage of total revenue, SG&A expenses were 68% in the third quarter of fiscal 2006 and 85% in the third quarter of fiscal 2005. The $0.9 million reduction in SG&A was primarily the result of reductions in sales personnel and marketing expenses. The largest change was in sales expenses which decreased by $0.5 million in the third quarter of fiscal 2006 compared to the same period in fiscal 2005. The major components of SG&A for the third quarter of fiscal 2006 were sales expenses of $0.8 million, marketing expenses of $0.2 million and general and administrative expenses of $0.6 million.

Provision for Income Taxes

No federal or state tax provisions were recorded in the three and nine month periods ended January 31, 2006, as the Company has significant net operating loss carryforwards.

Liquidity and Capital Resources

At January 31, 2006, the Company had cash and cash equivalents of $2.7 million compared to $3.7 million at April 30, 2005. Working capital was $0.4 million as of January 31, 2006 and $0.8 million as of April 30, 2005.

During the first quarter of fiscal 2006 the Company renewed its loan agreement with the Silicon Valley Bank. The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. As of January 31, 2006, the Company had $0.7 million outstanding under the line of credit and $0.2 million in available credit based upon eligible assets at that date. As of January 31, 2006, the company had a term loan balance of $0.1 million.

Cash flows used by operations were $1.5 million for the first nine months of fiscal 2006, compared to a usage of cash for operations of $2.7 million for the first nine months of fiscal 2005. For the nine months ended January 31, 2006, operating cash was provided by a decrease in prepaid expenses of $0.1 million and an increase in deferred revenue of $0.2 million. Operating cash was used as a result of increases in accounts receivable of $0.2 million and contracts in progress of $0.1 million and decreases in accounts payable of $0.6 million, accrued compensation of $0.1 million and other accrued liabilities of $0.4 million. For the nine months ended January 31, 2006 investing activities used cash of $0.1 million for the purchase of property and equipment. Cash provided by financing activities in the first nine months of fiscal 2006 was $0.7 million which was primarily the result of a net borrowings on the Company’s line of credit of $.7 million, proceeds from issuance of common stock from stock option exercises and purchases of common stock under the employee stock purchase plan of $0.1, offset by payments made on debt obligations of $0.2 million. The Company’s cash flow also reflects a decrease of $0.1 million in the first nine months of fiscal 2006 as a result of the effect of currency exchange rates related to international operations.

A summary of certain contractual obligations as of January 31, 2006, is as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Short-term borrowings	$675	$675	$—	$—	$—
Long-Term Debt	130	125	5	—	—
Capital Lease Obligations	12	7	5	—	—
Other Long-Term Liabilities	68	—	—	—	68
Operating Leases	2,135	958	1,168	9	—

Total Contractual Cash Obligations	$3,020	$1,765	$1,178	$9	$68

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principle and which hold investments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material for cash and investments, which totaled $2.7 million at January 31, 2006. Unify had no short-term investments at January 31, 2006. The Company had $812,000 in short-term borrowings and current portion of long-term debt and $5,000 in long-term debt at January 31, 2006. Subsequent to quarter-end the Company made a payment of $675,000 on its short-term borrowings.  The Company does not believe its exposure to interest rate risk is material for debt.

Unify does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principle loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiary in France. At January 31, 2006, the Company had the equivalent of $179,000 in such receivables denominated in Euros. The Company encourages prompt payment of these intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances or as a result of exchange rate fluctuations in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

          (b)   Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2006, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: March 16, 2006	Unify Corporation
(Registrant)

	By:	/s/ STEVEN D. BONHAM

Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)