Form 10-K
period 2006-04-30
UNIFY CORP
filed 2006-07-31
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.

YES ☐  NO ☒

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

YES ☐  NO ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,887,860 based on the number of shares held by non-affiliates of the Registrant as of April 30, 2006, and based on the reported last sale price of common stock on October 31, 2005, which is the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 2006, the Registrant had 29,523,608 shares of common stock outstanding.

PART I

A Caution about Forward-Looking Statements:

          The discussion in this Annual Report on Form 10-K  contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1.	BUSINESS

The Company

          Unify (the “Company”, “we”, “us” or “our”) provides business automation software solutions, including market leading applications for specialty markets within the insurance risk management and transportation industries. Our solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through our industry expertise and technologies, we help organizations reduce risk, drive business optimization, apply governance standards and increase customer and member services.

          Our products include vertical application software solutions for the alternative risk insurance and transportation management markets and also infrastructure and database software that helps our customers automate and streamline business processes. By consolidating, automating and managing data using our business software, our customers see increases in efficiencies and services, as well as reductions in costs.

          On March 14, 2006, the Company entered into an Agreement and Plan of Merger with Halo Technology Holdings, Inc (“Halo”) and UCA Merger Sub, Inc. (“the Merger Sub”), as amended on May 24, 2006 and July 5, 2006. Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify as part of an all stock transaction valued at approximately $21.0 million based on Halo’s market valuation at the time the merger agreement was signed and $15.8 million based on Halo’s market valuation as of July 24, 2006. As long as Unify’s cash on hand is $2.1 million or more at closing Unify stockholders will receive 0.595 shares of Halo common stock for every share of Unify common stock. If Unify’s cash on hand at closing is less than $2.1 million the exchange ratio is subject to downward adjustment as defined in the merger agreement or alternatively, Halo may elect not to close the merger.

          Pursuant to the merger agreement, Merger Sub will be merged with and into Unify, with Unify surviving the merger as a wholly-owned subsidiary of Halo. In connection with the merger agreement, two shareholders of Unify representing approximately thirty-three percent (33%) of outstanding voting rights of Unify have executed stockholder agreements which, subject to limited exceptions, require these stockholders to vote their Unify shares in favor of the merger. We expect the merger to close in September 2006 but there can be no assurances as to whether the merger will close by then or at all.  If the merger closes, our business will become part of Halo. Unless otherwise noted, all disclosures in this Form 10-K reflect Unify as a separate business from Halo. See Note 2 to Notes to Financial Statements.

          In February 2005, we acquired privately-held Acuitrek Inc., a provider of policy administration and underwriting solutions for the alternative risk market. The acquisition was the result of our strategy to penetrate underserved specialty markets with our solutions. As a result, Unify now offers solutions to the alternative risk market, in particular public entity risk pools made up of cities, counties, special districts, third party administrators and insurance carriers that administer self insurance funds for public entities, captives and other self-insured groups.

          Our customers also include risk pools, corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We are headquartered in Sacramento, California, with a subsidiary office in Paris, France and a sales office in the United Kingdom (“UK”). We market and sell products directly in the United States, UK and France and indirectly through worldwide distributors in Australia, Brazil, and Latin America with customers in more than 45 countries. Our mission is to deliver applications and software development technology solutions that give customers transactional efficiency, a rich user experience and quality information cost effectively and with a high degree of customer satisfaction. Our strategy is to leverage our award-winning business process automation technology with our vertical applications to deliver a broad set of solutions that streamline and automate processes and workflow; present rich user experiences; and deliver consolidated information from multiple sources. We believe that by integrating our technology and applications, we have created a unique and compelling offering in our marketplace. By combining best-of-breed capabilities, we offer customers a better way to manage, integrate, view and report data to help them drive their business objectives.

          Unify was incorporated in Delaware on April 10, 1996. Over the past five years we have expanded our product offering from the ACCELL, DataServer and VISION suite of products to the Unify NXJ, NavRisk and ViaMode products. We are organized into two business units comprised of the Insurance Risk Management division and the Unify Business Solutions division.

Insurance Risk Management

          As a result of the acquisition of Acuitrek, in February 2005, we formed the Insurance Risk Management (IRM) division. The integration of the companies was completed in May 2005 with IRM now including former Acuitrek employees, combined with the addition of Unify resources to support expansion and growth of the division. The division is responsible for the development, implementation and sales of the NavRisk suite of products. NavRisk is a policy administration and underwriting application that provides a consolidated, streamlined view of all information and processes involved in the management administration of policies and underwriting. Using NavRisk, underwriters can manage the tracking and valuation of exposures, rating, quoting and invoicing of premiums and issuance of final policies and certificates. NavRisk eliminates intense manual entry of policy information, automatically sends policy information to brokers and agents and provides in-depth reporting and analysis.

Unify Business Solutions

          Unify Business Solutions is comprised of our technology products including Unify NXJ, Unify NXJ Composer, ACCELL, DataServer and VISION product families. Our customers are corporate end user IT departments, ISVs, VARs and our worldwide distributors. This division is dedicated to providing exceptional technology and service to the customer base and continues to meet their current and future technology needs. This division serves our extensive customer installed base and includes sales and marketing, support, and professional services. Included in the division is our driver performance management application, ViaMode, which was built on our Unify NXJ technology and is sold through partnerships.

Products

Business Applications

          NavRisk is an end-to-end policy administration and underwriting solution used by the underwriters, administrators and risk managers of risk pools, risk retention groups, captives and other self-insured entities. NavRisk is used to enable proactive risk management and administration of alternative risk groups by automating the complete policy cycle including renewal processing, rating, policy certificates, quoting, premium invoicing, reporting, loss control and communications with customers or members. NavRisk automates and enables data consolidation, tracking and valuing of exposures, all aspects of quoting and invoicing of premiums, issuance of final policy certificates and endorsements, all communications, including creating an audit trail so information is retrievable and accessible. NavRisk integrates with claims and accounting systems for comprehensive real-time reporting and analysis on all lines of business.

          ViaMode is a transportation software and services solution delivered in partnership by Unify and one of our premier domain partners. The ViaMode solution combines a software application built on Unify NXJ with professional services for driver performance management within the transportation industry.

Java 2 Enterprise Edition (“J2EE”) Application Development Platform

          The Unify NXJ application development platform is used by IT developers to build business process-centric and collaborative web applications. Unify NXJ, Version 11, released in October 2005, enables IT organizations to rapidly build and deploy a range of custom applications built on industry standard Java reporting and graphically-rich, easy to navigate online forms. Organizations use Unify NXJ to productively and effectively automate business processes, consolidate older legacy systems into a single system or application, and deliver collaborative information to employees, suppliers and partners.

          The Unify NXJ Composer product is specifically designed for IBM Lotus Notes® customers migrating to the J2EE platform. Unify NXJ Composer has built in migration utilities that enable an existing Lotus Notes application to be redeployed onto the J2EE platform with little manual involvement.

Rapid Application Development Tools

          Unify’s ACCELL® is a highly productive 4GL application development suite and database software for developing and deploying data-rich, database-driven applications. 4GL is a fourth generation programming language designed to allow users to develop applications, particularly for the purpose of querying databases and producing reports. The ACCELL products support interfaces to leading database products including Unify DataServer, IBM DB2, Informix, Microsoft SQL Server, Oracle and Sybase. The ACCELL product suite includes ACCELL/Web, ACCELL/SQL and ACCELL/IDS.

•

ACCELL/Web™ — enables our customers with existing ACCELL/SQL applications to convert them into fully featured graphical Web-based applications without rewriting the application or modifying the source code.

•

ACCELL/SQL™ — is our powerful 4GL-based rapid application development software for developing client/server applications. ACCELL/SQL connects to Unify, Oracle, Sybase and Informix databases creating a fast application performance environment.

•	ACCELL/IDS™ — powerful 4GL-based rapid application development software for applications that connect to Unify’s DataServer ELS database.

Database Management Product Line

•

DataServer® — A high performance enterprise relational database management system with minimal maintenance and memory requirements. It can quickly accommodate the growth of user requirements over time, making it an attractive choice for mission critical applications. DataServer makes it easy for developers to create graphical applications and migrate existing database applications to enterprise network and Internet environments.

•	DataServer® ELS — A high performance, easily embeddable database. Its small footprint and proven reliability make it an industry favorite for embedded applications that require relational databases.

Graphical Client/Server Product Solution

          Unify VISION® is a powerful graphical, client/server application development system that allows for rapid creation and easy modification of complex business applications based on 4GL technology. Unify VISION consists of an object-oriented, repository-based component framework designed to enable developers to rapidly create and easily modify application components. VISION also contains an application server to allow organizations to integrate custom-built and packaged applications with the Internet.

Customers

          Unify’s customer base consists of a significant number of businesses of many sizes, public entities and independent software vendors who sell packaged applications and resellers. We sell to the alternative risk management insurance market, transportation labor market and broad horizontal markets including healthcare, government, education, financial services, technology, transportation, and manufacturing. In fiscal 2006, one customer accounted for approximately 12% of total revenue. In fiscal 2005 and 2004 no single customer accounted for 10% or more of revenues.

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

          Unify’s direct sales organization consists of sales representatives and pre-sales consultants. Our North America sales representatives are located in our headquarters. Unify markets its products internationally through offices in the UK and France. Unify has distributors in Asia Pacific, Europe, Japan, Latin America, Russia and South Africa. International revenues accounted for 63%, 65% and 68% of total revenues in fiscal 2006, 2005 and 2004, respectively.

          Unify’s marketing is focused on generating demand and marketing awareness for Unify products including efforts to support the direct and indirect sales channels. Marketing activities include e-business initiatives, strategic demand generation, public relations, customer communications, trade shows and our Web site.

          As of April 30, 2006, Unify had 15 employees engaged in sales and marketing activities, 9 in North America and 6 in Europe.

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

          As of April 30, 2006, we had a total of 14 employees engaged in providing professional services, 6 in support and 8 in consulting and training. Of those employees, 12 were located in the United States and 2 were located in Europe.

Product Development

          We focused our development efforts on a combination of new development for our NavRisk and ViaMode applications and the Unify NXJ platform, as well as enhancing and broadening the functionality and ports of our database and application development products. During fiscal 2006, we developed and released Unify NXJ Version 11, Unify NXJ Composer for Lotus Notes application migration and ViaMode, a comprehensive application platform, as well as additional versions of our database and tools products. Additionally, we enhanced the NavRisk policy administration and underwriting solution and added a new web portal product to our NavRisk suite of products. Unify’s product development expenses for fiscal 2006, 2005, and 2004, were $2.7 million, $2.8 million and $3.0 million, respectively.

          Most of Unify’s current software products have been developed internally; however, we have licensed certain software components from third parties and we may do so again in the future. We are committed to delivering products that meet customer and market needs today and in future periods.

          Unify’s product development activities are conducted at the Sacramento, California headquarters facility. As of April 30, 2006, we had a total of 20 employees in product development, including 17 software development engineers.

Intellectual Property

          Unify relies on a combination of copyright, trademark and trade-secret laws, non-disclosure agreements and other methods to protect our proprietary technology. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries in which we sell products do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

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

          Unify is dependent on third-party suppliers for certain software which is embedded in some of our products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by us if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could adversely affect our business, operating results, and financial condition.

Competition

          The market for Unify’s Business Solutions software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. With the Unify NXJ platform, we compete in the market with dozens of providers of Java-based application platform suites, integrated services environments and business process management infrastructure software. These competitors include BEA

Systems, IBM, Microsoft Corporation and Oracle Corporation. All of these competitors are large, well capitalized companies with significantly greater financial, technical and marketing resources as well as greater name recognition and larger customer bases. The Unify solutions are competitive from a technical capability, rich interface and ease of use, service and pricing perspectives, but our competitors have greater brand recognition and perceived financial strength.

          With our NavRisk application, we have two significant competitors in Computer Sciences Corporation (“CSC”), which is a large and well capitalized company and Valley Oak which currently provides a claims application to our targeted NavRisk market. Other indirect competitors include solution consulting companies who offer to build custom policy administration systems for the NavRisk focused market. The NavRisk application compares favorably to the current CSC offering from a technological, functional and ease of use perspective, and because of our installation methodologies, but CSC has greater brand recognition and perceived financial strength.

          The Company generally derives sales from new project initiatives, additional deployment of existing applications and product upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether or not to begin a new project initiative or upgrade or keep things status quo. Organizations choose Unify software for a variety of factors including the ability to build and implement applications quickly, the knowledge of Unify’s software among its IT developers, the high level of customer service and support Unify provides and our price point which gives customers a cost-effective solution to their business problem. Organizations will typically choose a competitor because of their perceived financial strength.

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

Employees

          As of April 30, 2006, we had a total of 60 employees, including 20 in product development, 15 in sales and marketing, 14 in customer support, consulting, and training, and 11 in finance, information systems, operations and general administration. Of these employees, 51 were located in the United States and 9 were located in Europe.

          Unify’s success depends in large part on its ability to attract and retain qualified employees, particularly senior management, engineering, direct sales and support personnel. The competition for such employees is intense. There can be no assurance that we will be successful in attracting or retaining key employees. Any failure we have in attracting and retaining qualified senior management, engineering, direct sales, and support personnel could adversely affect our business, operating results, and financial condition. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

WHERE YOU CAN FIND MORE INFORMATION

          You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Unify) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.unify.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

          In addition, if the merger closes our business will become part of Halo. For information on Halo, please read Halo’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K that they may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Halo) at its website at www.sec.gov.

RISK FACTORS

            In evaluating the Company’s business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K and in our other filings with the SEC.

Risks related to the proposed merger

Failure to complete the merger could negatively impact our stock price, future business, or operations.

If the merger is not completed, we may be subject to a number of material risks, including the following:

•	we may be required under certain circumstances to pay Halo a termination fee of $600,000;

•	the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed; and

•	costs related to the merger, such as legal, accounting, certain financial advisory and financial printing fees, must be paid, even if the merger is not completed.

            Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner on terms as attractive as those provided for in the merger agreement. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, Unify is prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, disposition, consolidation, dissolution, sale of assets or other business combination, other than with Halo.

Failure to satisfy or waive certain conditions could prevent the merger from occurring.

            The closing of the merger is contingent upon various conditions being satisfied or waived. If all the conditions are not satisfied or waived, the merger will not occur. If the merger does not occur, we will lose the intended benefits of the merger. The following conditions, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before Halo and/or Unify are obligated to complete the merger:

•	the merger agreement must be adopted by the holders of a majority of the outstanding shares of Unify common stock as of the record date;

•	there must not be any order, injunction or decree preventing the completion of the merger;

•	a combined Halo/Unify proxy statement/prospectus must be declared effective by the SEC and no stop order suspending such effectiveness shall be in effect;

•	there shall have been no material adverse change in the business, operations, condition (financial or otherwise), assets or liabilities of either Unify or Halo;

•	Halo must have received at least $3,000,000 in new money equity investments (in addition to any investment in Halo made by Special Situations Funds);

•

certain holders of convertible promissory notes of Halo must have converted such promissory notes into shares of Halo common stock or restructured the payment terms such that no amounts will be due until December 1, 2007, subject to certain exceptions;

•	the holders of all outstanding shares of Halo’s preferred stock (other than Halo’s Series D Preferred Stock) must convert their shares of Halo preferred stock to shares of Halo common stock;

•	at the effective time of the merger Unify must have cash on hand of at least $2,100,000;

•

should any holders of Unify common stock exercise dissenters rights with respect to the merger, the number of shares of common stock held by such holders shall not be more than ten percent of Unify’s common stock; and

•	Todd Wille and Halo must have entered into an employment agreement.

            Any termination of the merger agreement, regardless of whether termination expenses are required to be paid, could lead to a possible decline in the market price of our common stock to the extent current market prices reflect a market assumption that the merger will be completed.

The price of our common stock may be affected by factors affecting the price of Halo’s common stock.

            Holders of Unify common stock will be entitled to receive Halo common stock in the merger and will become holders of Halo common stock if the merger closes. Halo’s business differs in certain ways from Unify’s business, and the factors affecting Halo’s results of operations, as well as the price of Halo common stock, may be different than the factors affecting Unify’s results of operations and the price of Unify common stock. The price of Halo common stock may fluctuate significantly, including as a result of factors over which Halo has no control. Fluctuations in Halo’s common stock could lead to possible fluctuations in the market price of our common stock to the extent current market prices reflect a market assumption that the merger will be completed.

The contractual provision that requires us to pay a termination fee could adversely affect our financial condition and may discourage other companies from trying to acquire Unify.

            Under the merger agreement, Unify has agreed to pay a termination fee of $600,000 plus expenses to Halo in particular circumstances, including circumstances in which a third party seeks to acquire or acquires Unify. This termination fee could discourage other companies from trying to acquire Unify even though those other companies might be willing to offer greater consideration to Unify stockholders than Halo has offered in the merger agreement. In addition, payment of the termination fee could have a material adverse effect on Unify’s financial condition.

General uncertainty related to the merger could harm our revenues, ability to retain key personnel, stock price and operating results.

            Our customers may, in response to the pendency of the proposed merger, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline. Similarly, our employees may experience uncertainty about their future role after the merger is completed. This may harm our ability to attract and retain key management, sales, marketing and technical personnel. Also, speculation regarding the likelihood of the completion of the merger could increase the volatility of Halo’s and our stock prices. The disruption of the businesses of Unify caused by these issues could cause quarterly and annual operating results to be lower than expected.

Contractual provisions in the merger agreement contain significant restrictions on our operations that would require the consent of Halo to deviate from.

            Under the merger agreement, Unify has agreed to certain restrictions on the conduct of its business, including not making capital expenditures in excess of $50,000, not issuing any additional securities (except in the ordinary course of business), not acquiring any other business or company, not amending any employee plan, not commencing any litigation, not incurring any additional indebtedness, and others, in each case without the consent of Halo (which will not be unreasonably withheld). The effect of these provisions is that Unify may not be able to take actions it otherwise might believe are in the best interests of Unify stockholders unless it can convince Halo to consent, and there can be no assurances that such consent would be obtained on acceptable terms or at all.

We are dependent on acceptance of our applications and business automation products as well as the growth of the market.

            We expect our applications business to account for an increasing percentage of future revenues and accordingly, we are devoting a substantial portion of our resources in the building of the sales model and marketing programs to gain market acceptance for it. As a result, factors adversely affecting the pricing of or demand for our NavRisk or ViaMode applications or for the Unify NXJ business automation platform, such as, but not limited to, competition and technological change, would have an adverse effect on our business, operating results and financial condition. There can be no assurance that we will successfully market and sell these new products or enhanced versions of our existing products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview;” “Business—Products” and “—Product Development.”

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

We are subject to intense competition.

          We have experienced and expect to continue to experience intense competition from current and future competitors including Computer Science Corporation, Valley Oak, BEA Systems, IBM, Microsoft Corporation, and Oracle Corporation.

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

          A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 46%, 51% and 62% of our software license revenues for fiscal 2006, 2005 and 2004, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners could have an adverse effect on our business, operating results, and financial condition. See “Business—Sales, Marketing and Distribution.”

There are numerous risks associated with our international operations and sales.

          Revenues derived from our international customers accounted for 63%, 65% and 68% of our total revenues, with the remainder from North America, in fiscal 2006, 2005 and 2004, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business—Sales, Marketing and Distribution.”

Our stock price may be subject to volatility.

          Unify’s common stock price has been and is likely to continue to be subject to significant volatility. In addition to factors associated with our proposed merger discussed above, a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Unify or its competitors’; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in our relationships with our customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in our senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

          Unify’s stock trades over-the-counter on the “bulletin board.” Companies whose shares trade over-the-counter generally receive less analyst coverage and their shares are more thinly traded than stock that is traded on the NASDAQ National Market System or a major stock exchange. Our stock is therefore subject to greater price volatility than stock trading on national market systems or major exchanges.

Our quarterly operating results may be subject to fluctuations and seasonal variability.

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

          Due to the foregoing factors, quarterly revenues and operating results may vary on a quarterly basis. Revenues and quarterly results may vary because software technology is rapidly evolving, and our sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and varies substantially from customer to customer. Because we normally deliver products within a short time of receiving an order, we typically do not have a backlog of orders. As a result, to achieve our quarterly revenue objectives, we are dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, we generally recognize a substantial portion of our software license revenues at the end of a quarter. Our expense levels largely reflect our expectations for future revenue and are therefore somewhat fixed in the short term.

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

          Unify is dependent on third-party suppliers for software which is embedded in some of its products. We believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company. However, if any such third-party licenses were terminated, or not renewed, or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing such products, which could require payment of additional fees to third parties, internal development costs and delays and might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could adversely affect our business, operating results and financial condition. See “Business—Intellectual Property.”

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

          Our future performance depends on the continued service of key technical, sales and senior management personnel. With the exception of Unify’s president and chief executive officer and the general manager of the Insurance Risk Management division who is the former president and chief executive officer of Acuitrek, there are no other Unify technical, sales, executive or senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

          While we believe we currently have adequate internal control over financial reporting, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems. Any breakdown in our control systems, whether or not foreseeable by management, could cause investors to lose confidence in the accuracy of our financial reporting and may have an adverse impact on our business and on the market price for Unify’s common stock.

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

          The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2006, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

          During fiscal 2006, Unify’s common stock was traded on the Over-The-Counter Bulletin Board (OTC BB) under  the symbol UNFY.OB. The following table sets forth the average high and low sales prices as reported on the  over-the-counter market for shares of our common stock for the periods indicated. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low

Fiscal 2006
Fourth Quarter	$0.49	$0.34
Third Quarter	0.44	0.30
Second Quarter	0.42	0.31
First Quarter	0.56	0.35
Fiscal 2005
Fourth Quarter	$0.66	$0.45
Third Quarter	0.66	0.38
Second Quarter	0.65	0.37
First Quarter	1.01	0.65

Common Stockholders of Record

          At June 30, 2006, there were approximately 295 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

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

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$5,535	$5,205	$6,111	$5,895	$7,303
Services	5,714	6,098	5,814	6,278	6,297

Total revenues	11,249	11,303	11,925	12,173	13,600

Cost of Revenues:
Software licenses	448	336	595	263	498
Services	1,920	1,328	1,299	1,133	1,442

Total cost of revenues	2,368	1,664	1,894	1,396	1,940

Gross profit	8,881	9,639	10,031	10,777	11,660

Operating Expenses:
Product development	2,714	2,814	2,996	4,108	4,099
Selling, general and administrative	6,845	9,225	7,840	6,391	4,740
Write-down of other investments	—	—	175	200	1,300

Total operating expenses	9,559	12,039	11,011	10,699	10,139

Income (loss) from operations	(678)	(2,400)	(980)	78	1,521
Other income (expense), net	50	44	(27)	3	36

Income (loss) before income taxes	(628)	(2,356)	(1,007)	81	1,557
Provision (benefit) for income taxes	—	8	3	(38)	(10)

Net income (loss)	$(628)	$(2,364)	$(1,010)	$119	$1,567

Net income (loss) per share:
Basic	$(0.02)	$(0.09)	$(0.05)	$(0.01)	$0.08
Diluted	$(0.02)	$(0.09)	$(0.05)	$(0.01)	$0.08
Shares used in computing net income (loss) per share:
Basic	29,015	27,777	21,558	20,939	20,232
Diluted	29,015	27,777	21,558	21,693	20,779

	April 30, 2006	2005	2004	2003	2002

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$1,881	$3,675	$6,606	$3,030	$2,993
Working capital	676	760	3,816	658	65
Total assets	8,351	9,490	10,743	6,675	7,717
Long-term debt, net of current portion	3	31	—	—	200
Total stockholders’ equity	2,235	2,567	4,492	1,509	971

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

          Unify (the “Company”, “we”, “us” or “our”) provides business automation software solutions, including market leading applications for specialty markets within the insurance and transportation industries. Our solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through our industry expertise and technologies, we help organizations reduce risk, drive business optimization, apply governance, and increase customer and member services.

          Our products include vertical application software solutions for the alternative risk insurance and transportation management markets and also infrastructure and database software that helps our customers automate and streamline business processes. By consolidating, automating and managing data, our customers see increases in efficiencies and services, as well as reductions in costs.

          We have entered into an Agreement and Plan of Merger with Halo.  Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify as part of an all stock transaction valued at approximately $21.0 million based on Halo’s market valuation at the time the merger agreement was signed and $15.8 million based on Halo’s market valuation as of July 24, 2006. We expect the merger to close in September 2006 but there can be no assurances as to whether the merger will close by then or at all. If the merger closes, our business will become a part of Halo.

          In February 2005, Unify acquired privately-held Acuitrek Inc., a provider of policy administration and underwriting solutions for the alternative risk management market. The acquisition was the result of our strategy to penetrate specialty, underserved markets with our solutions. As a result, Unify offers solutions to the alternative risk market, in particular public entity risk pools made up of cities, counties, special districts, third-party administrators and insurance carriers that administer self-insurance funds for public entities.

          Our customers also include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We are headquartered in Sacramento, California with a subsidiary office in Paris, France and a sales office in the United Kingdom (“UK”). We market and sell products directly in the United States, UK and France, and indirectly through worldwide distributors in Australia, Brazil and Latin America with customers in more than 45 countries.

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

          We are organized into two business units comprised of the Insurance Risk Management division (IRM) and Unify Business Solutions division (UBS).

Unify Insurance Risk Management

          As a result of the acquisition of Acuitrek, we formed the Insurance Risk Management (IRM) division. The integration of the companies was completed during the fourth quarter of fiscal 2005 with IRM now including former Acuitrek employees, combined with the addition of Unify resources to support expansion and growth of the division. The division is responsible for the development, implementation and sales of the NavRisk suite of products. NavRisk is a policy administration and underwriting application that automates labor-intensive processes, streamlines access to information, and integrates and automates delivery of information for pools, policy administrators and brokers.

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

Unify Business Solutions

          Unify Business Solutions is comprised of our technology products including Unify NXJ, Unify NXJ Composer, ACCELL, DataServer and VISION product families. Our customers are corporate end-user IT departments, ISVs and our worldwide distributors. This division is dedicated to providing exceptional technology to this customer base and to continue to meet their current and future technology needs. This division serves our extensive customer installed base and includes sales and marketing, support, and professional services. Included in the division is our transportation labor standards application, ViaMode, which was built on our Unify NXJ technology and is sold through partnerships.

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

Revenue Recognition

          The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”).  The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions. With the exception of its NavRisk product, the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, Software Revenue Recognition. For the NavRisk product, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period.  The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

          For arrangements of $10,000 or more, a signed noncancelable license agreement is required for revenue recognition. For arrangements that are less than $10,000, the Company considers a customer purchase order, a customer purchase requisition, or a sales quotation signed by an officer of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

          For software license arrangements that do require significant modification or customization of the underlying software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This guidance is followed since contracts with customers purchasing the NavRisk application require significant configuration to the software and the configuration activities are essential to the functionality of the software. The Company is using the completed-contract method for revenue recognition as it has limited experience determining the accuracy of progress-to-completion estimates for installation hours and project milestones. Under the completed-contract method, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists. Project costs incurred for contracts in progress are deferred and reflected on the Balance Sheet as Contracts in Progress. When a contract is completed, revenue is recognized and deferred costs are expensed. The Company anticipates it will switch to the percentage-of-completion method to recognize NavRisk revenue when it is capable of accurately establishing progress-to-completion estimates for the NavRisk contracts.

          The Company’s customer contracts include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the fair value of all undelivered elements is determinable.

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

Valuation of Long-Lived Assets

          Our long-lived assets are comprised of long-term investments. At April 30, 2006, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. We recognized $175,000 in impairment losses related to long-term investments in fiscal 2004. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred Tax Asset Valuation Allowance

          As of April 30, 2006, we have approximately $4 million of deferred tax assets related principally to net operating loss carry forwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

          The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,

	2006	2005	2004

Revenues:
Software licenses	49.2%	46.0%	51.2%
Services	50.8	54.0	48.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software licenses	4.0	3.0	5.0
Services	17.1	11.8	10.9

Total cost of revenues	21.1	14.8	15.9

Gross profit	78.9	85.2	84.1

Operating expenses:
Product development	24.1	24.9	25.1
Selling, general and administrative	60.8	81.6	65.7
Write-down of other investments	0.0	0.0	1.5

Total operating expenses	84.9	106.5	92.3

Income (loss) from operations	(6.0)	(21.3)	(8.2)
Other income (expense), net	0.4	0.4	(0.2)

Income (loss) before income taxes	(5.6)	(20.9)	(8.4)
Provision (benefit) for income taxes	0.0	0.0	0.1

Net income (loss)	(5.6)%	(20.9)%	(8.5)%

Total Revenues

          The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 46%, 51%, and 62% of our software license revenues for fiscal 2006, 2005 and 2004, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 63%, 65%, and 68% of total revenues in fiscal years 2006, 2005 and 2004, respectively.

          Total revenues in fiscal 2006 were $11.2 million, a decrease of $0.1 million or 1% from fiscal 2005 revenues of $11.3 million. Total software licenses revenues in fiscal 2006 were $5.5 million, an increase of $0.3 million or 6% from fiscal 2005, while total services revenues were $5.7 million, a decrease of $0.4 million or 7% from fiscal 2005. Total revenues in fiscal 2005 were $11.3 million, a decrease of $0.6 million or 5% from fiscal 2004 revenues of $11.9 million. Total software license revenues in fiscal 2005 were $5.2 million for a decrease of $0.9 million or 15% from fiscal 2004, while total service revenues of $6.1 in fiscal 2005 increased by $0.3 million or 5% from fiscal 2004.

          For fiscal 2006, the increase in software license revenues of $0.3 million as compared to fiscal 2005 consists of new product revenues from our NavRisk product of $0.6 million, offset by a $0.2 million or 27% decrease in NXJ licenses, and a $0.1 million or 2% decrease in the database and tools products. NavRisk software license revenues were $0.6 million in 2006 and were the result of our purchase of Acuitrek Inc. in February 2005. There were no NavRisk license revenues in 2005. While NXJ revenues were down on a year over year basis, we did have success in Q4 of 2006 in attracting new customers to our NXJ Composer product. NXJ Composer allows customers to move Lotus Notes applications to the J2EE environment in a very efficient manner. We expect the interest in NXJ Composer to accelerate in 2007. For the last several years we have experienced an ongoing erosion in our worldwide database and tools as we are no longer attracting the volume of new customers we have historically, and existing customers are moving to other company’s products for new projects more often. The decrease in database and tools product licenses year over year was $0.1 million in 2006. Based upon the performance of the database and tools products for the last few years, we anticipate these revenues will continue to decline in fiscal 2007. We expect revenue from NXJ Composer and NavRisk will become more significant over the next several years and will provide an offset to the expected decline in our future database and tools revenue.

          For fiscal 2006 and fiscal 2005, software license revenues from North America were 33% of total software licenses. Software license revenues from North America in absolute dollars were $1.8 million for fiscal 2006 and include software license revenues of $0.6 million from our IRM division for sales of its NavRisk product. There were no software license revenues for the IRM division in fiscal 2005. Software license revenues for Unify NXJ from North America were $0.1 million in fiscal 2006 compared to $0.3 million in fiscal 2005.

          Software license revenues from our European territory were $2.5 million for fiscal 2006, an increase of $0.2 million, or 9% compared to fiscal 2005. Software license revenues from our distribution territories were $1.2 million in fiscal 2006 and $1.1 million in fiscal 2005. In fiscal 2005, we centralized the management of all the non-European distributors back to corporate headquarters with the expectation of reversing previous year over year decreases.

          For fiscal 2005, software license revenues were $5.2 million, a decrease of $0.9 million or 15% from $6.1 million in fiscal 2004. Software license revenues in fiscal 2005 from North America increased to 33% of total software licenses, up from 29% of total software licenses in fiscal 2004. Software license revenues from North America were $1.7 million in both fiscal 2005 and 2004. Software license revenues for fiscal 2005 from outside of North America were $3.5 million, a decrease of 21% from fiscal 2004. This reduction was primarily the result of the gradual decline that we have experienced over the past several years in our database and tools products.

          For both fiscal 2006 and fiscal 2005 consulting revenues were $0.6 million. In fiscal 2006, our UBS division had $0.4 million in consulting revenues and our IRM division had $0.2 million in consulting revenues. In fiscal 2006, we renewed approximately 80% of our maintenance agreements, consistent with the previous years. Maintenance revenues in fiscal 2006 were $5.1 million compared to $5.5 million for both fiscal 2005 and 2004. The 7% decrease in fiscal 2006 compared to fiscal 2005 is primarily the result of the gradual decline we have experienced in our database and tools product revenue over the last several years.

Cost of Revenues

          Cost of Software Licenses. Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $0.4 million for fiscal 2006, $0.3 million for fiscal 2005 and $0.6 million for fiscal 2004. Cost of software licenses in fiscal 2004 was higher than both fiscal 2005 and 2006 because of higher third-party royalties paid and the amortization of purchased technology. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties are amortized ratably over their expected useful lives.

          Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $1.9 million for fiscal 2006 and $1.3 million for both fiscal 2005 and 2004. The increase in fiscal 2006 costs over fiscal 2005 is the result of additional implementation costs related to the IRM division which was formed following the February 2005 acquisition of Acuitrek Inc. In fiscal 2005, the IRM division was in place for only the final quarter of the year. Costs for consulting and implementation services in fiscal 2006 were $1.1 million compared to $0.5 million in fiscal 2005. The IRM division’s products are custom software applications which require significant implementation services. Support costs were $0.8 million in both fiscal 2006 and fiscal 2005. Our cost of services as a percent of services revenues in fiscal 2006 was 34% as compared to 22% in both fiscal 2005 and 2004. The 12% increase in the percentage of services revenues in fiscal 2006 over fiscal 2005 is caused by the increase in implementation costs associated with the addition of IRM software applications to our suite of products for a full year in fiscal 2006.

Operating Expenses

          Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs have been consistent over the last few years totaling $2.7 million in fiscal 2006, $2.8 million in fiscal 2005 and $3.0 million in fiscal 2004. Product development costs as a percentage of total revenues have also been consistent on a year over year basis and were 24% in fiscal 2006 and 25% in both fiscal 2005 and 2004.

          Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $6.8 million in fiscal 2006, $9.2 million for 2005 and $7.8 million for 2004. As a percentage of total revenue, SG&A expenses were 61% in fiscal 2006, 82% in fiscal 2005 and 66% in fiscal 2004. The major components of SG&A for fiscal 2006 were sales expenses of $3.4 million, marketing expenses of $0.8 million and general and administrative expenses of $2.6 million. For fiscal 2005, the major components of SG&A were sales expenses of $5.2 million, marketing expenses of $1.4 million, and general and administrative expenses of $2.6 million. Included in fiscal 2005, SG&A expenses are $1.1 million of non-operating expenses consisting of severance and other costs associated with a reduction in the North American and UK sales management teams and the conversion of the UK subsidiary to a sales office. In fiscal 2006, the Company had a focused initiative to contain SG&A expenses with the largest reduction in expenses compared to fiscal 2005 being in the sales and marketing areas. Fiscal 2005 sales expenses increased $1.0 million from fiscal 2004 as the Company increased its business development activities, hired a new Vice President of sales and marketing, and increased its direct sales force and telemarketing staff to focus on increasing sales of Unify NXJ.

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

          Other Income (Expense). Other income (expense), net consists primarily of foreign exchange gains and losses, interest earned by the Company on our cash and cash equivalents offset by interest expense incurred on debt. Other income (expense) was $50,000, $44,000 and ($27,000) in fiscal 2006, 2005 and 2004, respectively.

          Provision for Income Taxes. For fiscal 2006, we recorded no state, federal or foreign tax provisions due to reported net losses. For fiscal 2005, we recorded expenses of $8,000 for various taxes. For fiscal 2004, we recorded a foreign income tax expense of $9,000 and a federal tax benefit of $6,000 for federal income tax refunds from prior periods related to NOL carry backs. At April 30, 2006, we had net operating losses for federal tax purposes of approximately $3.1 million.

Liquidity and Capital Resources

          At April 30, 2006, the Company had cash and cash equivalents of $1.9 million, compared to $3.7 million at April 30, 2005. Working capital at the end of fiscal 2006 was $0.7 million compared to $0.8 million at the end of fiscal 2005. The Company had accounts receivable of $3.4 million as of April 30, 2006. Included in the April 30, 2006 accounts receivable balance was a $1.7 million receivable from one customer which was collected in full in May 2006.

          The Company completed a private financing on April 28, 2004, in which it received $3.7 million, net of expenses. The proceeds from the offering were received from the sale of 5,633,900 shares of common stock and warrants representing the right to acquire an additional 2,253,560 shares of the Company’s common stock at an exercise price of $.90 per share. Due to the initial issuance of shares in the acquisition of Acuitrek in February 2005, which caused the application of the anti-dilution provision of the warrants, the warrant exercise price was adjusted to $0.89 per share and the total number of warrant shares purchasable on exercise of the warrants has increased to 2,272,715 shares. Any future issuance of shares with respect to the Acuitrek transaction will not trigger application of these anti-dilution provisions. The warrants vested immediately upon issuance. There were no warrants exercised as of April 30, 2006.

          The Company has a line of credit arrangement with Silicon Valley Bank which was put in place during the first quarter of fiscal 2006. As of April 30, 2006 the Company had no outstanding debt under the line of credit. The line of credit has a borrowing limit of $1.0 million. As of April 30, 2006, based upon the amount of its eligible assets at that time, the Company had available for borrowing $974,500 on the line of credit. This line of credit was to expire on June 4, 2006, but on May 24, 2006 the line was extended until August 2, 2006 (see Notes 7 and 8 in footnotes to Consolidated Financial Statements). In addition, as of April 30, 2006, the Company had a term loan, also with Silicon Valley Bank, with a balance of $0.1 million. The line of credit is secured by qualifying foreign and domestic accounts receivable. The term loan is secured by purchased assets and has a one-year term. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5%, respectively. The prime rate used to calculate interest shall not be less than 4.0%.

          We believe that existing cash, $1.9 million as of April 30, 2006, along with forecasted operating cash flows for fiscal year 2007 and the credit facility, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2007. The fiscal 2007 operating plan assumes normal stand-alone operations for the Company, capital expenditures of approximately $60,000 and required interest and principal payments on debt.

          In fiscal 2007, we plan to aggressively market our NavRisk software application and our NXJ Composer product, as well as continue to provide excellent technology products to our existing customers. The fiscal 2007 plan requires few additional strategic investments in sales, marketing or implementation services. We believe our fiscal 2007 plan will generate positive cash flow as a result of our NXJ Composer and NavRisk growth initiatives coupled with a focused initiative to contain expenses. However, there is no assurance our plans will be successful.

          Operating Cash Flows. In fiscal 2006, we had negative cash flows from operations totaling $1.6 million. This compares to fiscal 2005 and 2004 where cash flows from operations were negative $2.4 million and $0.1 million, respectively. The negative operating cash flow for fiscal 2006 principally resulted from the $0.6 million net loss, a $0.9 million increase in accounts receivable, a $0.4 million decrease in accounts payable, a $0.1 million increase in prepaid expenses and other current assets, a $0.2 million decrease in support obligations and a $0.3 million decrease in other accrued liabilities. Offsetting these amounts was an increase of $0.2 million accrued compensation and related expenses, a $0.1 million increase in deferred revenue, $0.3 million in stock based expenses, $0.1 million for amortization, and $0.2 million in depreciation.

          In fiscal 2005, we had negative cash flows from operations totaling $2.4 million. The negative operating cash flow principally resulted from $2.4 million in net loss, a $0.3 million decrease in other accrued liabilities, a $0.2 million decrease in deferred revenue, a $0.1 million decrease in accrued compensation, and a $0.1 million increase in prepaid expenses and other current assets. Offsetting these amounts was a $0.4 million decrease in accounts receivable, a $0.1 million increase in accounts payable and $0.2 million in depreciation.

          In fiscal 2004, we had negative cash flows from operations totaling $0.1 million. The negative operating cash flow for fiscal 2004 was the result of a $1.0 million net loss, offset by both a $0.6 million increase in other accrued liabilities, and a $0.3 million increase in deferred revenue. Other factors included $0.2 million in depreciation, $0.2 million write-down of other investments, $0.1 million in stock-based expense, together with a $0.2 million increase in accounts receivable, a $0.2 million increase in prepaid expenses and offset by a net $0.1 million increase in accounts payable and accrued compensation.

          Investing Cash Flows. Net cash and cash equivalents used by investing activities was $0.1 million for fiscal 2006. Net cash and cash equivalents used by investing activities approximated $0.7 million in fiscal 2005 and $0.2 million in fiscal 2004. The use of cash by investing activities for both fiscal 2006 and fiscal 2004 was entirely related to capital expenditures. The use of cash by investing activities for fiscal 2005 was $0.2 million for capital expenditures and $0.5 million for the purchase of Acuitrek Inc.

          Financing Cash Flows. Net cash used in financing activities in fiscal 2006 was $0.1 million. In fiscal 2005 and 2004, cash provided by financing activities was $0.1 million and $3.8 million, respectively. Net cash used in financing activities in fiscal 2006 was the result of cash payments of $1.7 million used to make principal payments on debt offset by proceeds from borrowings of $1.5 million and proceeds of $0.1 million from the issuance of common stock. The cash provided in 2005 of $0.1 million was the result of $0.1 million from the proceeds of the issuance of common stock from stock options exercises and purchases under the employee stock purchase plan. In fiscal 2005, principal payments on debt of $1.7 million were offset by borrowings under debt obligations of $1.7 million also. The cash provided in fiscal 2004 was the result of $3.8 million from the proceeds of the issuance of common stock from a private financing closed in April 2004, the issuance of common stock from stock options exercises, and purchases under the employee stock purchase plan. Cash was also provided by the collection of notes receivable from a stockholder of $0.1 million with principal payments and borrowings under debt obligations offsetting each other.

          A summary of certain contractual obligations as April 30, 2006 is as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long-Term Debt	$36	$33	$3	$—	$—
Other Long-Term Liabilities	77	—	—	—	77
Operating Leases	2,033	1,010	1,008	15	—

Total Contractual Cash Obligations	$2,146	$1,043	$1,011	$15	$77

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

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FAS Statements No. 133 and 150. SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity.  SFAS No. 155 is required to be adopted in fiscal years beginning after September 15, 2006. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $1.9 million at April 30, 2006. Unify had no short-term investments at April 30 in fiscal 2006 or 2005. Additionally, the Company does not believe its exposure to interest rate risk is material for debt. On a combined basis, the current and long-term portions of debt totaled $0.1 million at April 30, 2006 and $0.2 million at April 30, 2005.

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

          Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiary in France. At April 30, 2006, the Company had $0.1 million in such receivables denominated in Euros. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

          The reports of Ernst and Young on our financial statements for the fiscal year ending April 30, 2004 and April 30, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

          On December 15, 2004, pursuant to the approval of the Audit Committee of our Board of Directors, we engaged Grant Thornton LLP (“Grant Thornton”) to serve as our independent auditors. During the fiscal year ended April 30, 2004, and through December 15, 2005, we did not consult Grant Thornton on any accounting or auditing issues,  the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

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

          (b)          Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information concerning our executive officers as of June 30, 2006.

Executive Officers

Name	Current Position with Company	Age	Executive Officer Since

Todd E. Wille	President and Chief Executive Officer	43	2000
Steven D. Bonham	Vice President and Chief Financial Officer	49	2005
Frank Verardi	Vice President & General Manager UBS	57	2001
Daniel S. Romine	Vice President & General Manager IRM	43	2005
David M. Glende	Vice President and Chief Technology Officer	46	2001

          Unify has a board of directors consisting of five (5) members. Set forth below is information with respect to their ages as of June 30, 2006, as well as their positions and offices held with the Company.  Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

Name	Current Position with Company	Age	Director Since

Steven D. Whiteman	Chairman of Board	55	1997
Richard M. Brooks	Director and Audit Committee Chair	52	2005
Robert J. Majteles	Director	41	2004
Tery R. Larrew	Director	52	2002
Todd E. Wille	President and Chief Executive Officer	43	2000

Executive Officers

          Todd E. Wille has served as president and chief executive officer since November 2000.  He rejoined the Company in October 2000 as the chief operating officer and acting chief financial officer. Mr. Wille originally joined Unify in August 1995 as the corporate controller. In September 1997, Mr. Wille was promoted to vice president, finance and chief financial officer. In March 1998, Mr. Wille left the Company and joined FRx Software Corporation as the vice president of finance and chief financial officer. Subsequently, Mr. Wille was promoted to senior vice president of operations. Mr. Wille received a B.A. in business administration with concentrations in accounting and finance and management information systems from Wartburg College.

          Steven D. Bonham joined the Company in June 2005, as vice president of finance and administration and chief financial officer. Before joining Unify, Mr. Bonham served eight years as chief financial officer for LexisNexis/Examen, a subsidiary of LexisNexis.  Prior to LexisNexis/Examen, Mr. Bonham spent nine years with Foundation Health Corp., a former Fortune 500 publicly traded managed care insurance company, most recently serving as the vice president of finance for Foundation’s California Heath Plan. Mr. Bonham, a licensed certified public accountant, has a B.S. degree in accounting from California State University, Sacramento.

          Frank Verardi has served as vice president and general manager of Unify Business Solutions since May 2005, where he oversees sales and development for the Company’s technology products.  From June 2003 to April 2005, he served as vice president of technical services, and from May 2001 to May 2003, he served as vice president of worldwide sales and marketing. Prior to these positions, Mr. Verardi served in various management positions, including vice president of worldwide professional services, vice president of worldwide product delivery and customer support, and director of client services. Mr. Verardi joined the Company in August 1988.  Before joining Unify, Mr. Verardi held various positions with Computer Sciences Corporation, including director of commercial professional services. Mr. Verardi received a B.S. in computer science from California State University, Chico.

          Daniel S. Romine joined the Company in February 2005, as vice president and general manager of Unify’s Insurance Risk Management Division. He joined the Company following Unify’s acquisition of Acuitrek, where he was founder and chief executive officer. Mr. Romine is a seasoned business executive and entrepreneur. He launched Acuitrek in 2001, after spending seven years in various management positions with Intel, including serving as the Director of Business Operations for the Information Technology division where he oversaw planning, performance and financial metrics for distribution of IT products.

          David M. Glende has served as vice president of products for the Insurance Risk Management Division since February 2005, where he oversees the division’s product development, product strategy and customer implementation activities. He joined Unify in 1985 and held various management positions in product development and marketing before being appointed chief technology officer in February 2000. In May 2001, Mr. Glende was appointed vice president, products and chief technology officer and in June 2003, he was appointed vice president of strategy and CTO. Mr. Glende holds a B.S. in computer science from California State University, Sacramento.

Board of Directors

          Steven D. Whiteman has served as a director of the Company since May 1997. In August 2004, he was appointed chairman of the board. Mr. Whiteman previously served as the president and chief executive officer of Intesource, an Internet based procurement service specifically for the food industry. From June 2000 to May 2002, he worked as an independent consultant. From May 1993 until June 2000, Mr. Whiteman served as president of Viasoft, Inc. (“Viasoft”), a publicly traded software products and services company. From February 1994 to June 2000, Mr. Whiteman also served as chief executive officer and director of Viasoft, and from April 1997 to June 2000, he served as chairman of the board of directors. Mr. Whiteman is also a director of Intesource, Actuate Corporation, and Netpro. Mr. Whiteman holds a B.A. degree in business administration from Taylor University and a M.B.A. from the University of Cincinnati.

          Richard M. Brooks was appointed director in August 2005. Mr. Brooks is the co-founder of Winterhawk Media LLC, an Internet security firm.  Mr. Brooks previously served as chief executive officer for VantageMed from April 2002 to December 2004. In addition, Mr. Brooks served as a director of VantageMed Corporation from March 2001 to January 2005 and was appointed chairman of that board in May of 2002. Prior to being appointed CEO at VantageMed, Mr. Brooks served as a managing member of Brooks and Donde LLC, a financial and information technology company. From June 1998 to June 2001, Mr. Brooks served on the board of directors of NetStream, Inc., a communications and IT managed services company which he co-founded. He was also treasurer from May 2000 to June 2001, and served as the chief financial officer from June 1998 to May 2000, for NetStream, Inc. Mr. Brooks received a B.S. in business administration from Oregon State University.

          Tery R. Larrew has served as a director of the Company since May 2002. Mr. Larrew served as the President and CEO of Vericept Corporation, a provider of network-based early warning and misuse prevention solutions, headquartered in Denver, Colorado. Prior to joining Vericept in 2002, Mr. Larrew co-founded IQ3G, a mobile services company, in 2000. From 1999 to 2000, Mr. Larrew was the chairman and chief executive officer of a start-up e-communication company, UPDATE Systems, Inc. Mr. Larrew also serves as the chief executive officer of Pinnacle Management, which he reformed in 1998. From 1996 to 1998, Mr. Larrew served on the executive management team of Metromail/CIC. He is a graduate of Colorado State University with a B.S. degree in business administration and a minor in finance and marketing.

          Robert J. Majteles joined our board in April 2004. Mr. Majteles founded Treehouse Capital, LLC, a firm focused on blending value and growth investment disciplines to make active investments in later-stage technology companies in 2001. In addition to Unify, Mr. Majteles is on the Board of Directors of Adept Technology, Inc., Macrovision Corporation, Vertical Communications, Inc., and WorldHeart Corporation. Mr. Majteles received a law degree from Stanford University and an undergraduate degree from Columbia University.  Additionally, Mr. Majteles is a lecturer at the Lester Center for Entrepreneurship, Haas School of Business, University of California, Berkeley and is a Member of the Board of Trustees of the Head-Royce School, Oakland, California.

          During fiscal 2006 the board held four (4) regular board meetings and four (4) special meetings. During this time the Audit Committee held four (4) committee meetings. For the board meetings all of the directors were either present or participated by telephone. For the Audit Committee meetings, all the committee members were present. The Audit Committee is chaired by Richard Brooks who is a financial expert. In addition to Mr. Brooks, Mr. Larrew and Mr. Whiteman, each a non-employee member of the Board, are also members of the Audit Committee.

          The executive officers serve at the discretion of the Board and Mr. Wille is further subject to rights contained in his employment agreement. There are no family relationships between any of our directors or executive officers.

          The board has adopted a Code of Business Conduct that applies to all our employees, officers and directors. Links to this material is available on Unify’s website at www.unify.com.

ITEM 11.	BOARD OF DIRECTORS AND EXECUTIVE COMPENSATION

          The Company’s Board of Directors adopted the following compensation program for its non-employee (independent) members. This program has several components described in the table below. The compensation for each individual Director is assessed by the other members of the Board and is generally based upon the degree and quality of his/her participation in Board activities.

Summary of Compensation Program for Non-Employee Directors

	Based Upon	Annual Maximum	How Paid	When Paid

Annual Cash Retainer (1)	Active Board participation	$10,000 in cash	$2,500 per quarter	Within one week of end of fiscal quarter

Annual Stock Retainer (2)	Board determination of award to be made pursuant to the 2002 Director Restricted Stock Plan	Up to $10,000 in restricted stock using closing price at beginning of fiscal year	In shares of Unify common stock that may not be sold for one (1) year from grant date	In May

Annual Stock Option Grant (3)	Board determination of award to be made pursuant to the 2001 Stock Option Plan	Up to 20,000 shares of common stock	An option to purchase Unify common stock at FMV at time of grant with a three year vesting period	In June

Meeting Fees (4)	Active Board participation	None, but normally not expected to exceed $6,000	$1,000 per on-site meeting attended and $500 per conference call	As required

Consulting (5)	Request by Unify’s CEO	None	Cash or in restricted stock	As performed

(1)

Unify will pay non-employee directors an annual cash retainer fee of $10,000 which will be paid in four quarterly payments of $2,500 each. Payments are to be made no later than five business days after the end of each fiscal quarter (August 5th, November 5th, February 5th and May 5th).

(2)

Directors are eligible for an annual stock retainer up to the equivalent of $10,000 worth of restricted stock under the 2002 Director Restricted Stock Plan (a copy of which is available upon request to the Company). Such restricted stock may not be sold for a period of twelve (12) months from the date of issuance and is for services to be rendered during the upcoming fiscal year

(3)

Directors are eligible for an annual stock option grant of up to 20,000 shares of Unify common stock under the Company’s then current stock option program. Eligibility will be determined by the Board and will be based on several factors from the prior fiscal year, including the financial performance of the Company, the Director’s personal contribution to the Company and any other relevant factors or events. The stock option grant, if any, will be made in June of each year and the exercise price shall be equivalent to the fair market value of the stock at the time of the option grant. Any such option grant will vest monthly over a period of thirty-six (36) months.

(4)

Non-employee directors are eligible to receive fees for attending Board and related committee (such as the audit committee, nominating and corporate Governance committee and compensation committee) meetings. Directors receive $1,000 for each on-site meeting attended and $500 for each conference call meeting. Unify will typically hold a Board meeting and any committee meetings on the same day, which will be considered as one meeting for the purpose of calculating meeting fees.

(5)

Directors may be requested to provide certain consulting services to Unify. Should this take place, Unify shall pay a Director one thousand dollars ($1,000) per day, with a half-day minimum. Unify shall reimburse a Director for all travel expenses incurred in accordance with its Travel and Entertainment Policy.

          The following table sets forth the compensation, expenses and consulting fees paid to each non-employee director in fiscal 2006:

	Robert J. Majteles	Richard M. Brooks	Tery R. Larrew	Steven D. Whiteman

Annual cash retainer	$10,000	$5,000	$10,000	$10,000
Meeting fees	6,500	5,000	7,000	6,500
Chairman of the Board fee	—	—	—	2,000
Audit Committee Chairperson fee	—	5,000	—	1,250

Total Director Related Compensation	16,500	15,000	17,000	19,750
Consulting fees	—	9,000	46,042	—

Total Compensation	16,500	24,000	63,042	19,750
Reimbursable expenses	—	—	5,005	2,205

Total Compensation and Expenses	$16,500	$24,000	$68,047	$21,955

The following table details the Company’s committee structure and committee membership information.

Name of Director	Audit Committee	Compensation Committee	Disclosure Committee (1)	Nominating Committee

Todd E. Wille			Member
Richard M. Brooks	Chairperson		Member	Member
Tery R. Larrew	Member	Chairperson	Member
Robert J. Majteles		Member	Member
Steven D. Whiteman	Member	Member	Member	Chairperson

(1) The Disclosure Committee is chaired by the Company’s Chief Financial Officer, Steven D. Bonham.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

          The members of the compensation committee during fiscal 2006 were Tery Larrew (Chairman), Robert J. Majteles and Steven D. Whiteman, each a non-employee member of the Board. The committee is responsible for setting and administering the policies governing annual compensation of the Company’s executive officers. These policies are based upon the philosophy that Unify’s long-term success is best ensured by attracting, retaining and rewarding highly skilled executives who are capable of achieving its business goals and building long-term stockholder value. Consequently, the committee’s policies seek to reward individual performance as well as to align the financial interests of executive officers with overall Company results and increase stockholder value. The Company applies these policies in three principal areas: base salary, management incentives, and long-term incentives.

          In preparing the stock performance graph for this filing, the Company selected the NASDAQ Computer and Data Processing Services Industry Index as our peer group. However, the companies in our stock peer group are not necessarily in our salary peer group surveys unless we also compete with them for executive talent.

Base Salary

          The compensation committee annually assesses the performance and sets the base salary of our chief executive officer, Todd Wille who has also served as president and a director of Unify since November 2000. Mr. Wille, in turn, evaluates the performance of all other executive officers and recommends salary adjustments, if any, which are then reviewed and approved by the compensation committee. Performance evaluations for individual executive officers are based on predetermined individual goals. For Mr. Wille, these goals are set by our committee and for all other executive officers these goals are set by Mr. Wille. The objectives of the compensation committee are to correlate executive compensation with Unify’s business objectives and performance, and to enable us to attract, retain, and reward executive officers who contribute to our long-term success.

Management Incentive Plan

          We seek to provide additional incentives and rewards to executives for their contributions to the achievement of the Company’s performance goals. For this reason, we administer a Management Incentive Plan (the “Incentive Plan”) that can represent a substantial portion of the total compensation of our executive officers when earned and paid.

          The Incentive Plan provides for the establishment of a compensation pool based on the achievement of worldwide goals for revenues and operating income as well as other operating plan objectives specific to each executive officer’s individual areas of management responsibility. Incentive compensation target amounts for each executive officer are set annually by our committee in consultation with Unify’s chief executive officer. Performance against established goals is determined annually. Executive officers with sales responsibilities receive commission compensation in addition to base salary and management incentives.

          The compensation committee annually reviews and approves the compensation of Todd E. Wille, President and Chief Executive Officer. Mr. Wille participates in the Incentive Plan in which he is eligible to receive a bonus for achievement of the Incentive Plan goals and objectives. This actual bonus amount may be higher or lower based on the actual achievement of the Incentive Plan goals and objectives. Mr. Wille is a Unify shareholder; to the extent his performance translates into an increase in the value of Unify’s stock, all shareholders, including Mr. Wille, share the benefit.

          Certain net income performance goals established under the Incentive Plan for fiscal 2006 were not met and, therefore, no cash bonuses were paid in fiscal 2006 to any executive officers.

Long-Term Incentive Compensation

          The compensation committee believes that employee equity ownership provides significant additional motivation to executive officers to maximize value for our stockholders, and therefore administers and makes periodic stock option grants under the 2001 Stock Option Plan and non-registered stock issued to individuals. Such options are granted at the prevailing market price and will only have value if our stock price increases over the exercise price. Accordingly, we believe that stock options serve to align the interests of our executive officers closely with our other stockholders because of the direct financial benefit that executive officers receive through improved stock performance.

          Our committee periodically considers the grant of stock-based compensation to all executive officers. Such grants are made on the basis of a subjective analysis of the individual performance of the executive, previous option grants to the executive, and our financial performance. Option grants for the fiscal year ended April 30, 2006 are set forth in the table entitled “OPTION GRANTS IN LAST FISCAL YEAR” in this section.

Deductibility of Executive Compensation

          We have considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations which restrict deductibility of executive compensation paid to the our chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any such officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under the 2001 Option Plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are non-employee directors. Our committee is comprised of non-employee directors. Furthermore, should the compensation committee not be so constituted for any period of time, the options granted during such period are unlikely to result in compensation exceeding $1,000,000 in any year.

The Compensation Committee

Tery R. Larrew, Chairman
Robert J. Majteles
Steven D. Whiteman

SUMMARY COMPENSATION TABLE

          The following table sets forth information concerning the compensation of our chief executive officer and our next four (4) highly compensated executive officers whose total salary and bonus exceeded $100,000 per year for services rendered in all capacities to the Company for the last three (3) fiscal years:

	ANNUAL COMPENSATION				Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus		Number of Securities Underlying Options	All Other Compensation

Todd E. Willie (1)	2006	$213,750	—		—	—
President and Chief Executive Officer	2005	220,000	—		—	—
	2004	220,000	—		—	—
Daniel S. Romine (2)	2006	140,000	—		—	$323,700	(7)
Vice President and General Manager,	2005	30,000	—		125,000	—
IRM	2004	—	—		—	—
Steven D. Bonham (3)	2006	136,900	—		200,000	—
Chief Financial Officer	2005	—	—		—	—
	2004	—	—		—	—
David M. Glende (4)	2006	150,000	—		—	—
Vice President of Products, IRM and	2005	158,000	—		20,000	—
Chief Technology Officer	2004	153,356	—		60,000	—
Frank Verardi (5)	2006	143,750	—		—	—
Vice President and General Manager,	2005	150,000	$8,610	(6)	20,000	—
Unify Business Solutions	2004	153,750	13,736	(6)	—	—

(1)	Mr. Wille was appointed president and chief executive officer in November 2000.

(2)	Mr. Romine joined the Company in February 2005 as vice president and general manager of Insurance Risk Management.

(3)	Mr. Bonham joined the Company in June 2005 as chief financial officer.

(4)

Mr. Glende was appointed vice president of products for the Insurance Risk Management division and chief technology officer in March 2005. Prior to that, he held the position of vice president, strategy and chief technology officer.

(5)	Mr. Verardi was appointed to vice president and general manager of the Unify Business Solutions division in May 2005. Prior to that, he held the position of vice president of technical services.

(6)	Represents commissions earned and paid pursuant to the Company’s commission plan.

(7)

Represents earn-out payments made in accordance with the agreement related to Unify’s purchase of Acuitrek , Inc. from Mr. Romine in February 2005. The compensation is comprised of common stock of $140,000, tax gross up payment of $40,400, performance bonus of $8,300 and cash payments of $135,000.

COMPARISON OF STOCKHOLDER RETURN

          Below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the NASDAQ U.S. Index and the NASDAQ Computer and Data Processing Services Industry Index for the period commencing on April 30, 2001 and ending on April 30, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG UNIFY CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

OPTION GRANTS IN LAST FISCAL YEAR

          The following table provides the specified information concerning grants of options to purchase our common stock during the fiscal year ended April 30, 2006 to the persons named in the Summary Compensation Table:

	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal (2) Year	Exercise Price Per Share (3)		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
				Expiration Date
Name					5%	10%

Todd E. Wille	0	0%	$0	—	$0	$0
David M. Glende	0	0%	$0	—	$0	$0
Frank Verardi	0	0%	$0	—	$0	$0
Daniel S. Romine	0	0%	$0	—	$0	$0
Steven D. Bonham	200,000	42%	$0.37	06/27/15	$46,538	$117,937

(1)

Options granted were non-registered stock issued pursuant to individual option agreement and they do not qualify for incentive stock option treatment. Options vest as to one forty-eighth (1/48th) of the subject shares upon completion of each full month of continuous employment with the Company.

(2)	The Company granted an aggregate of 475,000 common stock options during the fiscal year ended April 30, 2006.

(3)

All options were granted with an exercise price equal to the fair market value per share of the common stock on the date of grant, as determined by the fair market value of the Company’s common stock on that day.

(4)

Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed five percent (5%) and ten percent (10%) rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent our projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on Unify’s financial performance, overall market conditions and the number of shares vested by the option holder.

Employment Agreements and Termination and Change of Control Agreements

          We have an employment agreement with Mr. Wille, our president and chief executive officer. Under the agreement, he receives an annual salary, subject to Board adjustment, of $220,000, and is eligible to receive bonuses upon Unify achieving certain benchmarks in its business plan. Following a merger of the Company or sale of substantially all of its assets, the unvested portion of all options held by Mr. Wille as of the date of the transaction will automatically vest. Should Mr. Wille be terminated, such options will have the benefit of twelve (12) additional months of vesting and he will receive an amount equal to twelve (12) months’ salary.

          As part of the purchase of Acuitrek, Inc. in February 2005 we entered into an employment agreement having a three (3) year term with Daniel Romine. Mr. Romine was the chief executive officer and one of the principal owners of Acuitrek. He is currently the Company’s Vice President and General Manager for the IRM Division. Under the employment agreement, Mr. Romine receives an annual salary, subject to Board adjustment, of $120,000, and is eligible to receive a commission/bonus per the Company’s standard management incentive plan. Mr. Romine was also granted an option to purchase 125,000 shares of the Company’s common stock as part of the agreement. Additionally, the agreement provides Mr. Romine with certain severance benefits if he is terminated without cause, resigns for good reason as defined in the agreement, or if there is a change in control.  Mr. Romine’s severance benefits include two (2) months of base salary and a continuance of health benefits for a period of two (2) months following termination.

          Under our 1991 and 2001 Stock Option Plans, should we merge with or be otherwise acquired by another company in a transaction where our stockholders do not retain a majority of the voting stock, a “Change of Control” occurs. If there is a Change of Control and the successor company fails to either assume the outstanding options or substitute substantially equivalent options for its own stock, the vesting of all outstanding Unify options shall accelerate to become fully vested and immediately exercisable. Any outstanding options will terminate if they are not exercised upon consummation of the merger or assumed or replaced by the successor corporation.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR-END OPTION VALUES

          The following table provides information concerning exercises of options to purchase Unify common stock during the fiscal year ended April 30, 2006, and unexercised options held at April 30, 2006, by the persons named in the Summary Compensation Table:

			Number of Securities Underlying Unexercised Options at 4/30/06 (1)		Value of Unexercised In-the-Money Options at 4/30/06 (2)
	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable

Todd E. Wille	—	—	446,875	3,125	$55,500	$—
Daniel S. Romine	—	—	36,458	88,542	—	—
Steven D. Bonham	—	—	41,666	158,334	2,916	11,083
David M. Glende	60,000	$13,200	375,645	35,730	32,200	800
Frank Verardi	—	—	189,270	15,730	16,600	—

(1)

Options granted are generally exercisable to the extent vested and generally vest as to one forty-eighth (1/48th) of the subject share upon completion of each full month of continuous employment with the Company thereafter.

(2)

Valuation based on the difference between the option exercise price and the fair market value of the underlying securities as of April 30, 2006, of $0.44 per share, based on the closing sales price paid on the last trade of the day on the Over-the-Counter Bulletin Board (OTC BB) market.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of Unify’s common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed by them.

          Based solely upon our review of such reports furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than ten percent (10%) stockholders for the fiscal year ended April 30, 2006, were met.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of June 30, 2006 with respect to the beneficial ownership of our common stock by: (i) each director and director nominee of the Company; (ii) each executive officer named in the Summary Compensation Table below; (iii) current directors and executive officers as a group; and (iv) each stockholder known by us to own more than 5% of our stock.

	Shares Owned (1)

Name of Beneficial Owner	Number of Shares	Percentage of Class

Directors
Steven D. Whiteman (2)	258,100	*
Tery R. Larrew (3)	222,489	*
Robert J. Majteles (4)	30,057	*
Richard M. Brooks (5)	26,833	*
Executive Officers
Todd E. Wille (6)	782,894	2.61%
Steven D. Bonham (7)	58,333	*
Frank Verardi (8)	349,443	1.18%
David M. Glende (9)	478,955	1.60%
Daniel S. Romine (10)	1,010,344	3.42%
All directors and executive officers as a group (9 persons) (11)	3,217,448	9.00%
5% Stockholders
AWM Investment Company, Inc.(12) c/o Special Situations Funds 153 East 53rd Street, 55th Floor New York, NY 10022-4611	8,608,135	28.61%
Diker Management LLC(13) 745 Fifth Avenue, Suite 1409 New York, NY 10151	3,463,517	11.73%

*	Less than 1%

(1)

Number of shares beneficially owned and the percentage of shares beneficially owned are based on 29,523,608 shares of the Company’s common stock outstanding as of June 30, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of June 30, 2006, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the individuals in the table may be contacted in care of Unify Corporation, 2101 Arena Blvd, Suite 100, Sacramento, California 95834.

(2)	Includes 134,861 shares subject to options held by Mr. Whiteman exercisable within 60 days of June 30, 2006.

(3)	Includes 60,000 shares subject to options held by Mr. Larrew exercisable within 60 days of June 30, 2006.

(4)	Represents shares held by Mr. Majteles. He has not been granted any options and therefore, he has no shares exercisable within 60 days of June 30, 2006.

(5)	Includes 8,333 shares subject to options held by Mr. Brooks exercisable within 60 days of June 30, 2006.

(6)	Includes 450,000 shares subject to options held by Mr. Wille exercisable within 60 days of June 30, 2006.

(7)	Includes 58,333 shares subject to options held by Mr. Bonham exercisable within 60 days of June 30, 2006.

(8)	Includes 192,500 shares subject to options held by Mr. Verardi exercisable within 60 days of June 30, 2006.

(9)	Includes 383,875 shares subject to options held by Mr. Glende exercisable within 60 days of June 30, 2006.

(10)	Includes 46,875 shares subject to options held by Mr. Romine exercisable within 60 days of June 30, 2006.

(11)	Includes 1,334,777 shares subject to options and exercisable within 60 days of June 30, 2006.

(12)

AWM Investment Company, Inc. is a hedge fund management firm based in New York. The firm is owned by David Greenhouse and Austin Marxe. They manage the Special Situations Fund III, L.P., Special Situations Cayman Fund L.P., Special Situations Private Equity Fund, L.P., and Special Situations Tech. Fund, L.P.

(13)	Diker Management, LLC (“Management”) is a Registered Investment Advisor of certain managed accounts and investment funds.

Equity Compensation Plan Information

          Unify maintains two compensation plans that provide for the issuance of its Common Stock to officers, directors, other employees or consultants. These consist of the 2001 Stock Option Plan (the “Option Plan”) and the 1996 Employee Stock Purchase Plan (the “Purchase Plan”), which have been approved by the stockholders. The 1991 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2006:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (c)

Equity compensation plans approved by stockholders (1)	1,877,797	$0.42	791,912
Equity compensation plans not approved by stockholders:
Director Restricted Stock Plan (2)	480,687	$0.49	19,313
Non-Registered Options (3)	480,000	$0.41	0

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)

There are 500,000 shares authorized under the Director Restricted Stock Plan, of which 480,687 shares were awarded by and were outstanding on April 30, 2006. As of April 30, 2006 there were 19,313 shares available for future awards.

(3)	In fiscal 2003, the Board authorized the issuance of non-registered non-plan stock options for individual senior level executive recruitment.

Material Features of Director Restricted Stock Plan

          On May 1, 2002 the Company established the Director Restricted Stock Plan as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 500,000. In May 2005, each independent director was granted a fully vested restricted stock award for the number of shares which is equal to $10,000 divided by the fair market value of a share of stock at the award date. There were 115,403 and 42,556 shares awarded in the fiscal 2005 and 2004 under this plan, respectively, leaving a balance of 19,313 shares reserved for future awards at April 30, 2006.

Material Features of Individual non-Registered Stock Options

          As of April 30, 2006 the Board granted options to purchase up to 225,000 shares of common stock under individual, non-plan option agreements. The options and shares issuable under such agreements are restricted securities under the Securities Act and may not be issued or sold except under an effective registration statement or an applicable exemption there from. The non-plan option agreements contain substantially similar terms as options issued under our Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Amounts Due from Officers, Directors and Principal Stockholders.  Except for advances of reimbursable expenses we have made no other loans to executive officers, directors, stockholders or other affiliates. Any such loan must be approved by a majority of those board members who are independent of and have no interest in the transaction.

          Limitation of Liability and Indemnification Matters.  Unify’s Restated Certificate of Incorporation (the “Certificate”) limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that a corporation’s certificate of incorporation may contain a provision eliminating or limiting the personal liability of a director for monetary damages for breach of their fiduciary duties as directors, except for liability for (i) any breach of their duty of loyalty to the corporation or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or (iv) any transactions from which the director derived an improper personal benefit.

          One of our directors, Robert J. Majteles, is the managing member of Treehouse Capital, which has an agreement with Special Situations Funds (“SSF”), the largest stockholder of Unify, pursuant to which Treehouse, through Mr. Majteles, provides certain management and financial advisory services for SSF on request. As a result, Treehouse is entitled to 10% of Special Situations Funds’ net gain (as defined) or net loss (as defined) on its investment in Unify during the term of the agreement, offset by certain fees that may be paid by Unify to Treehouse or Mr. Majteles directly. Mr. Majteles does not have or share voting or dispositive power over any securities held by Special Situations Funds.

          Our bylaws call for us to indemnify our directors, executive officers, and trustees to the fullest extent permitted by law. We believe that such indemnification covers negligence and gross negligence. Our bylaws also permit us to secure insurance on behalf of any executive officer, director, employee or other agent for any liability arising out of his or her actions in such capacity (subject to certain exclusions), regardless of whether the bylaws permit indemnification.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

          Fees billed by our principal accountant, Grant Thornton LLP, for fiscal year 2006 audit services totaled approximately $239,000 including fees associated with the annual audit, review of the Company’s quarterly reports on Form 10-Q and the statutory audit required for our French subsidiary. Fees billed by our principal accountant, Grant Thornton LLP, for fiscal year 2005 audit services totaled approximately $227,000 including fees associated with the annual audit, the third quarter review of the Company’s quarterly report on Form 10-Q, and the statutory audits required for our French subsidiary.

Audit-Related Fees

          Audit-related service fees billed by Grant Thornton for fiscal 2006 and fiscal 2005 were approximately $26,000 and $60,000, respectively.  The fiscal 2006 fees were related to the review of S-4 filings for the Halo merger and the fiscal 2005 fees related to the acquisition of Acuitrek,, Inc.

Tax Fees

          Fees billed by our principal tax accountant, Macias Gini & Company, for tax services in fiscal year 2006 were $30,000. Tax fees consisted of amounts incurred for tax compliance, tax advice and tax planning.  Fees billed by our principal tax accountant, Ernst & Young, for tax services in fiscal year 2005 were $17,000. Tax fees consisted of amounts incurred for tax compliance, tax advice and tax planning.

Other Fees

          Our principal accountant, Grant Thornton LLP,  had no other fees for fiscal year 2006 and fiscal year 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

          All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

	2.	Exhibits—See Item 15(b) below.

(b)	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of March 14, 2006, by and among Halo Technology Holdings, Inc., UCA Merger Sub, Inc. and Unify, Inc., excluding exhibits and schedules thereto as amended by Amendment No. 1 dated May 24, 2006 and by Amendment No. 2 dated July 5, 2006(9)

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
10.10

Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004, June 5, 2005 (8)  and May 24, 2006 (filed herewith) and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005 (8)

10.11	Purchase Agreement dated April 23, 2004(6)
10.12	Registration Rights Agreement dated April 26, 2004(6)
10.13	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999(6)
10.14	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003(6)
10.15	Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005(7)
10.16	Acuitrek Inc. Registration Rights Agreement dated February 2, 2005(7)
14	Code of Ethics for Senior Officers(6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

(8)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 28, 2005.

(9)	Incorporated by reference to the exhibits filed with Registrant’s Form 8-K on March 15, 2006, May 31, 2006 and July 11, 2006.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION

	By:	/s/ TODD E. WILLE

Todd E. Wille
President and Chief Executive Officer

Dated: July 26, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	July 26, 2006
(Principal Executive Officer)
Todd E. Wille

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	July 26, 2006
(Principal Financial and Accounting Officer)
Steven D. Bonham

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	July 26, 2006

Steven D. Whiteman

/s/ ROBERT J. MAJTELES	Director	July 26, 2006

Robert J. Majteles

/s/ TERY R. LARREW	Director	July 26, 2006

Tery R. Larrew

/s/ RICHARD M. BROOKS	Director	July 26, 2006

Richard M. Brooks

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Unify Corporation

          We have audited the accompanying consolidated balance sheets of Unify Corporation as of April 30, 2006 and 2005 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unify Corporation as of April 30, 2006 and April 30, 2005 and the results of its operation and its cash flow for the years ended April 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Reno, Nevada
July 26, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Unify Corporation:

          We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Unify Corporation for year ended April 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Unify Corporation for the year ended April 30, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Sacramento, California
June 3, 2004

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2006	April 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,881	$3,675
Accounts receivable, net of allowances of $52 in 2006, and $195 in 2005	3,397	2,519
Accounts receivable-related party	76	92
Prepaid expenses and other current assets	499	656
Contracts in progress	200	—

Total current assets	6,053	6,942
Property and equipment, net	267	429
Other investments	214	214
Goodwill and intangible assets, net	1,617	1,739
Other assets, net of allowances of $246 in 2006, and $178 in 2005	200	166

Total assets	$8,351	$9,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379	$739
Current portion of long term debt	33	102
Current portion of long term debt-related party	—	64
Other accrued liabilities	791	1,336
Accrued compensation and related expenses	878	721
Deferred revenue	3,296	3,220

Total current liabilities	5,377	6,182
Long term debt, net of current portion	3	31
Royalties payable	539	514
Accrued support obligations	120	124
Other long term liabilities	77	72
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 29,523,608 and 28,442,657 shares outstanding in 2006 and 2005	29	28
Additional paid-in capital	63,937	63,588
Accumulated other comprehensive income	19	73
Accumulated deficit	(61,750)	(61,122)

Total stockholders’ equity	2,235	2,567

Total liabilities and stockholders’ equity	$8,351	$9,490

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,

	2006	2005	2004

Revenues:
Software licenses	$5,535	$5,205	$6,111
Services	5,714	6,098	5,814

Total revenues	11,249	11,303	11,925

Cost of Revenues:
Software licenses	448	336	595
Services	1,920	1,328	1,299

Total cost of revenues	2,368	1,664	1,894

Gross profit	8,881	9,639	10,031

Operating Expenses:
Product development	2,714	2,814	2,996
Selling, general and administrative	6,845	9,225	7,840
Write-down of other investments	—	—	175

Total operating expenses	9,559	12,039	11,011

Loss from operations	(678)	(2,400)	(980)
Other income (expense), net	50	44	(27)
Loss before income taxes	(628)	(2,356)	(1,007)
Provision for income taxes	—	8	3

Net loss	$(628)	$(2,364)	$(1,010)

Net loss per share:
Basic	$(0.02)	$(0.09)	$(0.05)
Diluted	$(0.02)	$(0.09)	$(0.05)
Shares used in computing net loss per share:
Basic	29,015	27,777	21,558
Diluted	29,015	27,777	21,558

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Note Receivable from Stockholder	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)

	Shares	Amount

Balances at April 30, 2003	21,166,016	$21	$59,339	$(60)	$(43)	$(57,748)	$1,509
Comprehensive loss
Net loss	—	—	—	—	—	(1,010)	(1,010)	$(1,010)
Translation adjustments	—	—	—	—	61	—	61	61

Total comprehensive loss								$(949)

Issuance of common stock	5,665,500	6	3,702	—	—	—	3,708
Issuance of common stock warrants	—	—	32	—	—	—	32
Exercise of stock options	114,308	—	28	—	—	—	28
Issuance of common stock under employee stock purchase plan	228,096	—	64	—	—	—	64
Stock-based compensation	100,000	—	40	—	—	—	40
Repayment of note receivable from stockholder	—	—	—	60	—	—	60

Balances at April 30, 2004	27,273,920	$27	$63,205	$—	$18	$(58,758)	$4,492

Comprehensive loss
Net loss	—	—	—	—	—	(2,364)	(2,364)	$(2,364)
Translation adjustments	—	—	—	—	55	—	55	55

Total comprehensive loss								$(2,309)

Issuance of common stock	520,833	1	249	—	—	—	250
Costs related to private placement	—	—	(93)	—	—	—	(93)
Issuance of common stock warrants	—	—	3	—	—	—	3
Net exercise of common stock warrants	68,016	—	—	—	—	—	—
Exercise of stock options	269,170	—	83	—	—	—	83
Issuance of common stock under employee stock purchase plan	268,162	—	101	—	—	—	101
Stock-based compensation	42,556	—	40	—	—	—	40

Balances at April 30, 2005	28,442,657	$28	$63,588	$—	$73	$(61,122)	$2,567

Comprehensive loss
Net loss	—	—	—	—	—	(628)	(628)	$(628)
Translation adjustments	—	—	—	—	(54)	—	(54)	(54)

Total comprehensive loss								$(682)

Issuance of common stock	442,636	1	172	—	—	—	173
Exercise of stock options	312,612	—	58	—	—	—	58
Issuance of common stock under employee stock purchase plan	210,300	—	62	—	—	—	62
Stock-based compensation	115,403	—	57	—	—	—	57

Balances at April 30, 2006	29,523,608	$29	$63,937	$—	$19	$(61,750)	$2,235

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(628)	$(2,364)	$(1,010)
Reconciliation of net loss to cash used in operating activities:
Depreciation	189	186	165
Loss on disposal of property	19	—	—
Write-down of other investments	—	—	178
Amortization	133	30	—
Fulfillment of support obligations	(159)	(99)	—
Employee stock based expense	119	40	40
Non employee stock based expense	173	3	44
Changes in operating assets and liabilities:
Accounts receivable	(930)	427	(240)
Prepaid expenses and other current assets	(62)	(123)	(244)
Accounts payable	(359)	138	(35)
Accrued compensation and related expenses	167	(113)	134
Other accrued liabilities	(350)	(296)	588
Deferred revenue	100	(196)	299

Net cash used in operating activities	(1,588)	(2,367)	(81)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(504)	—
Purchases of property and equipment	(47)	(208)	(210)
Decrease (increase) in other assets	—	4	(19)

Net cash used in investing activities	(47)	(708)	(229)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	58	92	3,788
Borrowings under debt obligations	1,494	1,681	295
Principal payments under debt obligations	(1,657)	(1,694)	(349)
Collection of notes receivable from stockholder	—	—	60

Net cash provided by (used in) financing activities	(105)	79	3,794

Effect of exchange rate changes on cash	(54)	65	92

Net increase (decrease) in cash and cash equivalents	(1,794)	(2,931)	3,576
Cash and cash equivalents, beginning of year	3,675	6,606	3,030

Cash and cash equivalents, end of year	$1,881	$3,675	$6,606

Supplemental noncash investing and financing activities:
Common stock issued in acquisition	$—	$250	$—

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest , net	(98)	(42)	2
Income taxes	$—	$(6)	$(112)

See accompanying notes

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          The Company and Summary of Significant Accounting Policies

The Company

          Unify provides business automation software solutions, including applications for specialty markets within the insurance and transportation industries. Our solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through our industry expertise and market leading technologies, we help organizations reduce risk, drive business optimization, apply governance, and increase customer and member services. Our customers are in a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. Unify is headquartered in Sacramento, California and has offices in the United Kingdom and France.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

          The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net loss and recorded in other comprehensive loss.

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of and classification of liabilities that might be necessary should the Company be unable to continue in existence.

          Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. These steps include limiting staff additions, minimizing capital expenditures, timely billing and collection for services and products provided to customers, reducing variable expenses such as marketing and travel and maintaining access to other sources of cash via credit lines and capital markets.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assessment of the carrying value of the other investments, valuation of goodwill and other intangible assets, valuation allowance for deferred taxes and the allowance for doubtful accounts for accounts, receivable, long-term receivables and notes receivable. Actual results could differ from these estimates.

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

Concentrations of Credit Risk and Credit Evaluations

          Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily with three financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 2005 and 2004. For the year ended April 30, 2006 the Company did have one customer that accounted for 12% of consolidated revenues.

The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 63%, 65% and 68% of total revenues in fiscal years 2006, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established to ensure trade receivables are not overstated due to uncollectibility. Bad-debt reserves are maintained for all customers based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. Additional reserves for individual accounts are recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Following is a schedule that details activity for the allowance for doubtful accounts and the allowance for long-term accounts and notes receivable.

	Balance at Beginning of Period	Charges (Credits) to Operating Expenses	Write-offs of Accounts	Transfers Between Accounts	Balance at End of Period

	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2004	$252	$(79)	$1	$1	$175
Year ended April 30, 2005	175	27	(7)	—	195
Year ended April 30, 2006	195	(105)	(38)	—	52
Allowance for long-term accounts and notes receivable – reflected in other assets:
Year ended April 30, 2004	$348	$45	$(36)	$—	$357
Year ended April 30, 2005	357	—	(179)	—	178
Year ended April 30, 2006	178	71	(3)	—	246

Other Investments

          The Company carries other investments at the lower of cost or estimated fair value (Note 5).

Property and Equipment

          Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Capitalized Software

          Under the criteria set forth in Statement of Financial Accounting Standard No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. With respect to the Company’s software development process, technological feasibility is established upon completion of a working model. To date, the Company’s products have been released shortly after reaching technological feasibility. Therefore, development costs incurred after completion of a working model and prior to general release have not been significant. Accordingly, no software development costs have been capitalized by the Company to date.

Long-Lived Assets

          The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may be in excess of fair value or not recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

          The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of the long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods.

Goodwill

          Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented (Note 6).

Intangible Assets

          Intangible assets are amortized using the straight-line method over their estimated period of benefit, typically three years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods (Note 6).

Revenue Recognition

          The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end user customers, independent software vendors (“ISVs”), international distributors and value added resellers (“VARs”). The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions. With the exception of its NavRisk product, the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, Software Revenue Recognition. For the NavRisk product, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

          For arrangements of $10,000 or more, a signed noncancelable license agreement is required for revenue recognition.  For arrangements that are less than $10,000 the Company considers a customer purchase order, a customer purchase requisition, or a sales quotation signed by an officer of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

          For software license arrangements that do require significant modification or customization of the underlying software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This guidance is followed since contracts with customers purchasing the NavRisk application require significant configuration to the software and the configuration activities are essential to the functionality of the software. The Company is using the completed-contract method for revenue recognition as it has limited experience determining the accuracy of progress-to-completion estimates for installation hours and project milestones. Under the completed-contract method, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists. Project costs incurred for contracts in progress are deferred and reflected on the Balance Sheet as Contracts in Progress. When a contract is completed, revenue is recognized and deferred costs are expensed. The Company anticipates it will switch to the percentage-of-completion method to recognize NavRisk revenue when it is capable of accurately establishing progress-to-completion estimates for the NavRisk contracts.

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

          Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, is recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a “best efforts” basis and are generally billed under time-and-materials arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

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

Stock-Based Compensation

          As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), the Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees and related interpretations. As such, compensation is recorded on the measurement date, generally the date of issuance or grant, as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.

          SFAS 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method to account for its stock-based awards. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company’s stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 207% in fiscal 2006, 223% in fiscal 2005 and 117% in fiscal 2004; risk-free interest rates, 4.3% in fiscal 2006, 3.3% in fiscal 2005 and 1.7% in fiscal 2004; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

          The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended April 30,

	2006	2005	2004

Net loss as reported	$(628)	$(2,364)	$(1,010)
Add: stock-based employee compensation included in reported net loss	119	40	40
Less: stock-based employee compensation expense, determined under fair value method for all awards	(289)	(583)	(288)

Pro forma net loss	$(798)	$(2,907)	$(1,258)
Net loss per share (basic and diluted), as reported	$(0.02)	$(0.09)	$(0.05)
Net loss per share (basic and diluted), pro forma	$(0.03)	$(0.10)	$(0.06)

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

Loss Per Share

          Statement of Financial Accounting Standards No. 128, Earnings per Share, requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal years 2006, 2005 and 2004 as their effect would be antidilutive.

Comprehensive Loss

          Comprehensive loss includes net loss and comprehensive loss. The Company’s components of other comprehensive loss are gains and losses on foreign currency translation.

Segment Reporting

          For fiscal 2004, the Company had two reportable segments, the Americas and Europe, which are organized, managed and analyzed geographically and operate in the infrastructure software segment selling and marketing application development software and related services. For fiscal 2005 and fiscal 2006, a third reportable segment, Insurance Risk Management division, which sells and markets the NavRisk application, was added as a result of the acquisition of Acuitrek (see Note 3).

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

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FAS Statements No. 133 and 150.  SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity.  SFAS No. 155 is required to be adopted in fiscal years beginning after September 15, 2006. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No 48. Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

Reclassifications

          Certain items in the fiscal 2005 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation. These reclassifications had no effect on operating results or stockholders’ equity.

Note 2.          Acquisition by Halo Technology Holding, Inc.

          On March 14, 2006 the Company entered into an Agreement and Plan of Merger with Halo Technology Holdings Inc. (“Halo”) and UCA Merger Sub, Inc. (the “Merger Sub”), as amended on May 24, 2006 and July 5, 2006. Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify as part of an all stock  transaction valued at approximately $21.0 million based on Halo’s market valuation at the time the merger agreement was signed and $15.8 million based on Halo’s market valuation as of July 24, 2006. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Unify, with Unify surviving the merger as a wholly-owned subsidiary of Halo. In connection with the Merger Agreement, two shareholders of Unify representing approximately thirty-three percent (33%) of outstanding voting rights of Unify have executed stockholder agreements which, subject to limited exceptions, require these stockholders to vote their Unify shares in favor of the merger.

          Under the terms of the Merger Agreement, which was approved by the boards of directors of each of Halo and Unify, each share of Unify’s common stock outstanding immediately prior to the merger will be converted into the right to receive .595 shares of common stock of Halo (the “Exchange Ratio”) unless Unify’s cash on hand at closing is less than $2.1 million. If Unify’s cash on hand at closing is less than $2.1 million, then the exchange ratio is subject to a downward adjustment in accordance with the Merger Agreement or alternatively, Halo may elect not to close the merger. The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

          In addition, each outstanding option to purchase shares of common stock of Unify that has an exercise price of less than $1.00 per share shall become and represent an option to purchase the number of share of Halo common stock (rounded down to the nearest full share) determined by multiplying (X) the number of shares of Unify common shares subject to the option immediately prior to the effective time of the merger by (Y) the Exchange Ratio, at an exercise price per share of Halo common stock equal to dividing (A) the exercise price of the Unify option by (B) the Exchange Ratio, and rounding the result up to the nearest tenth of one cent. All other options to purchase Unify common stock shall be cancelled at the effective time of the merger. The Halo option issued in substitution of Unify options shall contain substantially the same terms and conditions as the applicable Unify options.

          Each outstanding warrant to purchase shares of common stock of Unify shall become and represent a warrant to purchase the number of shares of Halo common stock (rounded down to the nearest full share) determined by multiplying (X) the number of shares of Unify common shares subject to the warrant immediately prior to the effective time of the merger by (Y) the Exchange Ratio. The exercise price for the Halo shares issued upon exercise of the Halo warrants issue in replacement of the Unify warrants shall be $1.356 per share. The Halo warrants issued in substitution of the Unify warrants shall contain substantially the same terms and conditions as the applicable Unify warrants.

          The Merger Agreement includes representations and warranties regarding, among other things, Unify’s corporate organization and capitalization, the accuracy of its reports and financial statements filed under the Securities Exchange Act of 1934, as amended the (the “Exchange Act”), the absence of certain changes or events to Unify since January 31, 2006, and the receipt of a fairness opinion regarding the merger from the Company’s financial advisor. Similarly, Halo makes representations and warranties regarding, among other things, its corporate organization and capitalization and the accuracy of its reports and financial statements filed under the Exchange Act.

          The Merger Agreement also includes covenants governing, among other things, Unify’s and Halo’s operations outside the ordinary course of business prior to the closing.

          Consummation of the merger is subject to several closing conditions, including, among others, approval by a majority of Unify’s common shares entitled to vote thereon, holders of less than ten percent (10%) of Unify’s outstanding common stock exercising appraisal or dissenter’s rights, Halo receiving a new equity investment of at least $3.0 million, (in addition to any amounts invested by Special Situations Funds) Halo converting certain of its outstanding convertible debt into common stock of Halo or restructuring such debt,, no material adverse change in the business or condition of either company prior to the effective date of the merger, and the effectiveness of a registration statement on Form S-4 to be filed by Halo, registering the shares of Halo common stock to be issued in the merger. In addition, the Merger Agreement contains certain termination rights allowing Unify, Halo or both parties to terminate the agreement upon the occurrence of certain conditions, including the failure to consummate the merger by September 30, 2006.

Note 3.          Acquisition of Acuitrek

          On February 2, 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. Acuitrek Inc., is a software provider of policy administration and underwriting solutions for the public entity self insured and risk pools insurance market. The acquisition enabled the Company to access specialty vertical markets with its business process automation solutions. Under the terms of the agreement, Unify made an initial payment to the stockholders of $455,000 (which included 520,833 shares of Common Stock), and over the next three years has agreed to make retention-based earn-out payments of $1.1 million and potential performance-based earn-out payments, all to be paid with 50 percent cash and 50 percent Unify common stock (assuming profitability of the Acuitrek division). These payments will be recorded as compensation expense in accordance with EITF 95-8, accounting for contingent consideration paid to the shareholders of an acquired enterprise in a purchase business combination. Shares issuable in the future to the Sellers are based on the market value of the Unify common stock at the time of issuance. Unify has agreed to register the shares issuable under the Agreement pursuant to a Registration Rights Agreement with the former Acuitrek shareholders. Following is the opening balance sheet, including the purchase price allocation adjustments, for Acuitrek as of the acquisition date, February 2, 2005 (in thousands):

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

          The unaudited pro forma financial information in fiscal 2005 combines the historical results for Unify for the year ended April 30, 2005, which includes the Acuitrek results for the three months ended April 30, 2005 and the historical results for Acuitrek for the nine months ended December 31, 2004. The unaudited pro forma financial information in fiscal 2004 combines the historical results for Unify for the year ended April 30, 2004 and the historical results for Acuitrek for the twelve months ended March 31, 2004.

	Year ended April 30,

	2005	2004

	Unaudited
	(in thousands, except per share data)
Total revenues	$11,973	$12,190
Net income (loss)	(2,568)	(1,592)
Basic net income (loss) per share	$(0.09)	$(0.07)
Diluted net income (loss) per share	$(0.09)	$(0.07)

Note 4.          Property and Equipment

          Property and equipment at April 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Equipment	$2,096	$3,111
Furniture and leasehold improvements	891	896

	2,987	4,007
Less accumulated depreciation and amortization	(2,720)	(3,578)

Property and equipment, net	$267	$429

Note 5.          Other Investments

          Other investments represent stock in closely held companies, which are accounted for under the cost method. The Company’s ownership interest in both Arango Software International, Inc. (“Arango”) and Unify Japan KK, is less than 15%.

          At April 30, 2006 and 2005 other investments consisted of the following (in thousands):

	2006	2005

Arango Software International, Inc.	$175	$175
Unify Japan KK	39	39

	$214	$214

          Unify Japan KK is a Japanese corporation that is a master distributor for the Company in Japan. Sales to Unify Japan KK in fiscal 2006, 2005 and 2004 were $0.3 million, $0.5 million and $0.5 million, respectively. Accounts receivable from Unify Japan KK as of April 30, 2006 and 2005 were $76,144 and $92,485, respectively.

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

Note 6.          Goodwill and Intangible Assets

          The components of goodwill and intangible assets at April 30, 2006, are as follows (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life

Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years

Total	$1,769	$(152)	$1,617

          Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. Intangible assets amortization expense was $121 thousand for fiscal 2006. The estimated future amortization expense related to intangible assets as of April 30, 2006 is as follows (in thousands):

April 30,	Amount

2007	$121
2008	91

Total	$212

          Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets.  The impairment test performed as of April 30, 2006 indicated no impairment existed as of fiscal year end.

Note 7.          Credit Facility

          On May 24, 2006, the company extended the Silicon Valley Bank revolving line of credit. This credit facility was to expire June 4, 2006; however, it was extended until August 3, 2006. (Note 18).

          The line of credit has a borrowing limit of $1 million. There were no amounts outstanding under the line of credit as of April 30, 2006.  Based upon the amount of its eligible assets as of year end, the Company had available for borrowing $974,500 under the line. The line is secured by qualifying foreign and domestic accounts receivable. The Company incurs interest expense on funds used at the prevailing prime rate plus two percent per annum. The prime rate used in the determination of interest shall not be less than 4.0%.

          In connection with the original revolving line of credit facility, the Company issued warrants to Silicon Valley Bank to purchase 115,385 shares of Company stock at a per share price of $0.39. The Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: volatility factor of 70%, risk free-interest rate of 2.1%, expected life of 10 years and no dividend yield. The fair value for the warrants totaling $34,600 was recorded as debt issuance costs and was amortized into interest expense over the one year term of the original credit facility. The warrants were exercised by Silicon Valley Bank during fiscal 2005 on a net basis.

Note 8.          Long-Term Debt

          The Company’s debt consists of the following at April 30, 2006 and April 30, 2005 (in thousands):

	April 30, 2006	April 30, 2005

Unsecured note payable to a related party, due September 15, 2005 and bears no interest	$—	$64
Notes payable to a financial institution, accruing interest at prime plus 2.0%, not to be less than 4% per annum (actual interest rate at April 30, 2006 was 10.25%), payable in monthly installments through October 2006	26	118
Capital lease payable, payable in monthly installments through August 2007	10	15

	36	197
Less current portion	(33)	(102)
Less current portion-related party	—	(64)

	$3	$31

Note 9.          Other Long-Term Liabilities

          As part of the Acuitrek acquisition (see Note 3), the Company assumed a royalty payable of $600,000 as established by the 2001 funded software development and license arrangement with Acuitrek’s first customer. A minimum royalty is payable in quarterly installments equal to two percent of all gross revenues received from the sale or licensing of the NavRisk product through June 11, 2011. Any remaining royalty balance as of June 11, 2011 shall become fully due and payable on such date. The Company accrued the estimated costs of providing future support and maintenance services for the support and maintenance contracts as of the acquisition date. The future support obligation periods ranged from less than a year to greater than twenty (20) additional years. The support obligation for periods greater than one year from April 30, 2006 is $120,000 and is reflected as accrued support obligations.

          In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of April 30, 2006 and 2005 is $77,105 and $72,432, respectively and is reflected as other long term liabilities.

Note 10.         Maintenance Contracts

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

          Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended April 30, 2006	Year Ended April 30, 2005	Year Ended April 30, 2004

Deferred maintenance revenue beginning balance	$2,849	$3,081	$2,846
Deferred maintenance revenue recognized during period	(5,135)	(5,462)	(5,497)
Deferred maintenance revenue of new maintenance contracts	5,181	5,230	5,732

Deferred maintenance revenue ending balance	$2,895	$2,849	$3,081

Note 11.         Stockholders’ Equity

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

Stock Option Plan

          Under the 2001 Stock Option Plan (the “2001 Option Plan”), the Company may grant options to purchase up to 2,975,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. In fiscal year 2006, we granted 225,000 option shares on a four-year vesting schedule to the management team outside of the 2001 Stock Option Plan. Under the 1991 Stock Option Plan (the “1991 Option Plan”) which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

          A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at April 30, 2003	2,674,468	$1.05
Granted (weighted average fair value of $0.46)	620,500	0.51
Exercised	(114,308)	0.24
Cancelled/expired	(208,105)	1.81

Outstanding at April 30, 2004	2,972,555	0.92
Granted (weighted average fair value of $0.41)	1,259,500	0.47
Exercised	(269,170)	0.31
Cancelled/expired	(1,120,505)	0.55

Outstanding at April 30, 2005	2,842,380	0.92
Granted (weighted average fair value of $0.31)	475,000	0.38
Exercised	(312,612)	0.35
Cancelled/expired	(359,854)	1.62

Outstanding at April 30, 2006	2,644,914	$0.82

          Additional information regarding options outstanding at April 30, 2006 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 0.25 - 0.25	280,000	5.41	$0.25	280,000	$0.25
0.26 - 0.26	432,000	5.55	0.26	432,000	0.26
0.28 - 0.37	384,000	8.90	0.36	85,471	0.33
0.39 - 0.45	254,580	8.16	0.41	133,050	0.40
0.46 - 0.52	336,000	8.79	0.48	92,789	0.48
0.55 - 0.55	538,270	6.13	0.55	515,835	0.55
0.65 - 19.69	420,064	4.21	3.05	358,724	3.45

0.25 - 19.69	2,644,914	5.41	0.82	1,897,869	0.96

          Options to purchase 1,937,173 and 1,699,499 shares at weighted average prices of $1.12 and $1.28 were exercisable at April 30, 2005 and 2004. At April 30, 2006, there were 791,912 shares reserved for future grants under the Stock Option Plan.

Stock Purchase Plan

          Under the 1996 Employee Stock Purchase Plan (the “Purchase Plan”), as amended effective November 15, 2001, eligible employees may purchase the Company’s common stock through payroll deductions of up to 15% of their base compensation. Offering periods under the Purchase Plan are of 24 months’ duration with purchases occurring every six months. Common stock is purchased for the accounts of participating employees at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock at the beginning of the offering period or (ii) 85% of the fair market value of a share of common stock on the date of purchase. At April 30, 2006, no shares were reserved for future issuance under the Purchase Plan as the plan expired on March 25, 2006. Prior to the Purchase Plan’s expiration the ability of employees to make purchases under the plan ceased effective December 1, 2005 when the Company suspended the plan as part of entering into a merger agreement to be acquired (Note 2).

Restricted Stock

          On May 1, 2002, the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 500,000. In May, each independent director is granted a fully vested restricted stock award for the number of shares which is equal to $10,000 divided by the fair market value of a share of stock at the award date. There were 115,403 and 42,556 shares awarded in fiscal 2006 and 2005 under this plan, respectively, leaving a balance of 19,313 shares reserved for future awards at April 30, 2006.

Private Placement

          On April 26, 2004, the Company issued through a private placement 5,633,900 shares of common stock to a group of institutional investors at a price of $0.71 per share and 5-year warrants to purchase an aggregate of 2,253,560 shares of common stock at an exercise price of $0.90 per share. Net proceeds from the private placement were $3,696,000, net of estimated accrued costs of $304,000. The Company’s actual costs for the private placement were $397,000 which resulted in a further reduction of additional paid-in-capital of $93,000 during fiscal 2005.

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

Note Receivable from Stockholder

          Note receivable from stockholder at April 30, 2003 consisted of the principal balance due on a $60,000 full recourse note from one of the Company’s officers. The note had an interest rate of 5% annually, and was secured by 250,000 shares of common stock. The note was paid when due in the second quarter of fiscal 2004.

Note 12.          Income Taxes

          For fiscal 2006, the Company recorded no state, federal or foreign tax expense. For fiscal 2005, the Company recorded expenses of $8,000 for various taxes. For fiscal 2004, the Company recorded a foreign income tax expense of $9,000 and a federal tax benefit of $6,000 for federal income tax refunds from prior periods related to NOL carry backs.

          Loss before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2006	2005	2004

Domestic	$(205)	$(1,670)	$(1,334)
Foreign	(423)	(686)	327

Total loss before income taxes	$(628)	$(2,356)	$(1,007)

Foreign taxes	$—	$—	$9
Federal and state income taxes	—	8	(6)

Provision benefit for income taxes	$—	$8	$3

          The provision for income taxes for the years ended April 30, 2006, 2005 and 2004 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	2006	2005	2004

Computed tax benefit	$(214)	$(801)	$(352)
Increases (reductions) in tax expense resulting from:
Foreign taxes	—	—	(105)
Decrease in valuation allowance for deferred tax assets	(15,560)	710	573
Expiration of net operating loss carryforwards	15,460	—	—
Other	314	99	(113)

Provision for income taxes	$—	$8	$3

          The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2006	2005

Deferred tax assets:
Non-current
Net operating loss carryforwards	$1,625	$16,603
Capital loss carryforward	1,724	1,724
Foreign tax credits	46	100
Current deferred tax assets (liabilities)
Deferred revenue	1,063	1,160
Allowance for losses on accounts receivable	39	50
Other	—	104
Reserves and other accruals	(206)	114

Total deferred tax assets	$4,291	$19,855
Valuation allowance	(4,291)	(19,855)

Net deferred tax assets	$—	$—

          Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $15.6 million in fiscal 2006 and increased by $0.7 million and $0.6 million during fiscal 2005 and 2004, respectively. At April 30, 2006, the Company had approximately $3.1 million in federal net operating loss carryforwards that begin to expire in fiscal year 2024 through 2026, approximately $3.8 million in state net operating loss carryforwards that expire in fiscal years 2014 to 2016, approximately $0.6 million in foreign net operating loss carryforwards that do not expire, approximately $4.0 million in capital loss carryforwards that expire in 2010 and approximately $46,000 in foreign tax credit carryforwards that expire in 2007. The Company’s ability to utilize these net operating loss carryforwards and credits may be subject to certain limitations in the event of a change in ownership.

Note 13.          Other Income (Expenses)

          Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2006	2005	2004

Interest income	$109	$59	$16
Interest expense	(11)	(26)	(68)
Foreign currency exchange loss	(48)	(3)	22
Other	—	14	3

Other income (expenses), net	$50	$44	$(27)

Note 14.          Earnings per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended April 30 (in thousands except per share amounts):

	2006	2005	2004

Net loss (Numerator):
Net loss, basic and diluted	$(628)	$(2,364)	$(1,010)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	29,015	27,777	21,558
Effect of dilutive securities (stock options)	—	—	—

Weighted average shares of common stock outstanding, diluted	29,015	27,777	21,558

Per Share Amount:
Net loss per share, basic	$(0.02)	$(0.09)	$(0.05)
Effect of dilutive securities	$—	$—	$—

Net loss per share, diluted	$(0.02)	$(0.09)	$(0.05)

          Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,645,000, 2,842,000 and 2,973,000 as of April 30, 2006, 2005 and 2004, respectively, and common stock warrants of 2,273,000 as of April 30, 2006 and 2005.

Note 15.          Related Party Transactions

          Unify has an investment of less than 15% in Unify Japan KK who is the Company’s master distributor in Japan. Sales to Unify Japan KK in fiscal 2006, 2005 and 2004 were $0.3 million, $0.5 million and $0.5 million, respectively. Accounts receivable from Unify Japan KK as of April 30, 2006 and 2005 were $76,144 and $92,485, respectively.

Transaction with an Officer

          As part of the acquisition of Acuitrek (see Note 3), the Company assumed a note payable to a major stockholder of Acuitrek that was paid in full on July 12, 2005.

Note 16.          Employee Retirement Plan

          The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 15% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2006, 2005 and 2004, the Company contributed $59,000, $47,000 and $51,000, respectively, to the 401(k) Plan.

Note 17.          Commitments and Contingencies

Operating Leases

          The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2010. Future minimum rental payments under these leases as of April 30, 2006 are as follows (in thousands):

Years Ending April 30,
2007	$1,010
2008	933
2009	75
2010	15

$2,033

          Rent expense under operating leases was $1,038,398, $1,117,127 and $1,098,687 for the years ended April 30, 2006, 2005 and 2004, respectively.

Litigation

          The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2006, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Note 18.          Subsequent Events

          On May 24, 2006, the Company extended the Silicon Valley Bank revolving line of credit. This credit facility was to expire June 4, 2006; however, it was extended until August 3, 2006 (see Notes 7 and 8). The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. The line of credit is secured by qualifying foreign and domestic accounts receivable and has a one-year term. The term loan is secured by purchased assets and is repaid over twenty four months. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%.

Note 19.          Segment Information

          For fiscal 2004, the Company maintained the two segments for the Unify Business Solution (“UBS”) division that sells and markets application development software and related services. The segments are the Americas, which includes the Company’s international distributors, and Europe, including the UK, France and other direct European customers. In fiscal 2005, a third reportable segment was added as a result of the acquisition of Acuitrek (see Note 3). This segment known as the Insurance Risk Management division sells and markets the NavRisk application.

          Financial information for the Company’s reportable segments is summarized below (in thousands):

	2006	2005	2004

Total net revenues:
UBS - Americas (1)	$5,108	$5,879	$6,361
UBS - Europe (1)	5,253	5,410	5,564
Insurance Risk Management Division (2) (7)	888	14	—

Total net revenues	$11,249	$11,303	$11,925

Operating income (loss):
UBS - Americas (3)	(968)	(2,829)	(2,036)
UBS - Europe	2,382	747	1,056
Insurance Risk Management Division (7)	(2,042)	(318)	—

Total operating income (loss)	(628)	(2,400)	(980)

Interest income (4)	109	59	16

Interest expense (4)	$11	$26	$68

Identifiable assets:
UBS - Americas	$2,538	$1,786	$1,994
UBS - Europe	2,179	2,518	3,271
Insurance Risk Management Division	1,115	1,721	—

Subtotal identifiable assets	5,832	6,025	5,265
Corporate assets (5)	3,749	5,205	7,221
Elimination of inter-company balances	(1,230)	(1,740)	(1,743)

Total assets	$8,351	$9,490	$10,743

Depreciation expense (6)	$189	$186	$165

Capital expenditures (6)	$47	$208	$210

(1)

The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. There were no transfers between segments during the periods presented. The accounting policies of the segments are the same as those described in Note 1.

(2)

Following the acquisition of Acuitrek, the Company entered into two contracts which required deferral of license revenue until customer acceptance. The April 2005 Balance Sheet reflects deferred revenue of $157,000 for these contracts.

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

(7)

Included in the Company’s third quarter filing for the quarter ended January 31, 2006 was $157,000 in revenue and $144,000 in expenses that have been reversed in the fourth quarter that ended April 30, 2006. The related contracts are being accounted for under the completed contract method and the associated revenue and expenses will be reflected by the Company in fiscal 2007.

            Net revenues and long-lived assets by geographic area were as follows (in thousands):

	2006	2005	2004

Total net revenues:
Americas	$3,266	$4,101	$3,872
International Distributors	1,842	1,778	2,489

Subtotal Americas	5,108	5,879	6,361
United Kingdom	1,128	1,388	1,485
Central Europe - Germany, Benelux, Other	2,348	1,775	1,532
France	1,777	2,247	2,547

Subtotal Europe	5,253	5,410	5,564
Insurance Risk Management Division (1)	888	14	—

Total net revenues	$11,249	$11,303	$11,925

Long-lived assets:
Americas	$46	$78	$64
Europe	132	107	100
Insurance Risk Management Division	1,640	1,762	—
Corporate Assets	479	601	582

Total long-lived assets	$2,297	$2,548	$746

(1)

Included in the Company’s third quarter filing for the quarter ended January 31, 2006 was $157,000 in revenue that was reversed in the fourth quarter that ended April 30, 2006. The related contracts are being accounted for under the completed contract method and the associated revenue will be reflected by the Company in fiscal 2007.

Note 20.          Quarterly Results of Operations (Unaudited)

          The following interim financial information presents the fiscal 2006 and 2005 results of operation on a quarterly basis:

	Quarter Ended

	July 31,	October 31,	January 31, (1)	April 30,

	(In thousands, except per share data)
Year ended 2006:
Total revenues	$2,726	$2,661	$2,422	$3,440
Gross margin	$2,260	$2,142	$1,693	$2,786
Net income (loss)	$(113)	$5	$(688)	$168
Net income (loss) per share, basic	$0.0	$0.0	$(0.02)	$0.01
Net income (loss) per share, diluted	$0.0	$0.0	$(0.02)	$0.01
Year ended 2005:
Total revenues	$2,733	$2,810	$2,987	$2,773
Gross margin	$2,286	$2,363	$2,540	$2,450
Net income (loss)	$(474)	$(634)	$(651)	$(605)
Net income (loss) per share, basic	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Net income (loss) per share, diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

(1)

Included in the Company’s third quarter filing for the quarter ended January 31, 2006 was $157,000 in revenue and $144,000 in expenses that have been reversed in the fourth quarter that ended April 30, 2006. The related contracts are being accounted for under the completed contract method and the associated revenue and expenses will be reflected by the Company in fiscal 2007.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of March 14, 2006, by and among Halo Technology Holdings, Inc., UCA Merger Sub, Inc. and Unify, Inc., excluding exhibits and schedules thereto as amended by Amendment No. 1 dated May 24, 2006 and by Amendment No. 2 dated on July 25, 2006(9)

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
10.10

Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004, June 5, 2005(8) and May 24, 2006 (filed herewith) and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005(7)

10.11	Purchase Agreement dated April 23, 2004(6)
10.12	Registration Rights Agreement dated April 26, 2004(6)
10.13	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999(6)
10.14	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003(6)
10.15	Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005(7)
10.16	Acuitrek Inc. Registration Rights Agreement dated February 2, 2005(7)
14	Code of Ethics for Senior Officers(6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.
(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.
(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.
(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.
(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.
(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.
(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.
(8)	Incorporated by reference to the exhibit filed with Registrants’s Form 10-K on July 25, 2005.
(9)	Incorporated by reference to the exhibits filed with Registrant’s Form 8-K on March 15, 2006, May 31, 2006, and July 11, 2006.
*	Exhibit pertains to a management contract or compensatory plan or arrangement.