Form 10-Q
period 2006-07-31
UNIFY CORP
filed 2006-09-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,523,608 shares of Common Stock, $0.001 par value, as of July 31, 2006.

UNIFY CORPORATION
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIFY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2006	April 30, 2006

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,300	$1,881
Accounts receivable, net	1,424	3,473
Prepaid expenses and other current assets	451	499
Contracts in progress	136	200

Total current assets	4,311	6,053
Property and equipment, net	257	267
Other investments	214	214
Goodwill and intangible assets, net	1,587	1,617
Other assets, net	216	200

Total assets	$6,585	$8,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257	$379
Current portion of long-term debt	16	33
Other accrued liabilities	831	791
Accrued compensation and related expenses	542	878
Deferred revenue	2,683	3,296

Total current liabilities	4,329	5,377
Other long-term liabilities	738	739
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	63,969	63,937
Accumulated other comprehensive income	23	19
Accumulated deficit	(62,504)	(61,750)

Total stockholders’ equity	1,518	2,235

Total liabilities and stockholders’ equity	$6,585	$8,351

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended July 31,

	2006	2005

Revenues:
Software licenses	$615	$1,169
Services	1,481	1,557

Total revenues	2,096	2,726

Cost of Revenues:
Software licenses	37	139
Services	503	327

Total cost of revenues	540	466

Gross profit	1,556	2,260

Operating Expenses:
Product development	682	701
Selling, general and administrative	1,650	1,666

Total operating expenses	2,332	2,367

Loss from operations	(776)	(107)
Other income, net	22	(6)

Loss before income taxes	(754)	(113)
Provision for income taxes	—	—

Net loss	$(754)	$(113)

Net loss per share:
Basic	$(0.03)	$0.00
Dilutive	$(0.03)	$0.00
Shares used in computing net loss per share:
Basic	29,524	28,620
Dilutive	29,524	28,620

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended July 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(754)	$(113)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation	41	56
Loss on disposal of equipment	—	5
Amortization	30	30
Fulfillment of support obligations	(1)	(156)
Employee stock based expense	—	50
Stock based expense	32	32
Changes in operating assets and liabilities:
Accounts receivable	2,068	1,078
Prepaid expenses and other current assets	36	119
Contracts in progress	64	—
Accounts payable	(123)	(76)
Accrued compensation and related expenses	(345)	(147)
Other accrued liabilities	37	(214)
Deferred revenue	(627)	(653)

Net cash provided by operating activities	458	11

Cash flows from investing activities:
Purchases of property and equipment	(31)	(7)

Net cash used in investing activities	(31)	(7)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	56
Principal payments under debt obligations	(19)	(87)

Net cash used in financing activities	(19)	(31)

Effect of exchange rate changes on cash	11	(67)

Net increase (decrease) in cash and cash equivalents	419	(94)
Cash and cash equivalents, beginning of period	1,881	3,675

Cash and cash equivalents, end of period	$2,300	$3,581

Supplemental cash flow information:
Cash received during the period for:
Interest, net	$19	$18

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 as filed with the SEC.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123(R) was adopted by the Company effective May 1, 2006 and the impact of Statement 123(R) is reflected in Note 2.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FAS No. 3.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 became effective for the Company in the first quarter of fiscal year 2007 and did not have a material impact on our financial position, cash flows or results of operations.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation was adopted by the Company in the first quarter of fiscal year 2007 and did not have a material impact on our financial position, cash flows or results of operations.

2.	Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  For the quarter ended July 31, 2006, equity-based compensation expense was comprised of the following (in thousands):

Three Months Ended July 31,

2006

Cost of Sales	$3
Product Development	11
Selling, General and Administrative	18

Total Equity-Based Compensation	$32

The impact of equity-based compensation expense on net earnings and earnings per share for the three months ended July 31, 2006, can be found in the pro forma table in this footnote. The Company currently estimates that equity-based compensation expense will reduce basic and diluted earnings per share in fiscal 2007 by less than $0.01. The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of July 31, 2006. This table does not include an estimate for future grants that may be issued (amounts in thousands).

FYE
April 30,	Amount

Remainder of 2007	$61
2008	76
2009	55
2010	7

Total	$199

The cost above is expected to be recognized over a weighted-average period of 1.3 years.

As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R) the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in the Company’s financial statements for the quarter ended July 31, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

The following table presents equity-based compensation expense included in our financial statements for the three months ended July 31, 2006 and 2005, respectively, and also illustrates the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation for the quarter ended July 31, 2005:

	Three Months Ended July 31,

	2006	2005

Net loss as reported	$(754)	$(113)
Add: stock-based employee compensation included in reported net loss	32	50
Less: stock-based employee compensation expense, determined under fair value method for all awards	(32)	(89)

Proforma net loss	$(754)	$(152)

Net loss per share (basic and diluted), as reported	$(0.03)	$0.00
Net loss per share (basic and diluted), pro forma	$(0.03)	$(0.01)

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations were made with the following weighted average assumptions for the three months ended July 31, 2006 and 2005, respectively: expected option life, 12 months following vesting; stock volatility of 181% and 230%; risk-free interest rates of 4.8% and 3.8% and no dividends during the expected term. The Company’s calculations are based on the single option approach and forfeitures are recognized as they occur.

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

A summary of the Company’s stock option activity for the period ended July 31, 2006 is as follows:

	Shares	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (1)

Outstanding at April 30, 2006	2,644,914	$0.82	6.60	$171,848
Granted	25,000	$0.32
Exercised	—	$—
Canceled or expired	(57,663)	$0.73

Outstanding at July 31, 2006	2,612,251	$0.81	6.37	$109,995

Exercisble at July 31, 2006	1,918,999	$0.95	5.51	$100,277

(1) Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended July 31, 2006 and  July 31, 2005 was $0 and $43,797 respectively. The total fair value of awards vested during the quarters ended July 31, 2006 and July 31, 2005 was $32,007 and $29,865, respectively.

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2006 is as follows:

	Shares	Weighted average fair value

Nonvested at April 30, 2006	777,792	$0.43
Granted	25,000	$0.30
Vested	(80,997)	$0.42
Canceled or expired	(45,382)	$0.60

Nonvested at July 31, 2006	676,413	$0.39

3.	Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2006 and April 30, 2006 (in thousands):

July 31, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life

Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(100)	100	3 years
Customer-related	164	(82)	82	3 years

Total	$1,769	$(182)	$1,587

April 30, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life

Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years

Total	$1,769	$(152)	$1,617

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. Intangible assets amortization expense for the three months ended July 31, 2006 and 2005 was $30,000 and $30,000 respectively. The estimated future amortization expense related to intangible assets as of July 31, 2006 is as follows (in thousands):

FYE
April 30,	Amount

Remainder of 2007	91
2008	91

Total	$182

Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets.

4.	Credit Facility

On August 2, 2006, the company extended the Silicon Valley Bank revolving line of credit. This credit facility was to expire August 3, 2006; however, it was extended until November 3, 2006. (See Note 11).

The line of credit has a borrowing limit of $1 million. There were no amounts outstanding under the line of credit as of July 31, 2006.  Based upon the amount of its eligible assets as of quarter end, the Company had available for borrowing $933,700 under the line. The line is secured by qualifying foreign and domestic accounts receivable. The Company incurs interest expense on funds used at the prevailing prime rate plus two percent per annum. The prime rate used in the determination of interest shall not be less than 4.0%.

5.	Long-Term Debt

The Company’s debt consists of the following at July 31, 2006 and April 30, 2006 (in thousands):

	July 31, 2006	April 30, 2006

Notes payable to a financial institution, accruing interest at prime plus 2.0%, not to be less than 4% per annum (actual interest rate at July 31, 2006 was 10.25%), payable in monthly installments through September 2006	$9	$26
Capital lease payable, payable in monthly installments through August 2007	8	10

	17	36
Less current portion	(16)	(33)

	$1	$3

6.	Other Long-Term Liabilities

In February 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. As part of the Acuitrek acquisition the Company assumed a royalty payable of $600,000 as established by the 2001 funded software development and license arrangement with Acuitrek’s first customer. A minimum royalty is payable in quarterly installments equal to two percent of all gross revenues received from the sale or licensing of the NavRisk product through June 11, 2011. Any remaining royalty balance as of June 11, 2011 shall become fully due and payable on such date. The Company accrued the estimated costs of providing future support and maintenance services for the support and maintenance contracts as of the acquisition date. The future support obligation periods ranged from less than a year to greater than twenty (20) additional years. The support obligation for periods greater than one year from July 31, 2006 is $119,000 and is reflected as accrued support obligations.

The Company’s other long-term liabilities consists of the following at July 31, 2006 and April 30, 2006 (in thousands):

	July 31, 2006	April 30, 2006

Long-term debt, net of current portion	$1	$3
Royalty payable	539	539
Accrued support obligations	119	120
Other long-term liabilities	79	77

	$738	$739

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended July 31,

	2006	2005

Deferred maintenance revenue beginning balance	$2,895	$2,849
Deferred maintenance revenue recognized during period	(1,271)	(1,322)
Deferred maintenance revenue of new maintenance contracts	747	608

Deferred maintenance revenue ending balance	$2,371	$2,135

8.	Comprehensive Loss

The Company’s total comprehensive loss for the periods shown was as follows (in thousands):

	Three Months Ended July 31,

	2006	2005

Net loss	$(754)	$(113)
Foreign currency translation gain (loss)	4	(62)

Total comprehensive loss	$(750)	$(175)

9.	Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month period ended July 31, 2006 and July 31, 2005 as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share data):

	Three Months Ended July 31,

	2006	2005

Net loss (Numerator):
Net loss, basic and diluted	$(754)	$(113)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	29,524	28,620
Effect of dilutive securities (stock options)	—	—

Weighted average shares of common stock outstanding, diluted	29,524	28,620

Per Share Amount:
Net loss per share, basic	$(0.03)	$0.00
Effect of dilutive securities	—	—

Net loss per share, diluted	$(0.03)	$0.00

10.	Segment Information

The Company maintains two segments for the Unify Business Solutions (“UBS”) division that sells and markets application development software, database software and related services in the following geographic areas, the Americas, which includes the Company’s international distributors, and Europe, including the UK, France and other direct European customers. The Company also maintains a reportable segment for its Insurance Risk Management Division (“IRM”). The IRM Division sells and markets the NavRisk application.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended July 31,

	2006	2005

Total net revenues:
UBS-Americas	$787	$1,595
UBS-Europe	963	963
Insurance Risk Management Division	346	168

Total net revenues	$2,096	$2,726

Operating income (loss):
UBS-Americas	$(560)	$(24)
UBS-Europe	263	197
Insurance Risk Management Division	(479)	(280)

Total operating loss	$(776)	$(107)

Interest income	$21	$21

Interest expense	$2	$3

Net revenues by geographic area were as follows (in thousands):

	Three Months Ended July 31,

	2006	2005

Total net revenues:
Americas	$575	$597
International Distributors	212	998
Central Europe-Germany, Benelux, Others	288	224
United Kingdom	200	358
France	475	381
Insurance Risk Management Division	346	168

Total net revenues	$2,096	$2,726

11.	Subsequent Event

The Company maintains a revolving line of credit with Silicon Valley Bank. The original line of credit agreement had a one-year term that was to expire on June 4, 2006. On May 24, 2006 the original term was extended to an expiration date of August 3, 2006. On August 2, 2006, the Company further extended the Silicon Valley Bank revolving line of credit to November 3, 2006 (see Note 4). The agreement provides for a $1.0 million revolving line of credit and for term loans up to $250,000 for the purchase of qualifying equipment. The line of credit is secured by qualifying foreign and domestic accounts receivable. The term loan is secured by purchased assets and is repaid over twenty four months. The Company will incur interest expense on the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5% per annum, respectively. The prime rate used to determine the interest shall not be less than 4.0%.

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, as filed with the SEC.

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

We have entered into an Agreement and Plan of Merger with HALO Technologies Holdings, Inc. Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify as part of an all stock transaction valued at approximately $21.0 million based on Halo’s market valuation at the time the merger agreement was signed and $15.8 million based on Halo’s market valuation as of July 24, 2006.

The Company is comprised of two divisions, the Unify Business Solutions (“UBS”) division and the Insurance Risk Management (“IRM”) division. We are headquartered in Sacramento, California with a subsidiary office in France and a sales office in the United Kingdom (“UK”). UBS is comprised of our technology products including Unify NXJ, Unify NXJ Composer, ACCELL, Dataserver and the VISION product families. UBS customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We market and sell products directly in the United States, UK and France, and indirectly through worldwide distributors in Australia, Brazil and Latin America with customers in more than 45 countries. Through our Insurance Risk Management (“IRM”) division we provide a policy administration and underwriting solution, NavRisk, for the alternative risk market. The alternative risk market includes public entity risk pools, third party administrators and insurance carriers that administer self-insurance funds for public entities, captives and other self-insured groups.

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

For software license arrangements that do require significant modification or customization of the underlying software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  This guidance is followed since contracts with customers purchasing the NavRisk application require significant configuration to the software and the configuration activities are essential to the functionality of the software.  The Company is using the completed-contract method for revenue recognition as it has limited experience determining the accuracy of progress-to-completion estimates for installation hours and project milestones.  Under the completed-contract method, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists.  Project costs incurred for contracts in progress are deferred and reflected on the Balance Sheet as Contracts in Progress.  As of July 31, 2006 Contracts in Progress was $136,000. When a contract is completed, revenue is recognized and deferred costs are expensed. The Company anticipates it will switch to the percentage-of-completion method to recognize NavRisk revenue when it is capable of accurately establishing progress-to-completion estimates for the NavRisk contracts.

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

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At July 31, 2006, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of July 31, 2006, we have approximately $5 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended July 31,

	2006	2005

Revenues:
Software licenses	29.3%	42.9%
Services	70.7%	57.1%

Total revenues	100.0%	100.0%

Cost of revenues:
Software licenses	1.8%	5.1%
Services	24.0%	12.0%

Total cost of revenues	25.8%	17.1%

Gross profit	74.2%	82.9%

Operating expenses:
Product development	32.5%	25.7%
Selling, general and administrative	78.7%	61.1%

Total operating expenses	111.2%	86.8%

Loss from operations	(37.0)%	(3.9)%
Other income, net	1.0%	(0.2)%

Loss before income taxes	(36.0)%	(4.1)%
Provision for income taxes	0.0%	0.0%

Net loss	(36.0)%	(4.1)%

Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Total revenues for the first quarter in fiscal 2007 were $2.1 million, a decrease of $0.6 million, or 23% from fiscal 2006 revenues of $2.7 million.

Total software licenses revenues in fiscal 2007 were $0.6 million, a decrease of $0.6 million from fiscal 2006. In the first quarter of fiscal 2007 the Company experienced a general softening in the market in all geographic areas, except for France and Central Europe. This resulted in a decrease in software license revenue compared to the first quarter of fiscal 2006. Contributing to the decrease in software license revenue was the fact that for the first quarter of fiscal 2007 the Company had only one individual sale greater than $100,000 compared to the first quarter of fiscal 2006 when the Company had three such sales. Total services revenues were $1.5 million, down $0.1 million from the first quarter of fiscal 2006. For the first quarter of fiscal 2007, NXJ license revenues were $0.1 compared to $0.2 in the first quarter of fiscal 2006. For the last several years we have experienced an ongoing erosion in our worldwide database and tools as we are no longer attracting the volume of new customers we have historically, and existing customers are moving to other company’s products for new projects more often. NavRisk license revenues were $0.2 million in the first quarter of fiscal 2007 compared to $0.1 million in the first quarter of fiscal 2006. NavRisk is the primary product of our IRM division.

Consulting revenue for the first quarter of both fiscal years was $0.2 million. In both years UBS consulting revenue was $0.1 million and NavRisk consulting revenue was also $0.1 million. Maintenance revenue in the first quarter of both fiscal 2007 and fiscal 2006 was $1.3 million.

Cost of Revenues

Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $37,000 for the first quarter of fiscal 2007 and $139,000 for the first quarter of fiscal 2006. Cost of software licenses was higher in fiscal 2006 than fiscal 2007 and included costs associated with our account operations unit. During fiscal 2006 we were able to significantly reduce the size of the account operations unit and in fiscal 2007 this unit was combined with our accounting department. Related costs are now included in selling, general and administrative expenses which resulted in a decrease in cost of software licenses expenses. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties are amortized ratably over their expected useful lives.

Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $0.5 million for the first three months of fiscal 2007 and $0.3 million for the same period of fiscal 2006. Cost of services is comprised primarily of two components, costs for consulting and training and costs for product support. Costs for consulting and training services for the first quarter of fiscal 2007 were $0.3 million compared to $0.1 million in the same period of fiscal 2006. The IRM division’s products are custom software applications which require significant consulting and implementation services. As the IRM division was formed as a result of the purchase of Acuitrek, Inc. in February 2005 the division was still ramping up in the first quarter of fiscal 2006. In the first quarter of fiscal of 2007 the division was fully evolved and providing consulting services to more customers than in the first quarter of fiscal 2006 and accordingly had increased costs. Product support costs were $0.2 million in the first quarter of both fiscal 2007 and fiscal 2006.

Product Development

Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $0.7 million in the first quarter of fiscal 2007 and $0.7 million for the same period in the prior year. Product development costs as a percentage of total revenues were 33% for the three months ended July 31, 2007 compared to 26% in the same period of fiscal 2006.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $1.7 million for both the first quarter in fiscal 2007 and fiscal 2006. The major components of SG&A in the first quarter of fiscal 2007 were sales expenses of $0.7 million, marketing expenses of $0.1 million and general and administrative expenses of $0.8 million. For the first quarter of fiscal 2006, the major components of SG&A were sales expenses of $0.9 million, marketing expenses of $0.2 million, and general and administrative expenses of $0.6 million.

Provision for Income Taxes

No federal or state tax provisions were recorded in the three month period ended July 31, 2006, as the Company has significant net operating loss carryforwards.

Liquidity and Capital Resources

At July 31, 2006, the Company had cash and cash equivalents of $2.3 million, compared to $1.9 million at April 30, 2006. Working capital at the end of the first quarter of fiscal 2007 was $0.0 million compared to $0.7 million at the end of fiscal 2006.

On August 2, 2006 the Company extended its line of credit arrangement with Silicon Valley Bank. This line of credit was to expire on August 3, 2006, but the line was extended until November 3, 2006 (see Notes 4 and 11 in footnotes to Consolidated Financial Statements). As of July 31, 2006 the Company had no outstanding debt under the line of credit. The line of credit has a borrowing limit of $1.0 million. As of July 31, 2006, based upon the amount of its eligible assets at that time, the Company had available for borrowing $933,700 on the line of credit. In addition, as of July 31, 2006, the Company had a term loan, also with Silicon Valley Bank, with a balance of $8,500. The line of credit is secured by qualifying foreign and domestic accounts receivable. The term loan is secured by purchased assets. The Company will incur interest expense on borrowings of the line of credit and the term loan at the prevailing prime rate plus 2.0% and 2.5%, respectively. The prime rate used to calculate interest shall not be less than 4.0%.

Overall, cash increased by $0.4 million during the first quarter of fiscal 2007. Cash flows provided by operating activities were $0.5 million in first quarter of fiscal 2007 compared to $11,000 for the first quarter of fiscal 2006. In the first quarter of fiscal 2007 the primary reasons that operating cash was provided were a decrease of $2.1 million in accounts receivable and a decrease in contracts in progress of $0.1 million.  Primary reasons operating cash was used were the result of a decrease in deferred revenue of $0.6 million, a decrease in accrued compensation of $0.3 million, a decrease in accounts payable of $0.1 million and a net loss of $0.8 million. Cash used in investing activities for the first quarter of fiscal 2007 and fiscal 2006 resulted from the purchase of equipment. Cash used in financing activities for the first quarter of fiscal 2007 and fiscal 2006 was $19,000 and $31,000, respectively as a result of principal payments on debt obligations. The Company’s cash flow also reflects an increase in cash of $11,000 in the first quarter of fiscal 2007 as a result of the effect of currency exchange rates related to international operations.

A summary of certain contractual obligations as of July 31, 2006, is as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Short-term borrowings	$—	$—	$—	$—	$—
Long-Term Debt	9	9	—	—	—
Capital Lease Obligations	8	7	1	—	—
Other Long-Term Liabilities	79	—	—	—	79
Operating Leases	1,838	1,041	785	12	—

Total Contractual Cash Obligations	$1,934	$1,057	$786	$12	$79

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

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

Due to the foregoing factors, quarterly revenues and operating results may be difficult to forecast. Revenues may also be difficult to forecast because the market for software continues to evolve and the Company’s sales cycle, from initial evaluation to purchase and the provision of maintenance services, can be lengthy and vary substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, the Company generally recognizes a substantial portion of its license revenues at the end of a quarter. As the Company’s expense levels are based in significant part on the Company’s expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected. The Company’s operating results are generally negatively affected by seasonal trends as it experiences weaker demand in the first and second quarters of the fiscal year as a result of reduced business activity in the summer months, particularly in Europe.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $2.3 million at July 31, 2006. Unify had no short-term investments at July 31 in fiscal 2007 or 2006. Additionally, the Company does not believe its exposure to interest rate risk is material for debt. On a combined basis, the current and long-term portions of debt totaled $17,000 in the first quarter of fiscal 2007 and $94,000 in the first quarter of fiscal 2006.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiary in France. At July 31, 2006, the Company had $0.2 million in such receivables denominated in Euros. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

          (a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

          (b)   Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2006, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: September 13, 2006	Unify Corporation
(Registrant)

	By:	/s/ STEVEN D. BONHAM

Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)