Form 10QSB
period 2006-10-31
UNIFY CORP
filed 2006-12-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,523,608 shares of Common Stock, $0.001 par value, as of October 31, 2006.

UNIFY CORPORATION
FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2006	April 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,357	$1,881
Accounts receivable, net	1,469	3,359
Prepaid expenses and other current assets	980	499
Assets of discontinued operations held for sale	1,887	1,954

Total current assets	5,693	7,693
Property and equipment, net	200	244
Other investments	214	214
Other assets, net	197	200

Total assets	$6,304	$8,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385	$353
Short-term borrowings and current portion of long-term debt	81	33
Other accrued liabilities	936	713
Accrued compensation and related expenses	478	773
Deferred revenue	1,837	2,880
Liabilities of discontinued operations	1,151	1,284

Total current liabilities	4,868	6,036
Other long-term liabilities	79	80
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	63,996	63,937
Accumulated other comprehensive income	23	19
Accumulated deficit	(62,691)	(61,750)

Total stockholders’ equity	1,357	2,235

Total liabilities and stockholders’ equity	$6,304	$8,351

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Revenues:
Software licenses	$785	$1,029	$1,176	$2,060
Services	1,405	1,333	2,748	2,769

Total revenues	2,190	2,362	3,924	4,829

Cost of Revenues:
Software licenses	31	121	69	260
Services	256	266	532	573

Total cost of revenues	287	387	601	833

Gross profit	1,903	1,975	3,323	3,996

Operating Expenses:
Product development	391	436	767	921
Selling, general and administrative	1,307	1,269	2,665	2,723

Total operating expenses	1,698	1,705	3,432	3,644

Income (loss) from continuing operations	205	270	(109)	352
Other income, net	86	25	109	23

Income from continuing operations before income taxes	291	295	—	375
Provision for income taxes	—	—	—	—

Net income from continuing operations	291	295	—	375
Loss from discontinued operations	(478)	(290)	(941)	(482)

Net income (loss)	$(187)	$5	$(941)	$(107)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.01	$0.01	$—	$0.01
Discontinued operations	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diliutive earnings per share:
Continuing operations	$0.01	$0.01	$—	$0.01
Discontinued operations	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Shares used in computing net income (loss) per share:
Basic	29,524	28,851	29,524	28,736
Dilutive	29,524	29,218	29,524	28,736

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended October 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(941)	$(107)
Loss from discontinued operations	(941)	(482)

Income from continuing operations	—	375
Reconciliation of income to net cash provided by (used in) continuing operating activities:
Depreciation	75	91
Loss on disposal of equipment	—	1
Amortization	—	7
Stock based expense	29	57
Changes in operating assets and liabilities:
Accounts receivable	1,909	789
Prepaid expenses and other current assets	(474)	232
Accounts payable	31	(235)
Accrued compensation and related expenses	(304)	(269)
Other accrued liabilities	219	(430)
Deferred revenue	(1,058)	(1,150)

Net cash provided by (used in) continuing operating activities	427	(532)

Cash flows from investing activities:
Purchases of property and equipment	(32)	(24)

Net cash used in investing activities of continuing operations	(32)	(24)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	55
Short-term borrowings	74	675
Principal payments under debt obligations	(28)	14

Net cash provided by financing activities from continuing operations	46	744

Effect of exchange rate changes on cash	12	(51)
Cash flows of discontinued operations:
Net cash used in operating activities	(977)	(512)
Net cash used in investing activities	—	(13)
Net cash used in financing activities	—	(64)
Net decrease in cash and cash equivalents	(524)	(452)
Cash and cash equivalents, beginning of period	1,881	3,675

Cash and cash equivalents, end of period	$1,357	$3,223

Supplemental cash flow information for continuing operations:
Cash paid during the period for:
Interest	$1	$5

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company qualifies as a small business filer and effective with this filing is changing its filing to use Form 10-QSB. Previous quarterly and annual filings of the Company have been made using Form 10-Q and Form 10-K, respectively. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 as filed with the SEC.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123(R) was adopted by the Company effective May 1, 2006 and the impact of Statement 123(R) is reflected in Note 3.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for fiscal years beginning after December 15, 2006, and will be applicable for Unify in the first quarter of fiscal 2008. We are currently evaluating the impact of this Interpretation on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. We are currently evaluating the impact of adopting SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

2.	Purchase and Exchange Agreement with Halo Technology Holdings and Discontinued Operations

On March 14, 2006, the Company entered into an Agreement and Plan of Merger with Halo Technology Holdings Inc. (“Halo”). Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify. On September 13, 2006, Halo and Unify entered into a Termination Agreement terminating the merger agreement.

On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo whereby Unify agreed to purchase Gupta Technologies LLC (“Gupta”) from Halo in exchange for (i) the Company’s Insurance Risk Management (“IRM”) division (ii) the Company’s ViaMode software (iii) $6,100,000 in cash and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006.

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million.  The term loans have an interest rate of 11.25% and have terms of 48 to 54 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of October 31, 2010. As part of the financing, ComVest received 2,010,000 warrants and Special Situations Funds received 1,340,000 warrants. The warrants are for the purchase of common stock at prices from $0.27 to $0.38. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of Company’s IRM division and ViaMode software product have been reported as discontinued operations for the three and six months ended October 31, 2006 and 2005, respectively. In addition, the assets and liabilites of the IRM division and the ViaMode software product have been reclassified as held for sale in the Balance Sheet at October 31, 2006 and April 30, 2006. The divestures of these businesses were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

The IRM division sold and marketed the NavRisk application. The NavRisk application is a policy administration and underwriting software application used by underwriters, administrators and risk managers of risk pools, risk retention groups, captives and self-insured entities. ViaMode is a software and services solution that is used for driver performance management within the transportation industry. Both IRM and ViaMode’s historic revenues were the result of sales solely in North America. The IRM division was previously reported as a separate segment and ViaMode was included in the UBS-Americas segment. Operating results for the IRM division and ViaMode software product are summarized as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Revenue	$147	$299	$509	$558
Loss from discontinued operations	$(478)	$(290)	$(941)	$(482)

Assets and liabilities of the IRM division and the ViaMode product as of April 30, 2006 and October 31, 2006 were as follows (in thousands):

	October 31, 2006	April 30, 2006

Accounts receivable	$117	$114
Other assets	163	200
Property and equipment, net	20	23
Intangible, net	182	212
Goodwill	1,405	1,405

Total assets	$1,887	$1,954

Accounts payable	$7	$26
Other accrued liabilities	681	737
Accrued compensation and related expenses	101	105
Deferred revenue	362	416

Total liabilities	$1,151	$1,284

Intangibles, net of amortization and Goodwill disposed of in the divestiture of the IRM division amounted to $182,000 and $1,405,000, respectively. No amortization expense was recorded in the second quarter ended October 31, 2006 as the related assets were held for sale for the entire quarter. The ViaMode software asset had no intangibles or goodwill associated with it.

3.	Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  For the quarter and six months ended October 31, 2006, equity-based compensation expense was comprised of the following (in thousands):

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006

Cost of Sales	$1	$1
Product Development	3	5
Selling, General and Administrative	9	23

Total Equity-Based Compensation, Continuing Operations	13	29
Equity-Based Compensation, Discontinued Operations	14	29

Total Equity-Based Compensation	$27	$58

The cost above is expected to be recognized over a weighted-average period of 1.2 years.

The impact of equity-based compensation expense on net earnings and earnings per share for the three and six months ended October 31, 2006, can be found in the pro forma table in this footnote. The Company currently estimates that equity-based compensation expense will reduce basic and diluted earnings per share in fiscal 2007 by less than $0.01. The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of October 31, 2006. This table does not include an estimate for future grants that may be issued (amounts in thousands).

FYE
April 30,	Amount

Remainder of 2007	$24
2008	47
2009	37
2010	7

Total	$115

As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R) the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in the Company’s financial statements for the three and six months ended October 31, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

The following table presents equity-based compensation expense included in our financial statements for the three and six months ended October 31, 2006 and 2005. The table illustrates the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation.

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Net income (loss) as reported	$(187)	$5	$(941)	$(107)
Add: stock-based employee compensation included in reported net loss	27	—	58	—
Less: stock-based employee compensation expense, determined under fair value method for all awards	(27)	(108)	(58)	(272)

Pro forma net loss	$(187)	$(103)	$(941)	$(379)

Net loss per share (basic and diluted), as reported	$(0.01)	$0.00	$(0.03)	$0.00
Net loss per share (basic and diluted), pro forma	$(0.01)	$0.00	$(0.03)	$(0.01)

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations were made with the following weighted average assumptions for the three months ended October 31, 2006 and 2005, respectively:  expected option life, 12 months following vesting; stock volatility of 176% and 233%; risk-free interest rates of 4.7% and 3.9% and no dividends during the expected term. The Company’s calculations are based on the single option approach and forfeitures are recognized as they occur.

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

A summary of the Company’s stock option activity for the period ended October 31, 2006 is as follows:

	Shares	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (1)

Outstanding at April 30, 2006	2,644,914	$0.82	6.60	$171,848
Granted	25,000	$0.32
Exercised	—	$—
Canceled or expired	(120,821)	$0.86

Outstanding at October 31, 2006	2,549,093	$0.81	6.11

Exercisable at October 31, 2006	1,960,138	$0.92	5.39

(1)

Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended October 31, 2006 and October 31, 2005 was $0 for both periods. The total fair value of awards vested during the quarters ended October 31, 2006 and October 31, 2005 was $26,326 and $31,816, respectively.

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2006 is as follows:

	Shares	Weighted average fair value

Nonvested at April 30, 2006	777,792	$0.43
Granted	25,000	$0.30
Vested	(145,299)	$0.42
Canceled or expired	(76,195)	$0.56

Nonvested at October 31, 2006	581,298	$0.39

4.	Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2006 and April 30, 2006 (in thousands) and relates entirely to the Company’s IRM division which was sold and is reported as discontinued operations with these assets reported as “held for sale”. See Note 2:

October 31, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life

Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(100)	100	3 years
Customer-related	164	(82)	82	3 years

Total	$1,769	$(182)	$1,587

April 30, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life

Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years

Total	$1,769	$(152)	$1,617

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. Goodwill and intangible assets presented above are included in Assets held for sale as they are included in discontinued operations. Intangible assets amortization expense for the three months and six months ended October 31, 2006, was $0 and $30,000, respectively. No amortization expense was recorded in the second quarter ended October 31, 2006, as the related assets were held for sale for the entire quarter.

Goodwill will be tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets.

5.	Credit Facility

On August 2, 2006, the company extended the Silicon Valley Bank revolving line of credit. This credit facility was to expire August 3, 2006; however, it was extended until November 3, 2006. On November 3, 2006, the Company’s revolving line of credit with Silicon Valley Bank expired and was not renewed. At the expiration the Company had no amounts outstanding on the line of credit.

The line of credit had a borrowing limit of $1 million. There were no amounts outstanding under the line of credit as of October 31, 2006.  The line was secured by qualifying foreign and domestic accounts receivable. The Company incurs interest expense on funds used at the prevailing prime rate plus two percent per annum. The prime rate used in the determination of interest shall not be less than 4.0%.

6.	Long-Term Debt

The Company’s debt consists of the following at October 31, 2006 and April 30, 2006 (in thousands):

	October 31, 2006	April 30, 2006

Note payable to a financial institution repaid in September 2006	$—	$26
Note payable, bears no interest, payable in installments through March 15, 2007	74	—
Capital lease payable, payable in monthly installments through August 2007	7	10

	81	36
Less current portion	(81)	(33)

	$—	$3

7.	Other Long-Term Liabilities

In February 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. which became the Company’s IRM division. As part of the Acuitrek acquisition the Company assumed a royalty payable of $600,000 as established by the 2001 funded software development and license arrangement with Acuitrek’s first customer. A minimum royalty is payable in quarterly installments equal to two percent of all gross revenues received from the sale or licensing of the NavRisk product through June 11, 2011. The royalty payable is included in Liabilities of discontinued operations. Any remaining royalty balance as of June 11, 2011, shall become fully due and payable on such date. The Company accrued the estimated costs of providing future support and maintenance services for the support and maintenance contracts as of the acquisition date. The future support obligation periods ranged from less than a year to greater than twenty (20) additional years. The future support obligation is included in Liabilities of discontinued operations. The IRM division has been sold and is reported as discontinued operations with this long-term liability reported as a liability of discontinued operations. See Note 2.

The Company’s other long-term liabilities consists of the following at October 31, 2006 and April 30, 2006 (in thousands):

	October 31, 2006	April 30, 2006

Long-term debt, net of current portion	$—	$3
Other long-term liabilities	79	77

Total long-term liabilities from continuing operations	$79	$80

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

Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Deferred maintenance revenue beginning balance	$2,249	$2,098	$2,810	$2,837
Deferred maintenance revenue recognized during period	(1,226)	(1,215)	(2,451)	(2,513)
Deferred maintenance revenue of new maintenance contracts	761	905	1,425	1,464

Deferred maintenance revenue ending balance	$1,784	$1,788	$1,784	$1,788

9.	Comprehensive Loss

The Company’s total comprehensive income (loss) for the periods shown was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Net income (loss)	$(187)	$5	$(941)	$(107)
Foreign currency translation gain	—	88	4	26

Total comprehensive income (loss)	$(187)	$93	$(937)	$(81)

10.	Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month period ended October 31, 2006, and the six-month periods ended October 31, 2006 and 2005, as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Net income (loss) (Numerator):
Net income (loss), basic and diluted	$(187)	$5	$(941)	$(107)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	29,524	28,851	29,524	28,736
Effect of dilutive securities (stock options)	—	367	—	—

Weighted average shares of common stock outstanding, diluted	29,524	29,218	29,524	28,736

Per Share Amount:
Net income (loss) per share, basic	$(0.01)	$0.00	$(0.03)	$0.00
Effect of dilutive securities	—	—	—	—

Net income (loss) per share, diluted	$(0.01)	$0.00	$(0.03)	$0.00

Weighted average anti-dilutive stock options excluded from diluted net income (loss) per share	2,512	2,272	2,512	2,722

11.	Segment Information

The Company maintains two segments for the Unify Business Solutions (“UBS”) division that sells and markets application development software and related services. The segments are the Americas, which includes the Company’s international distributors, and Europe, including the UK, France and other direct European customers. The Company also previously maintained a reportable segment for its Insurance Risk Management  (“IRM”) division. The IRM division sold and marketed the NavRisk application. In November 2006, the IRM division and the Company’s ViaMode software product were sold. In the tables below, the IRM division and the Company’s ViaMode software product comprise the amounts presented as discontinued operations.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Total revenues:
UBS-Americas	$1,066	$1,391	$1,837	$2,895
UBS-Europe	1,124	971	2,087	1,934

Total revenues from continuing operations	2,190	2,362	3,924	4,829
Total revenues from discontinued operations	147	299	509	558

Total revenues	$2,337	$2,661	$4,433	$5,387

Operating Income (loss):
UBS-Americas	$(168)	$(15)	$(744)	$(354)
UBS-Europe	373	285	635	706

Total operating income (loss) from continuing operations	205	270	(109)	352
Total operating loss from discontinued operations	(478)	(290)	(941)	(482)

Total operating loss	$(273)	$(20)	$(1,050)	$(130)

Interest income	$15	$38	$36	$59

Net revenues by geographic area were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Total revenues:
Americas	$706	$733	$1,265	$1,635
International Distributors	360	658	572	1,260
Central Europe-Germany, Benelux, Others	288	209	576	435
United Kingdom	259	309	459	665
France	577	453	1,052	834

Total revenues from continuing operations	2,190	2,362	3,924	4,829
Total revenues from discontinued operations	147	299	509	558

Total revenues	$2,337	$2,661	$4,433	$5,387

UNIFY CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Volatility of Stock Price and General Risk Factors Affecting Quarterly Results” and in the Company’s Annual Report on Form 10-K under “Business – Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-QSB and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, as filed with the SEC.

Overview

Unify (the “Company”, “we”, “us” or “our”) provides software development and data management solutions to a global base of customers, partners and distributors. Our solutions deliver a broad set of capabilities for automating business processes, integrating and extending existing applications in a Service Oriented Architecture (“SOA”) environment and delivering collaborative and actionable information. Through our industry expertise and market-leading technologies, we help organizations drive business optimization, apply governance, and increase customer services.

Our products include application development and data management software that helps our customers automate and streamline business processes and extend existing applications with SOA. By consolidating, automating and managing data, our customers see increases in efficiencies and services, as well as reductions in costs.

On March 14, 2006, the Company entered into an Agreement and Plan of Merger with Halo Technology Holdings Inc. (“Halo”). Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify. On September 13, 2006, Halo and Unify entered into a Termination Agreement terminating the merger agreement.

On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo whereby Unify agreed to purchase Gutpa Technologies LLC (“Gupta”) from Halo in exchange for (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006.

In order to provide funding for the acquisition of Gupta, Unify obtained debt financing from ComVest Capital LLC (“ComVest”). On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, would provide debt financing consisting of three convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million.  The term loans have an interest rate of 11.25% and are to be repaid over a period of 48 to 54 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of October 31, 2010. As part of the financing, ComVest received 2,010,000 warrants and Special Situations Funds received 1,340,000 warrants. The warrants are for the purchase of common stock at prices from $0.27 to $0.38. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

Prior to Unify’s acquisition of Gupta, the Company was comprised of two divisions, the Unify Business Solutions (“UBS”) division and the Insurance Risk Management (“IRM”) division. As part of the Purchase and Exchange Agreement with Halo the IRM division was sold to Halo on November 20, 2006. Unify is  headquartered in Sacramento, California with a subsidiary office in France and a sales office in the United Kingdom (“UK”). UBS is comprised of our technology products including Unify NXJ, Unify Composer, ACCELL, DataServer and the VISION product families. UBS customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We market and sell products directly in the United States, UK and France, and indirectly through worldwide distributors in Australia, Brazil and Latin America with customers in more than 45 countries. Until its sale to Halo, our Insurance Risk Management (“IRM”) division provided a policy administration and underwriting solution, NavRisk, for the alternative risk market. The alternative risk market includes public entity risk pools made up of cities, counties, special districts, third party administrators and insurance carriers that administer self-insurance funds for public entities, captives and other self-insured groups.

Unify’s mission is to deliver application development and data management technology solutions that give customers a highly productive and rich user experience while adhering to the open standards of SOA.  Our strategy is to leverage our award-winning Web services and process automation technology to deliver a broad set of solutions that streamline and automate processes and workflow; present rich user experiences; and deliver consolidated actionable information from multiple sources. We believe our technology portfolio creates a unique and compelling offering in the marketplace as we offer customers a better way to build, integrate, and maintain business applications cost effectively.

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

Revenue from support and maintenance activities, which consists of fees for ongoing support and unspecified product updates, is recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred.  Consulting service arrangements are performed on a “best efforts” basis and are generally billed under time-and-materials arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At October 31, 2006, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of October 31, 2006, we have approximately $5 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, deferred revenue, and foreign tax credits. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,

	2006	2005	2006	2005

Revenues:
Software licenses	35.8%	43.6%	30.0%	42.7%
Services	64.2%	56.4%	70.0%	57.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	1.4%	5.1%	1.8%	5.4%
Services	11.7%	11.3%	13.6%	11.9%

Total cost of revenues	13.1%	16.4%	15.4%	17.3%

Gross profit	86.9%	83.6%	84.6%	82.7%

Operating Expenses:
Product development	17.9%	18.5%	19.5%	19.1%
Selling, general and administrative	59.7%	53.7%	67.9%	56.4%

Total operating expenses	77.6%	72.2%	87.4%	75.5%

Income (loss) from continuing operations	9.3%	11.4%	(2.8)%	7.3%
Other income, net	3.9%	1.1%	2.8%	0.5%

Income from continuing operations before taxes	13.2%	12.5%	(0.0)%	7.8%
Provision for income taxes	—%	—%	—%	—%

Net income from continuing operations	13.2%	12.5%	(0.0)%	7.8%
Loss from discontinued operations, net of taxes	(21.8)%	(12.3)%	(24.0)%	(10.0)%

Net income (loss)	(8.6)%	0.2%	(24.0)%	(2.2)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Total revenues from continuing operations for the second quarter in fiscal 2007 were $2.2 million, a decrease of $0.2 million, or 8% from fiscal 2006 second quarter revenues of $2.4 million. Total revenues from continuing operations for the six months ended October 31, 2006 were $3.9 million, a decrease of $.9 million, or 19% from fiscal 2006 when revenues for the same period were $4.8 million.

The reduction in total revenue is entirely related to a decrease in software license revenues on a year over year basis. For the last several years we have experienced a revenue decline in our mature database and tools product as we are no longer attracting the volume of new customers we have historically, and existing customers are considering competitor’s products for new projects more often.

Total software licenses revenue from continuing operations in the second quarter of fiscal 2007 were $0.8 million, a decrease of $0.2 million from fiscal 2006. For the six months ended October 31, 2006, software license revenue from continuing operations was $1.2 million compared to $2.1 for the six months ended October 31, 2005. Total services revenues from continuing operations in the second quarter of fiscal 2007, were $1.4 million, an increase of $0.1 million from the second quarter of fiscal 2006. Services revenue from continuing operations was $2.7 million for the first six months of fiscal 2007, and was $2.8 million for the same period in fiscal 2006.

Consulting revenue from continuing operations for the second quarter for fiscal 2007 and 2006, was $0.2 and $0.1 million respectively.  Consulting revenue from continuing operations for the six months ended October 31, 2006 and 2005, was $0.3 million.

Cost of Revenues

Cost of software licenses from continuing operations consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $31,000 for the second quarter of fiscal 2007, and $121,000 for the second quarter of fiscal 2006. For the six months ended October 31, 2006, cost of software licenses was $69,000 compared to $260,000 for the six months ended October 31, 2005. Cost of software licenses was higher in fiscal 2006 than fiscal 2007, because of higher costs associated with order processing and shipping in fiscal 2006. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties are amortized ratably over their expected useful lives.

Cost of services from continuing operations consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $0.3 million for the second quarter of fiscal 2007 and fiscal 2006. Costs for consulting and training services were $0.1million for the second quarter of fiscal 2007 and fiscal 2006. Product support costs were $0.2 million in the second quarter of both fiscal 2007 and fiscal 2006.

Product Development

Product development expenses from continuing operations consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $0.4 million in the second quarter of fiscal 2007 and fiscal 2006. For the six months ended October 31, 2006 product development costs were $0.8 million compared to $0.9 million for the six months ended October 31, 2005.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses from continuing operations consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. SG&A expenses were $1.3 million for the second quarter in fiscal 2007, and $1.3 million for the same period in fiscal 2006. The major components of SG&A in the second quarter of fiscal 2007, were sales expenses of $0.6 million, marketing expenses of $0.1 million and general and administrative expenses of $0.6 million. Included in the general and administrative expenses in the second quarter of fiscal 2007, was $132,000 in legal, accounting and printer expenses related to the proposed merger with Halo that was subsequently terminated. For the second quarter of fiscal 2006, the major components of SG&A were sales expenses of $0.6 million, marketing expenses of $0.2 million, and general and administrative expenses of $0.5 million.

Discontinued Operations

Beginning in the second quarter of fiscal 2007, the Company’s IRM division and its ViaMode software product were classified as discontinued operations. Loss from discontinued operations for the three months ended October 31, 2006 and 2005, was $0.5 million and $0.3 million, respectively and for the six months ended October 31, 2006 and 2005, loss from discontinued operations was $0.9 million and $0.5 million, respectively. .

Provision for Income Taxes

No federal or state tax provisions were recorded in the three and six-month period ended October 31, 2006, as the Company has significant net operating loss carryforwards.

Liquidity and Capital Resources

At October 31, 2006, the Company had cash and cash equivalents of $1.4 million, compared to $1.9 million at April 30, 2006. Working capital from continuing operations at the end of the second quarter of fiscal 2007, was $0.1 million compared to $1.0 million at the end of fiscal 2006.

On August 2, 2006, the Company extended its line of credit arrangement with Silicon Valley Bank. This line of credit was to expire on August 3, 2006, but the line was extended until November 3, 2006. The line expired on November 3, 2006 and was not renewed. As of October 31, 2006 the Company had no outstanding debt under the line of credit. The line of credit had a borrowing limit of $1.0 million. The line of credit was secured by qualifying foreign and domestic accounts receivable. The Company will incur interest expense on borrowings of the line of credit at the prevailing prime rate plus 2.0%. The prime rate used to calculate interest shall not be less than 4.0%.

On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo Technology Holdings, Inc. (“Halo”) whereby Unify agreed to purchase Gutpa Technologies LLC (“Gupta”) from Halo in exchange for (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006.

In order to provide funding for the acquisition of Gupta, Unify obtained debt financing from ComVest Capital LLC (“ComVest”). On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, would provide debt financing consisting of three convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and are to be repaid over a period of 48 to 54 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of October 31, 2010.

Overall, cash has decreased by $0.5 million for the first six months of fiscal 2007. Cash flows from continuing operations provided by operating activities were $0.4 million for the first six months of fiscal 2007, compared to a usage of cash from operations of $0.5 million for the first six months of fiscal 2006. Primary reasons operating cash was provided in the first six months of fiscal 2007 were the result of the decrease in accounts receivable of $1.9 million from collections, an increase in other liabilities of $0.2 million and depreciation of $0.1 million offset by the decrease in deferred revenue of $1.1 million, a decrease in accrued compensation of $0.3 million and an increase in prepaid expenses and other current assets of $0.5 million. The increase in prepaid expenses and other current assets is primarily the result of a $0.5 million payment made in the second quarter of fiscal 2007, to Halo Technology Holdings, Inc. as a deposit related to the Gupta Technologies acquisition.

Cash from continuing operations used in investing activities for the first six months of fiscal 2007 and fiscal 2006, was $32,000 and $24,000 respectively, and was the result of the purchase of equipment. Cash used in financing activities from continuing operations for the first six months of fiscal 2007 and fiscal 2006 was $0.1 million and $0.7 million, respectively. The Company’s cash flow also reflects an increase in cash of $12,000 for the first six months of fiscal 2007, as a result of the effect of currency exchange rates related to international operations.

Cash used by discontinued operations for the first six month period of fiscal 2007 and fiscal 2006, was $1.0 million and $0.6 million, respectively.

A summary of certain contractual obligations from continuing operations as of October 31, 2006, is as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Short-term borrowings	$74	$74	$—	$—	$—
Capital lease obligations	7	7	—	—	—
Other long-term liabilities	79	—	—	—	79
Operating leases	1,568	1,005	554	9	—

Total contractual cash obligations	$1,728	$1,086	$554	$9	$79

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $1.4 million at October 31, 2006. Unify had no short-term investments at October 31, 2006. Additionally, the Company does not believe its exposure to interest rate risk is material for debt as of October 31, 2006. On a combined basis, the current and long-term portions of debt and short-term borrowings totaled $81,000 in the second quarter of fiscal 2007.

 In November 2006, the Company entered into a revolving credit facility agreement with ComVest Capital LLC whereby ComVest would provide up to $2.5 million through the revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of October 31, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable owed to the Company as a result of local currency sales of software licenses by the Company’s international subsidiary in France. At October 31, 2006, the Company had $0.2 million in such receivables denominated in Euros. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates would have an insignificant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

          (a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report.

          (b)  Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2006, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: December 13, 2006	Unify Corporation
(Registrant)

	By:	/s/ STEVEN D. BONHAM

Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)