Form 10QSB
period 2007-01-31
UNIFY CORP
filed 2007-03-16
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________

Form 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807
______________________________________

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,720,608 shares of common stock, $0.001 par value, as of February 28, 2007.

UNIFY CORPORATION
FORM 10-QSB

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2007 and	3
	April 30, 2006

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	4
	months ended January 31, 2007 and 2006

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	5
	ended January 31, 2007 and 2006

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	18
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	28

SIGNATURE		29

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,164	$1,881
Accounts receivable, net	4,590	3,359
Prepaid expenses and other current assets	595	499
Assets of discontinued operations held for sale	—	1,954
Total current assets	7,349	7,693

Property and equipment, net	262	244
Investments	214	214
Goodwill	6,342	—
Intangibles, net	2,827	—
Other assets, net	1,157	200
Total assets	$18,151	$8,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$665	$353
Short-term borrowings and current portion of long-term debt	1,089	33
Accrued compensation and related expenses	959	773
Other accrued liabilities	1,881	713
Deferred revenue	4,780	2,880
Liabilities of discontinued operations	—	1,284
Total current liabilities	9,374	6,036

Long-term debt, net of current portion	6,637	3
Other long-term liabilities	117	77

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	65,586	63,937
Accumulated other comprehensive income (loss)	(6)	19
Accumulated deficit	(63,587)	(61,750)
Total stockholders’ equity	2,023	2,235
Total liabilities and stockholders’ equity	$18,151	$8,351

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues:
Software licenses	$1,538	$664	$2,714	$2,724
Services	1,772	1,330	4,520	4,099
Total revenues	3,310	1,994	7,234	6,823

Cost of Revenues:
Software licenses	217	95	286	355
Services	224	280	756	853
Total cost of revenues	441	375	1,042	1,208
Gross profit	2,869	1,619	6,192	5,615

Operating Expenses:
Product development	789	349	1,556	1,270
Selling, general and administrative	2,578	1,356	5,243	4,079
Total operating expenses	3,367	1,705	6,799	5,349
Income (loss) from operations	(498)	(86)	(607)	266
Other income (expense), net	(202)	15	(93)	38
Income (loss) from continuing operations before
income taxes	(700)	(71)	(700)	304
Provision for income taxes	77	—	77	—
Income (loss) from continuing operations	(777)	(71)	(777)	304
Loss from discontinued operations	(121)	(617)	(1,061)	(1,099)
Net loss	$(898)	$(688)	$(1,838)	$(795)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.02)	$0.00	$(0.03)	$0.01
Discontinued operations	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Dilutive earnings per share:
Continuing operations	$(0.02)	$0.00	$(0.03)	$0.01
Discontinued operations	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Shares used in computing net income (loss) per share:
Basic	29,678	29,148	29,575	29,065
Dilutive	29,678	29,148	29,575	29,454

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,838)	$(795)
Loss from discontinued operations	(1,061)	(1,099)
Income (loss) from continuing operations	(777)	304

Reconciliation of income (loss) to net cash used in continuing operating activities:
Depreciation	144	131
Loss on disposal of equipment	—	2
Amortization	123	10
Fulfillment of support obligations	(90)	—
Discount on notes payable	29	—
Stock based expense	105	103
Changes in operating assets and liabilities:
Accounts receivable	(10)	(98)
Prepaid expenses and other current assets	63	135
Other long term assets	(159)	—
Accounts payable	(465)	(492)
Accrued compensation and related expenses	(529)	(211)
Other accrued liabilities	(371)	(100)
Deferred revenue	1,861	(357)
Other long term liabilities	20	—
Net cash used in continuing operating activities	(56)	(573)
Cash flows from investing activities:
Acquisition, net of cash acquired	(6,104)	—
Purchases of property and equipment	(60)	(33)
Net cash used in investing activities of continuing operations	(6,164)	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	56
Proceeds from debt obligations	7,600	—
Short-term borrowings	149	675
Principal payments under debt obligations	(78)	7
Net cash provided by financing activities from continuing operations	7,671	738

Effect of exchange rate changes on cash	(108)	(49)
Cash flows of discontinued operations:
Net cash used in operating activities	(1,060)	(952)
Net cash used in investing activities	—	(13)
Net cash used in financing activities	—	(64)

Net increase (decrease) in cash and cash equivalents	283	(946)
Cash and cash equivalents, beginning of period	1,881	3,675
Cash and cash equivalents, end of period	$2,164	$2,729

Supplemental cash flow information for continuing operations:
Cash received (paid) during the period for:
Interest	$(167)	$84
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

The Company considers a signed noncancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an officer of the customer to be persuasive evidence that an arrangement exits such that revenue can be recognized.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, of SFAS 159 on our consolidated financial statements.

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

On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo whereby Unify agreed to purchase all of the outstanding stock of Gupta Technologies LLC (“Gupta”) from Halo in exchange for (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006. The total purchase price for Gupta was $7.8 million. Gupta was founded in 1984 and is a leading producer of secure, small-footprint, embeddable databases and enterprise application development tools. The acquisition resulted in additional revenue and market share in the Company’s core markets and significantly enhances the distribution channels through which the Company’s products can be sold. Gupta is headquartered in Redwood Shores, California and has offices in Germany and the UK and has distributors and partners in more than 40 countries around the world. Gupta’s results of operations are included in the Company’s results from the date of acquisition, November 20, 2006, to January 31, 2007.

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes, Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As part of the debt financing the Company provided the lenders with 3,350,000 warrants to purchase common stock. There are 1,000,000 warrants to purchase common stock at a price of $0.27 per share, 1,350,000 warrants at a price of $0.32 per share and 1,000,000 warrants at a price of $0.38 per share. The warrants have an expiration date of October 31, 2012. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $0.50 per common share and Tranches 2 and 3 are convertible at $1.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of the operations of Unify and Gupta, on a pro forma basis, as though the companies had been combined as of May 1, 2005. The pro forma information gives effect to the acquisition of Gupta and the sale of both the Company’s IRM division and its ViaMode Product. The pro forma information also assumes the financing raised in connection with the acquisition took place on May 1, 2005.

The unaudited pro forma financial information combines the historical results of Unify for the twelve months ended April 30, 2006 and the six months ended October 31, 2006 and, due to differences in our reporting periods, the historical results of Gupta for the twelve months ended June 30, 2006 and the six months September 30, 2006.

	Twelve months
	ended April 30,	Six months ended
(in thousands, except per share data)	2006	October 31, 2006
Total revenues	$21,600	$9,256
Net income	$1,320	$455
Basic net income per share	$0.05	$0.02
Diluted net income per share	$0.04	$0.02

The unaudited pro forma information is not necessarily indicative of the operational results or of the financial position that would have occurred if the acquisition had been consummated on the dates indicated, nor is it necessarily indicative of future operating results or financial position of the consolidated enterprise.

Acquisition Related Charges

Acquisition related charges totaled approximately $610,000 for the three and nine months ended January 31, 2007 and related entirely to the acquisition of Gupta on November 20, 2006. The charges consisted of integration-related professional services of $24,000, professional fees of $110,000, personnel related costs for transitional employees of $398,000 and stock-based compensation expenses of $78,000. Stock-based compensation included in acquisition related charges resulted from the acceleration of unvested options for IRM division employees that were terminated in conjunction with the sale of the IRM division to Halo.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of Company’s IRM division and ViaMode software product have been reported as discontinued operations for the three and nine months ended January 31, 2007 and 2006, respectively. In addition, the assets and liabilities of the IRM division and the ViaMode software product have been reclassified as held for sale in the Balance Sheet at April 30, 2006. The divestitures of these businesses were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenue	$32	$428	$541	$986
Loss from discontinued operations	$(121)	$(617)	$(1,061)	$(1,099)

Assets and liabilities of the IRM division and the ViaMode product as of April 30, 2006 were as follows (in thousands):

April 30,
2006
Accounts receivable	$114
Other assets	200
Property and equipment, net	23
Intangibles, net	212
Goodwill	1,405
Total assets	$1,954

Accounts payable	$26
Other accrued liabilities	737
Accrued compensation and related expenses	105
Deferred revenue	416
Total liabilities	$1,284

Intangibles, net of amortization and goodwill disposed of in the divestiture of the IRM division amounted to $212,000 and $1,405,000, respectively. No amortization expense was recorded in the third quarter ended January 31, 2007, as the related assets were held for sale prior to their divestiture on November 20, 2006. The ViaMode software asset had no intangibles or goodwill associated with it.

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarter and nine months ended January 31, 2007, equity-based compensation expense was comprised of the following (in thousands):

	Three Months Ended	Nine Months Ended
	January 31,	January 31,
	2007	2007
Cost of Sales	$—	$1
Product Development	—	5
Selling, General and Administrative	1	24
Total Equity-Based Compensation, Continuing Operations	1	30
Equity-Based Compensation, Discontinued Operations	3	32
Total Equity-Based Compensation	$4	$62

The cost above is expected to be recognized over a weighted-average period of 1.62 years.

The impact of equity-based compensation expense on net earnings and earnings per share for the three and nine months ended January 31, 2007, can be found in the pro forma table in this footnote. The Company currently estimates that equity-based compensation expense will reduce basic and diluted earnings per share in fiscal 2007 by less than $0.01. The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of January 31, 2007. This table does not include an estimate for future grants that may be issued (amounts in thousands).

FYE
April 30,	Amount
Remainder of 2007	$12
2008	47
2009	38
2010	21
Total	$118

As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R) the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in the Company’s financial statements for the three and nine months ended January 31, 2006. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

The following table presents equity-based compensation expense included in our financial statements for the three and nine months ended January 31, 2007 and 2006. The table illustrates the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net loss as reported	$(898)	$(688)	$(1,838)	$(795)
Add: stock-based employee compensation included	4	—	62	—
in reported net loss
Less: stock-based employee compensation expense,
determined under fair value method for all awards	(4)	(24)	(62)	(213)
Pro forma net loss	$(898)	$(712)	$(1,838)	$(1,008)

Net loss per share (basic and diluted), as reported	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Net loss per share (basic and diluted), pro forma	$(0.03)	$(0.02)	$(0.06)	$(0.03)

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations were made with the following weighted average assumptions for the three months ended January 31, 2007 and 2006, respectively: expected option life, 12 months following vesting; stock volatility of 195% and 233%; risk-free interest rates of 4.65% and 4.4% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the period ended January 31, 2007 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2006	2,644,914	$0.82	6.60	$171,848
Granted	375,000	$0.27
Exercised	—	$—
Canceled or expired	(161,312)	$0.78
Outstanding at January 31, 2007	2,858,602	$0.75	6.32	$25,049

Exercisable at January 31, 2007	2,245,308	$0.86	5.52	$17,399

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended January 31, 2007 and January 31, 2006 was $0 for both periods. The total fair value of awards vested during the quarters ended January 31, 2007 and January 31, 2006 was $130,002 and $30,773, respectively.

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2007 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2006	777,792	$0.43
Granted	382,500	$0.27
Vested	(451,599)	$0.42
Canceled or expired	(80,778)	$0.56
Nonvested at January 31, 2007	627,915	$0.30

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2007 and April 30, 2006 (in thousands). The April 30, 2006 amounts relate entirely to the Company’s IRM division which was sold on November 20, 2006. The January 31, 2007 amounts relate entirely to the purchase of Gupta Technologies LLC on November 20, 2006. See Note 2:

	Gross		Net
	carrying	Accumulated	carrying	Estimated
January 31, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,342	$—	$6,342	—
Finite Lives:
Customer-related	1,500	(50)	1,450	5 years
Technology-based	1,050	(44)	1,006	4 years
Trademarks	300	(12)	288	4 years
Trade name	100	(17)	83	1 year
Total	$9,292	$(123)	$9,169

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2006	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years
Total	$1,769	$(152)	$1,617

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for continuing operations for both the three months and nine months ended January 31, 2007, was $123,000 and was related entirely to the Gupta acquisition. Amortization expense for the fiscal year ended April 30, 2006, was $152,000 and was related entirely to the IRM division that was sold on November 20, 2006. The estimated future amortization expense related to intangible assets as of January 31, 2007, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder 2007	$184
2008	696
2009	638
2010	638
2011	496
2012	175
Total	$2,827

Goodwill at January 31, 2007, represents the excess of the Gupta purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta will produce the following results:

  Increased Market Presence and Opportunities: The combination of the Company and Gupta should increase the combined company’s market presence and opportunities for growth in sales and earnings.

  Enhanced Product Mix: The complementary nature of the Company’s products with those of Gupta should benefit current customers of both companies and provide the combined company with the ability to access new customers.

  Operating Efficiencies: The combination of the Company and Gupta provides the opportunity for potential economies of scale and cost savings.

The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for Gupta. Goodwill will be tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets. The determination of goodwill and intangibles is based on the preliminary results of an independent valuation expert’s report. The preliminary results are subject to adjustment upon finalization of the valuation report which is expected to be completed by the end of the Company’s fourth quarter which ends April 30, 2007.

5. Credit Facility

On November 3, 2006, the Company’s revolving line of credit with Silicon Valley Bank expired and was not renewed. At the expiration the Company had no amounts outstanding on the line of credit.

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of January 31, 2007, $2.25 million was outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (10.5% as of January 31, 2007).

6. Long-Term Debt

The Company’s debt consists of the following at January 31, 2007 and April 30, 2006 (in thousands):

	January 31,	April 30,
	2007	2006
Note payable to a financial institution repaid in September 2006	$—	$26
Note payable, bears no interest, payable in installments through March 15, 2007	99	—
Convertible notes payable to ComVest Capital LLC, interest rate of 11.25%, payable in
installments through October 31, 2011	5,350	—
Revolving note payable to ComVest Capital LLC, interest rate of prime plus 2.25% and
a maturity date of November 30, 2010	2,250
Capital leases payable, payable in monthly installments through June 2010	27	10
	7,726	36
Less current portion	(1,089)	(33)
	$6,637	$3

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance for severance obligations as of January 31, 2007, was $102,000 and the balance as of April 30, 2006, was $77,000. Included in other long-term liabilities also, as of January 31, 2007, is $15,000 for deferred rent.

8. Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts, at the customers’ option, annually thereafter. These maintenance contracts are priced either as a percentage of the value of the related license agreement or as fixed dollar amount for the maintenance period. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. The maintenance contracts may provide the customer with unspecified product maintenance updates and customer support services or they may also include product upgrades as part of maintenance. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Deferred maintenance revenue beginning balance	$1,790	$1,814	$2,820	$2,849
Deferred maintenance revenue recognized during period	(1,609)	(1,264)	(4,055)	(3,787)
Deferred maintenance revenue of new maintenance contracts	4,486	2,367	5,902	3,855
Deferred maintenance revenue ending balance	$4,667	$2,917	$4,667	$2,917

9. Comprehensive Loss

The Company’s total comprehensive loss for the periods shown was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net loss	$(898)	$(688)	$(1,838)	$(795)
Foreign currency translation loss	(29)	(2)	(25)	(49)
Total comprehensive loss	$(927)	$(690)	$(1,863)	$(844)

10. Loss Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. warrants and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month period ended January 31, 2007 and 2006, and the nine-month periods ended January 31, 2007 and 2006, as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net loss (Numerator):
Net loss, basic and diluted	$(898)	$(688)	$(1,838)	$(795)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	29,678	29,148	29,575	29,065
Effect of dilutive securities (stock options and warrants)	—	—	—	—
Weighted average shares of common stock outstanding, diluted	29,678	29,148	29,575	29,065

Per Share Amount:
Net loss per share, basic	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Effect of dilutive securities	—	—	—	—
Net loss per share, diluted	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Weighted average anti-dilutive stock options and warrants excluded
from diluted net loss per share	12,561	5,144	7,435	5,173

11. Segment Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically. While our Chief Executive Officer evaluates results in a number of different ways, our geographic structure is the primary basis for which the allocation of resources and financial results are assessed. The Company maintains two segments for the Unify Business Solutions (“UBS”) division that sells and markets application development software and related services. The segments are the Americas, which includes the Company’s international distributors, and Europe, including the UK, France, Germany and other direct European customers. The Company also previously maintained a reportable segment for its Insurance Risk Management (“IRM”) division. The IRM division sold and marketed the NavRisk application. In November 2006, the IRM division and the Company’s ViaMode software product were sold. In the tables below, the IRM division and the Company’s ViaMode software product comprise the amounts presented as discontinued operations.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Total revenues:
Americas	$1,422	$1,292	$3,259	$4,622
Europe	1,888	702	3,975	2,201
Total revenues from continuing operations	3,310	1,994	7,234	6,823
Total revenues from discontinued operations	32	428	541	986
Total revenues	$3,342	$2,422	$7,775	$7,809

Operating Income (loss):
Americas	$(1,516)	$(299)	$(2,260)	$(654)
Europe	1,018	213	1,653	920
Total operating income (loss) from continuing operations	(498)	(86)	(607)	266
Total operating loss from discontinued operations	(121)	(617)	(1,061)	(1,099)
Total operating loss	$(619)	$(703)	$(1,668)	$(833)

Interest income	$4	$33	$40	$92

Total assets by segment were as follows (in thousands):
	January 31,	April 30,
	2007	2006
Assets:
Americas	$15,100	$4,218
Europe	3,051	2,179
Total assets of continuing operations	$18,151	$6,397
Assets held for sale	—	1,954
Total assets	$18,151	$8,351

Total intersegment revenues were as follows (in thousands):
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Intersegment revenues:
Americas	$175	$321	$701	$778
Europe	382	—	382	—
Total intercompany revenues	$557	$321	$1,083	$778

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

On March 14, 2006, the Company entered into an Agreement and Plan of Merger with Halo Technology Holdings Inc. (“Halo”). Under the terms of the merger agreement, Halo would acquire all of the outstanding stock of Unify. On September 13, 2006, Halo and Unify entered into a Termination Agreement terminating the merger agreement.

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

In order to provide funding for the acquisition of Gupta, Unify obtained debt financing from ComVest Capital LLC (“ComVest”). On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, would provide debt financing consisting of three convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and are to be repaid over a period of 48 to 60 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As part of the financing, ComVest received 2,010,000 warrants and Special Situations Funds received 1,340,000 warrants. The warrants are for the purchase of common stock at prices from $0.27 to $0.38. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

Prior to Unify’s acquisition of Gupta, the Company was comprised of two divisions, the Unify Business Solutions (“UBS”) division and the Insurance Risk Management (“IRM”) division. As part of the Purchase and Exchange Agreement with Halo the IRM division was sold to Halo on November 20, 2006, and the Company acquired Gupta. Unify is headquartered in Sacramento, California with a subsidiary office in France and a sales office in the United Kingdom (“UK”). As a result of the Gupta acquisition, the Company added a subsidiary office in Germany, a sales office in the UK and an office in Redwood Shores, California.

Prior to the acquisition of Gupta, the Company was comprised of technology products that included Unify NXJ, Unify Composer, ACCELL, DataServer and the VISION product families. Gupta’s products include a popular database application, SQLBase, and a well-known set of application development tools, Team Developer. SQLBase is a relational database product that allows companies to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. This product is designed for applications being deployed in situations where there are little or no technical resources to support and administer databases or applications. Team Developer is a visual object-oriented rapid application development tool that is proven to shorten the development cycle; providing developers the tools to quickly design, develop and deploy their Windows or Linux solutions. The Company’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing and many other industries. We market and sell products directly in the United States, UK, Germany and France, and indirectly through worldwide distributors in Australia, Asia Pacific and Latin America with customers in more than 60 countries. Until its sale to Halo, our Insurance Risk Management (“IRM”) division provided a policy administration and underwriting solution, NavRisk, for the alternative risk market. The alternative risk market includes public entity risk pools made up of cities, counties, special districts, third-party administrators and insurance carriers that administer self-insurance funds for public entities, captives and other self-insured groups.

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions. With the exception of its NavRisk product which was sold through its IRM division, the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, Software Revenue Recognition. For the NavRisk product, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

The Company considers a signed noncancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an officer of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

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

Revenue from support and maintenance activities, which may consist of fees for ongoing support, unspecified product updates or product upgrades, is recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a “best efforts” basis and are generally billed under time-and-materials arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At January 31, 2007, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring additional impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of January 31, 2007, we have approximately $6 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, deferred revenue, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues:
Software licenses	46.5%	33.3%	37.5%	39.9%
Services	53.5%	66.7%	62.5%	60.1%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	6.5%	4.8%	4.0%	5.2%
Services	6.8%	14.0%	10.4%	12.5%
Total cost of revenues	13.3%	18.8%	14.4%	17.7%

Gross profit	86.7%	81.2%	85.6%	82.3%

Operating Expenses:
Product development	23.8%	17.5%	21.5%	18.6%
Selling, general and administrative	77.9%	68.0%	72.5%	59.8%
Total operating expenses	101.7%	85.5%	94.0%	78.4%
Income (loss) from operations	(15.0)%	(4.3)%	(8.4)%	3.9%
Other income (expense), net	(6.1)%	0.7%	(1.3)%	0.6%
Income (loss) from continuing operations before taxes	(21.1)%	(3.6)%	(9.7)%	4.5%
Provision for income taxes	(2.30)%	—%	(1.10)%	—%
Income (loss) from continuing operations	(23.4)%	(3.6)%	(10.8)%	4.5%
Loss from discontinued operations, net of taxes	(3.7)%	(30.9)%	(14.7)%	(16.1)%
Net loss	(27.1)%	(34.5)%	(25.5)%	(11.6)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Total revenues from continuing operations for the third quarter in fiscal 2007 were $3.3 million, an increase of $1.3 million, or 65% from fiscal 2006 third quarter revenues of $2.0 million. The increase in total revenue was the result of the Gupta acquisition in November 2006. Total revenues for Gupta for the three months ended January 31, 2007 were $1.3 million. Total revenues from continuing operations for the nine months ended January 31, 2007, were $7.2 million, an increase of $0.4 million, or 6% from fiscal 2006, when revenues for the same period were $6.8 million.

Total software licenses revenue from continuing operations in the third quarter of fiscal 2007 were $1.5 million, an increase of $0.8 million from fiscal 2006, primarily as a result of the Gupta acquisition. For both the nine months ended January 31, 2007 and 2006, software licenses revenue from continuing operations was $2.7 million. Total services revenues from continuing operations in the third quarter of fiscal 2007 were $1.8 million, an increase of $0.5 million from the third quarter of fiscal 2006. The increase in services revenue was primarily the result of maintenance revenues resulting from the Gupta acquisition which totaled $0.3 million in the third quarter of fiscal 2007. Services revenue from continuing operations was $4.5 million for the first nine months of fiscal 2007 compared to $4.1 million for the same period in fiscal 2006.

Consulting revenue from continuing operations for both the third quarter for fiscal 2007 and 2006 was $0.1 million. Consulting revenue from continuing operations for the nine months ended January 31, 2007 was $0.4 million compared to $0.3 million for the same period in fiscal 2006.

Cost of Revenues

Cost of software licenses from continuing operations consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Cost of software licenses was $217,000 for the third quarter of fiscal 2007, and $95,000 for the third quarter of fiscal 2006. Cost of software licenses in fiscal 2007 was higher in fiscal 2007 because we wrote off approximately $150,000 of third-party licensed technologies that will not have a future benefit to the Company’s product portfolio. For the nine months ended January 31, 2007, cost of software licenses was $286,000 compared to $355,000 for the nine months ended January 31, 2006. Cost of software licenses was higher in fiscal 2006 than fiscal 2007 because of higher costs associated with order processing and shipping in fiscal 2006. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties are amortized ratably over their expected useful lives.

Cost of services from continuing operations consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and training services. Total cost of services was $0.2 million for the third quarter of fiscal 2007 and $0.3 million for the third quarter of fiscal 2006. Cost of services for the nine months ended January 31, 2007 and 2006 was $0.8 million and $0.9 million, respectively.

Product Development

Product development expenses from continuing operations consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs were $0.8 million in the third quarter of fiscal 2007 and $0.3 million in the third quarter of fiscal 2006. The $0.5 million increase was the result of additional product development expenses resulting from the Gupta acquisition. The Gupta expenses consisted primarily of salaries and employee benefits for product development staff and also for costs of offshore consultants that were engaged to assist with development of Gupta’s Team Developer product. The project has been completed and the use of these offshore consultants has been significantly reduced to a three-person maintenance team for the remainder of the fiscal year. For the nine months ended January 31, 2007, product development costs were $1.6 million compared to $1.3 million for the nine months ended January 31, 2006.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses from continuing operations consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense or recoveries. Each of these expense areas increased significantly in the third quarter of fiscal 2007 as a result of the Gupta acquisition that was consummated on November 20, 2006. SG&A expenses were $2.6 million for the third quarter in fiscal 2007 and $1.4 million for the same period in fiscal 2006. Salaries and employee benefits for the Gupta employees was the largest reason that SG&A costs increased in the third quarter of 2007 compared to the same period of fiscal 2006. The major components of SG&A for continuing operations in the third quarter of fiscal 2007 were sales expenses of $1.4 million, marketing expenses of $0.2 million and general and administrative expenses of $1.0 million. The major components of SG&A for continuing operations in the third quarter of fiscal 2006 were sales expenses of $0.8 million, marketing expenses of $0.2 million and general and administrative expenses of $.04 million. SG&A expenses were $5.2 million for the nine months ended January 31, 2007 and $4.1 million for the nine months ended January 31, 2006. The increase for the nine months in fiscal 2007 over fiscal 2006 was the result of the Gupta acquisition.

Other Income (Expense), Net

For the three months ended January 31, 2007 net other expenses were $202,000. Included in the third quarter amount is approximately $200,000 in interest expense related to the debt financing obtained in conjunction with the November 20, 2006 acquisition of Gupta. For the three months ended January 31, 2006 net other income was $15,000.

Provision for Income Taxes

No federal or state tax provisions were recorded in the three and nine-month periods ended January 31, 2007, as the Company has net operating loss carryforwards. The Company recorded $77,000 in foreign income taxes for the three months ended January 31, 2007.

Discontinued Operations

Beginning in the second quarter of fiscal 2007, the Company’s IRM division and its ViaMode software product were classified as discontinued operations. The Company’s IRM division and its ViaMode software product were sold to Halo on November 20, 2006. Loss from discontinued operations for the three months ended January 31, 2007 and 2006, was $0.1 million and $0.6 million, respectively. For both the nine months ended January 31, 2007 and 2006, loss from discontinued operations was $1.1 million.

Liquidity and Capital Resources

At January 31, 2007, the Company had cash and cash equivalents of $2.2 million, compared to $1.9 million at April 30, 2006. Accounts receivable at January 31, 2007 were $4.6 million compared to $3.4 million at April 30, 2006.

On August 2, 2006, the Company extended its line of credit arrangement with Silicon Valley Bank. The line expired on November 3, 2006, and was not renewed. Upon expiration the Company had no outstanding debt under the line of credit.

On November 20, 2006 the Company purchased Gupta Technologies LLC (“Gupta”) in accordance with a related Purchase and Exchange Agreement with Halo Technology Holdings, Inc. (“Halo”) whereby Unify agreed to purchase Gutpa from Halo in exchange for (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction.

In order to provide funding for the acquisition of Gupta, Unify obtained debt financing from ComVest Capital LLC (“ComVest”). On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, provided debt financing consisting of three convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and are to be repaid over a period of 48 to 60 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As of January 31, 2006 the Company had $2.25 million outstanding on the revolver.

Overall, cash has increased by $0.3 million for the first nine months of fiscal 2007. Cash flows from continuing operations used by operating activities were $0.1 million for the first nine months of fiscal 2007, compared to a usage of cash from operations of $0.6 million for the first nine months of fiscal 2006. Primary reasons operating cash was used in the first nine months of fiscal 2007 were the result of a net loss of $0.8 million, an increase in other long term assets of $0.2 million, a decrease in accounts payable of $0.5 million, a decrease in other accrued liabilities of $0.4 million and a decrease in accrued compensation of $0.5 million offset by an increase in deferred revenue of $1.9 million, depreciation of $0.1 million, amortization of $0.1 and stock based expense of $0.1 million.

Cash from continuing operations used in investing activities for the first nine months of fiscal 2007 was $6.2 million. The use of cash was the result of a $6.1 million cash payment to Halo to purchase Gupta and $60,000 for capital expenditures during the nine month period. Cash from continuing operations used in investing activities for the nine months ended January 31, 2006 was $33,000 and was related entirely to capital expenditures. Cash provided by financing activities from continuing operations for the first nine months of fiscal 2007 and fiscal 2006, was $7.7 million and $0.7 million, respectively. The increase in cash provided by financing activities in the first nine months of fiscal 2007 was primarily the result of a debt financing related to the purchase of Gupta. As part of the debt financing the Company borrowed $7.6 million. The cash provided by financing for the nine months ended January 31, 2006 that totaled $0.7 million was the result of short-term borrowings of $0.7 million .The Company’s cash flow also reflects a decrease in cash of $0.1 million for both the first nine months of fiscal 2007 and 2006, as a result of the effect of currency exchange rates related to international operations.

Cash used by discontinued operations for the first nine month period of fiscal 2007 and fiscal 2006 was $1.1 million and $1.0 million, respectively.

A summary of certain contractual obligations from continuing operations as of January 31, 2007, is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Short-term borrowings	$99	$99	$—	$—	$—
Debt financing	5,350	980	1,489	1,489	1,392
Revolver note	2,250	—	2,250	—	—
Other long-term liabilities	102	—	—	—	102
Capital lease obligations	27	10	7	6	4
Operating leases	679	116	319	126	118
Total contractual cash obligations	$8,507	$1,205	$4,065	$1,621	$1,616

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $2.2 million at January 31, 2007. Unify had no short-term investments at January 31, 2007.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest Capital LLC whereby ComVest would provide up to $2.5 million through the revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s subsidiaries in France, Germany and the UK. At January 31, 2007, the Company had $2.2 million in such payables denominated in euros and a total $0.9 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report, except for the potential impact from reporting the Gupta acquisition, as more fully disclosed in Note 2 to the unaudited condensed consolidated financials statements under Part 1, Item 1 of this report. We are currently in the process of assessing and integrating Gupta disclosure controls and procedures into our financial reporting systems and expect to complete our integration activities over a period of 6 to 9 months from the acquisition date (November 20, 2006). Prior to being acquired by Unify, Gupta was a subsidiary of a public company, Halo Technology Holdings, Inc. In conjunction with Halo’s Form 10-KSB filing for the year ended June 30, 2006, Halo’s management reported no concerns relative to disclosure controls or procedures for Gupta Technologies LLC (“Gupta”) or any of Gupta’s subsidiaries.

     (b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the potential impact from reporting the Gupta acquisition, as more fully disclosed in Note 2 to the unaudited condensed consolidated financials statements under Part 1, Item 1 of this report. We are currently in the process of assessing and integrating Gupta financial reporting into our financial reporting systems and expect to complete our integration activities over a period of 6 to 9 months from the acquisition date (November 20, 2006). Prior to being acquired by Unify, Gupta was a subsidiary of a public company, Halo Technology Holdings, Inc. In conjunction with Halo’s Form 10-KSB filing for the year ended June 30, 2006, Halo’s management reported no concerns relative to internal controls for Gupta Technologies LLC (“Gupta”) or any of Gupta’s subsidiaries.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome and resolution of these matters could affect the results of operations in future periods, and while there can be no assurance with respect thereto, management believes after final disposition, any financial impact to the Company would not be material to the Company’s consolidated financial position, results of operations and cash flows.

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

Date: March 15, 2006	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)