Form 10-Q/A
period 2006-10-31
UNIFY CORP
filed 2007-05-01
CIK 880562

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are re-filing our quarterly report for the quarter ended October 31, 2006 on this Form 10-Q/A for the sole purpose of complying with Securities and Exchange Commission regulations governing the choice of form for this filing. Except for the revised choice of form there are no changes of any sort to our original quarterly report for the quarter ended October 31, 2006 filed on Form 10-QSB on December 14, 2006.

UNIFY CORPORATION
FORM 10-Q/A

INDEX
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2006 and April 30, 2006	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2006 and 2005	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2006 and 2005	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,357	$1,881
Accounts receivable, net	1,469	3,359
Prepaid expenses and other current assets	980	499
Assets of discontinued operations held for sale	1,887	1,954

Total current assets	5,693	7,693
Property and equipment, net	200	244
Other investments	214	214
Other assets, net	197	200

Total assets	$6,304	$8,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385	$353
Short-term borrowings and current portion of long-term debt	81	33
Other accrued liabilities	936	713
Accrued compensation and related expenses	478	773
Deferred revenue	1,837	2,880
Liabilities of discontinued operations	1,151	1,284

Total current liabilities	4,868	6,036
Other long-term liabilities	79	80
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	63,996	63,937
Accumulated other comprehensive income	23	19
Accumulated deficit	(62,691)	(61,750)

Total stockholders’ equity	1,357	2,235

Total liabilities and stockholders’ equity	$6,304	$8,351

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
Dilutive earnings per share:
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenue	$147	$299	$509	$558
Loss from discontinued operations	$(478)	$(290)	$(941)	$(482)

Assets and liabilities of the IRM division and the ViaMode product as of April 30, 2006 and October 31, 2006 were as follows (in thousands):

	October 31,	April 30,
	2006	2006
Accounts receivable	$117	$114
Other assets	163	200
Property and equipment, net	20	23
Intangible, net	182	212
Goodwill	1,405	1,405

Total assets	$1,887	$1,954

Accounts payable	$7	$26
Other accrued liabilities	681	737
Accrued compensation and related expenses	101	105
Deferred revenue	362	416

Total liabilities	$1,151	$1,284

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

	Three Months	Six Months
	Ended	Ended
	October 31, 2006	October 31, 2006
Cost of Sales	$1	$1
Product Development	3	5
Selling, General and Administrative	9	23

Total Equity-Based Compensation, Continuing Operations	13	29
Equity-Based Compensation, Discontinued Operations	14	29

Total Equity-Based Compensation	$27	$58

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Net income (loss) as reported	$(187)	$5	$(941)	$(107)
Add: stock-based employee compensation included in reported net loss	27	—	58	—
Less: stock-based employee compensation expense, determined under fair value
method for all awards	(27)	(108)	(58)	(272)

Pro forma net loss	$(187)	$(103)	$(941)	$(379)

Net loss per share (basic and diluted), as reported	$(0.01)	$0.00	$(0.03)	$0.00
Net loss per share (basic and diluted), pro forma	$(0.01)	$0.00	$(0.03)	$(0.01)

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

A summary of the Company’s stock option activity for the period ended October 31, 2006 is as follows:

			Weighted-
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value(1)
Outstanding at April 30, 2006	2,644,914	$0.82	6.60	$171,848
Granted	25,000	$0.32
Exercised	—	$—
Canceled or expired	(120,821)	$0.86

Outstanding at October 31, 2006	2,549,093	$0.81	6.11

Exercisable at October 31, 2006	1,960,138	$0.92	5.39

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

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

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2006 and April 30, 2006 (in thousands) and relates entirely to the Company’s IRM division which was sold and is reported as discontinued operations with these assets reported as “held for sale”. See Note 2:

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2006	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(100)	100	3 years
Customer-related	164	(82)	82	3 years

Total	$1,769	$(182)	$1,587

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2006	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years

Total	$1,769	$(152)	$1,617

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

6. Long-Term Debt

The Company’s debt consists of the following at October 31, 2006 and April 30, 2006 (in thousands):

	October 31,	April 30,
	2006	2006
Note payable to a financial institution repaid in September 2006	$—	$26
Note payable, bears no interest, payable in installments through March 15, 2007	74	—
Capital lease payable, payable in monthly installments through August 2007	7	10

	81	36
Less current portion	(81)	(33)
	$—	$3

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

The Company’s other long-term liabilities consists of the following at October 31, 2006 and April 30, 2006 (in thousands):

	October 31,	April 30,
	2006	2006
Long-term debt, net of current portion	$—	$3
Other long-term liabilities	79	77
Total long-term liabilities from continuing operations	$79	$80

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

Date: April 30, 2007	Unify Corporation
(Registrant)

	By:	/s/ STEVEN D. BONHAM

Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)