Form 10-Q/A
period 2007-04-28
UNIFY CORP
filed 2007-05-01
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________

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

EXPLANATORY NOTE

We are re-filing our quarterly report for the quarter ended January 31, 2007 on this Form 10-Q/A for the sole purpose of complying with Securities and Exchange Commission regulations governing the choice of form for this filing. Except for the revised choice of form there are no changes of any sort to our original quarterly report for the quarter ended January 31, 2007 filed on Form 10-QSB on March 15, 2007.

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