Form 10-K
period 2007-04-30
UNIFY CORP
filed 2007-07-23
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,348,339 based on the number of shares held by non-affiliates of the registrant as of April 30, 2007, and computed by reference to the reported last sale price of common stock on October 31, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 2007, the registrant had 6,037,901 shares of common stock outstanding.

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

Special Note on Reverse Stock Split

     Effective as of 11:59 p.m. Eastern time on June 24, 2007, Unify completed a 1-for-5 reverse split of its outstanding shares of common stock. All share numbers and all exercise and conversion prices in this report are presented as adjusted for the reverse stock split.

ITEM 1. BUSINESS

The Company

     Unify (the “Company”, “we”, “us” or “our”) is a global provider of application development, data management and application modernization solutions that enable Service-Oriented Architecture (SOA). Our suite of migration solutions, easy to use development software and maintenance-free embedded databases allows customers to modernize and maximize their application environment. For organizations needing to modernize their systems, we help businesses service-enable legacy applications to support SOA initiatives. Based on market requirements, our solutions help companies increase speed and agility, improve asset reuse, lower IT costs and reduce risks and exposures.

    Unify’s strategy is to work with organizations to “Enable SOA.” We help businesses modernize and service-enable mission-critical legacy applications in support of enterprise-wide SOA initiatives. Based on market requirements for application modernization, our solutions help companies increase speed and agility, improve asset reuse, lower IT costs, reduce business risks and exposures, and free information previously locked within proprietary systems. The Company sells and markets its application development and database software and services and modernization solutions through two segments. The segments are the Americas, which includes the Company’s international distributors, and Europe, which includes the UK, France, Germany and other direct European customers.

     Unify expanded its 27-year heritage and technology innovation with the November 2006 acquisition of GUPTA Technologies LLC (“Gupta”), a complementary application development and data management software company. Unify now serves more than 3,000 end user corporate information technology departments (“IT”), customers, 35 distributors and 250 software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) partners across the globe. Our clients represent diverse industries including energy, financial services, government, health care, insurance, manufacturing, retail, telecommunications and more. We market and sell products directly in the United States, Australia, UK, Germany and France, and indirectly through worldwide distributors in Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America in more than 50 countries.

     Over the past five years we have expanded our product offering to adapt to evolving market requirements. Our SOA enablement products include Composer for Lotus Notes and NXJ Developer; our application development product families include Team Developer, ACCELL and VISION; and our data management software includes SQLBase and DataServer.

     Unify was initially incorporated in California in 1980 and later reincorporated in Delaware on April 10, 1996. We are headquartered in Sacramento, California, and have offices in Germany, France and the United Kingdom (“UK”). Our headquarters office is located at 2101 Arena Blvd., Suite 100, Sacramento, California 95834. Our telephone number is (916) 928-6400 and our website address is http://www.unify.com.

Products

     Prior to the acquisition of Gupta, the Company was comprised of technology products that included NXJ Developer, Composer, ACCELL, DataServer and the VISION product families. Gupta’s products include a popular database application, SQLBase, and a well-known set of application development tools, Team Developer.

Composer Solutions

     The Composer technology is specifically designed for customers that need to modernize and migrate proprietary applications to a Service-Oriented Architecture (SOA) for either the .NET or J2EE platforms. Composer for Lotus Notes is targeted at companies with IBM Lotus Notes® applications proliferated throughout the enterprise, Composer integrates with the .NET and Java platforms, leverages open standards via an SOA environment, and provides the capabilities and technology necessary for a comprehensive migration of template and custom Notes applications. Composer modernizes Notes applications to enable organizations to share data previously locked in proprietary systems, reduce application license costs, and improve integration and collaboration within the enterprise.

Rapid Application Development Products

     NXJ Developer® is a powerful visual development tool for the rapid development of innovative Web 2.0 Rich Internet Applications based on a Service-Oriented Architecture (SOA). NXJ Developer is distinguished by its combination of intuitive visual design, flexible SOA programming, and ease of integration with both Java code and .Net business logic via Web services. The combination of AJAX-rich client technology, Web services, reporting and portal integration make NXJ Developer a powerful and competitive solution for delivering SOA-based Rich Internet Applications. NXJ Enterprise® includes all of the powerful technology of NXJ Developer but adds workflow, reporting and portal integration for delivering enterprise class SOA and web-based applications.

     Team Developer® is a visual object-oriented rapid application development product that is proven to shorten the development cycle by providing developers the tools needed to quickly design, develop and deploy Windows solutions. Team Developer provides a completely integrated visual development environment that includes a database explorer, integrated reporting tool, team-oriented source code management facility, and a powerful component developer facility that enables programmers to automate and customize the development environment.

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

Database Management Products

  SQLBase® is a fully relational, high performance, embedded database that allows organizations to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. SQLBase provides what other database companies cannot deliver: a self-recovering, maintenance-free embedded database architecture that enables IT, ISVs and VARs to focus on their solution, rather than the underlying database technology.

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

Discontinued Products

     As part of our acquisition of Gupta on November 20, 2006, the Company sold its IRM division and ViaMode software product to Halo.

      IRM’s primary product was NavRisk. NavRisk is an end-to-end policy administration and underwriting solution used by the underwriters, administrators and risk managers of risk pools, risk retention groups, captives and other self-insured entities. NavRisk is used to enable proactive risk management and administration of alternative risk groups by automating the complete policy cycle including renewal processing, rating, policy certificates, quoting, premium invoicing, reporting, loss control and communications with customers or members. NavRisk automates and enables data consolidation, tracking and valuing of exposures, all aspects of quoting and invoicing of premiums and the issuance of final policy certificates and endorsements. NavRisk integrates with claims and accounting systems for comprehensive real-time reporting and analysis on all lines of business.

     ViaMode is a transportation software and services solution delivered in partnership by Unify and one of our domain partners. The ViaMode solution combines a software application built on Unify NXJ with professional services for driver performance management within the transportation industry.

Customers

     Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. In fiscal 2007 and 2005 no single customer accounted for 10% or more of revenues. In fiscal 2006, one customer accounted for approximately 12% of total revenue.

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

     Unify’s direct sales organization consists of sales representatives and pre-sales consultants. Our North America sales representatives are located primarily in our headquarters in Sacramento, California. Unify markets its products internationally through offices in the UK, Germany and France. Unify has distributors in Asia Pacific, Europe, Japan, Latin and South America, Russia and South Africa. International revenues accounted for 73%, 70% and 64% of total revenues in fiscal 2007, 2006 and 2005, respectively.

     Unify’s marketing is focused on generating demand and marketing awareness for Unify products including efforts to support the direct and indirect sales channels. Marketing activities include e-business initiatives, strategic demand generation, public relations, customer communications, trade shows and our Web site.

     As of April 30, 2007, Unify had 20 employees engaged in sales and marketing activities, 9 in North America and 11 in Europe.

Customer Support and Professional Services

     Unify’s customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy and manage applications.

Customer Support and Maintenance

     Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in California, Germany, France, Brazil and Australia. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual support contracts.

Consulting

     Unify offers a full range of consulting services ranging from application implementation services including delivering a proof of concept to completed applications using our technology infrastructure. Our products allow companies to maximize return on investment, get to market quickly or be more efficient. Consulting services include: project implementations and application updates, business process-centric application development, Web-enablement, technology/knowledge transfer, application architecture audits and database tuning. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Education

     Unify offers education courses provided on a regularly scheduled basis at Unify training centers located in Sacramento, California and Paris, France. We also offer on-site training at customer facilities.

     As of April 30, 2007, we had a total of 14 employees engaged in providing professional services, 8 in support and 6 in consulting and training. Of those employees, 8 were located in the United States and 6 were located in Europe.

Product Development

     We focused our development efforts primarily on the Composer and NXJ products. Following the acquisition of Gupta, we also focused development efforts on both Gupta’s SQLBase and Team Developer products. We expect to release new versions of SQLBase and Team Developer in the second quarter of fiscal 2008. During fiscal 2007, we developed and released Unify NXJ Version 11, enhanced our Composer for Lotus Notes application migration product and also updated some of our database and tools products. Unify’s product development expenses for fiscal 2007, 2006, and 2005, were $2.4 million, $1.6 million and $2.8 million, respectively.

     Most of Unify’s current software products have been developed internally; however, we have licensed certain software components from third parties and we may do so again in the future. We are committed to delivering products that meet customer and market needs today and in future periods.

     Unify’s product development activities are conducted at the Sacramento, California headquarters facility. As of April 30, 2007, we had a total of 16 employees in product development, including 12 software development engineers.

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

Competition

     The market for Unify’s software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our products and software solutions compete in the market with dozens of other companies that provide application platform suites, integrated services environments and business process management infrastructure software. These competitors include BEA Systems, IBM, Microsoft Corporation and Oracle Corporation. All of these competitors are large, well capitalized companies with significantly greater financial, technical and marketing resources as well as greater name recognition and larger customer bases. The Unify solutions are competitive from a technical capability, rich interface and ease of use, service and pricing perspectives, but our competitors have greater brand recognition and perceived financial strength.

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

Employees

     As of April 30, 2007, we had a total of 63 employees, including 16 in product development, 20 in sales and marketing, 14 in customer support, consulting, and training, and 13 in finance, operations and general administration. Of these employees, 43 were located in the United States and 20 were located in Europe.

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

WHERE YOU CAN FIND MORE INFORMATION

     You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Unify) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.unify.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

RISK FACTORS

     In evaluating the Company’s business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K and in our other filings with the SEC.

The conversion ratio of the convertible notes and the exercise price of the warrants may be substantially below the market price of our stock at the time of exercise which could potentially have a negative impact our stock price.

     In conjunction with the acquisition of Gupta, we obtained debt financing that included convertible notes in the principal amount of $5,350,000 and we also issued 670,000 warrants. The convertible notes resulting from our debt financing are currently convertible into our common stock at a fixed ratio of $2.50 per share for $1,000,000 of the convertible notes and $5.00 per share for the remaining $4,350,000 of convertible notes. The warrants are exercisable at fixed exercise prices ranging from $1.35 per share to $1.90 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current conversion ratio or exercise price. Conversion of the notes or exercise of the warrants is only likely to occur at such time as the conversion ratio or exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

     To finance the cash portion of the acquisition of Gupta and provide working capital, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest on November 20, 2006. Under the Loan Agreement, we granted to ComVest a first priority security interest in substantially all of our assets. If we default on the Loan Agreement and are unable to cure the default pursuant to the terms of the agreement, our lender could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off the debts, which could seriously harm our business. Furthermore, we may enter into other secured credit or loan agreements in the future.

If we are unable to register the shares underlying the convertible notes and warrants issued pursuant to the Loan Agreement in a timely fashion we may be required to pay liquidated damages.

     We entered into a registration rights agreement with the investors under the Loan Agreement pursuant to which we agreed to register the shares of common stock issuable on conversion of the notes and exercise of the warrants. Recent changes in SEC policy with respect to transactions has made it more difficult to register shares in transactions such as the transaction contemplated by the Loan Agreement. Pursuant to the loan agreement we were required to have the shares registered on or before May 19, 2007 or be subject to a penalty equal to $1,000 for each day the registration statement is not effective, up to an aggregate maximum of $500,000. While we have filed a registration statement with SEC for the shares, to date we have not received SEC approval to have the related registration statement made effective. We have not obtained an extension or waiver from the investor with respect to registration statement being deemed effective and we may be required to pay to the investors a cash fee per the loan agreement. As of July 18, 2007, we have paid a total of $12,000 in liquidated damages under this provision.

We are subject to intense competition.

     We have experienced and expect to continue to experience intense competition from current and future competitors including BEA Systems, IBM, Microsoft Corporation, and Oracle Corporation. Often, these competitors have significantly greater financial, technical, marketing and other resources than Unify, in addition to having greater name recognition and more extensive customer bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

     The markets in which we compete are characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

     Our future success will depend in part upon our ability to address the increasingly sophisticated needs of customers by developing new product functionality and enhancements that keep pace with technological developments, emerging industry standards and customer requirements.

     There can be no assurance that our products will continue to be perceived by our customers as technologically advantageous or that we will not experience difficulties that delay or prevent the sale of enhancements to existing products that meet with a significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed or if when released they fail to achieve market acceptance, our business, operating results, and financial condition would be adversely affected.

We are dependent on indirect sales channels.

     A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 61%, 51% and 51% of our software license revenues for fiscal 2007, 2006 and 2005, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

     Revenues derived from our international customers accounted for 73%, 70% and 64% of our total revenues, with the remainder from North America, in fiscal 2007, 2006 and 2005, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

The reverse stock split may have an effect on the trading market for our shares.

     The reduction in the number of issued and outstanding shares occasioned by the reverse stock split resulted in an increase in the market price of our Common Stock, although such price increase is not necessarily in proportion to the ratio of the reverse stock split. The trading price of our Common Stock depends on many factors, including many which are beyond our control. A higher stock price may increase investor interest and reduce resistance of brokerage firms to recommend the purchase of our Common Stock. On the other hand, to the extent that negative investor sentiment regarding our Common Stock is not based on our underlying business fundamentals, the reverse stock split may not overcome such sentiment enough to increase our stock price. In addition, the liquidity of our Common Stock may be adversely affected by the reduced number of shares outstanding after the reverse stock split, and the reverse stock split will increase the number of stockholders who own “odd lots,” which consist of blocks of fewer than 100 shares. Stockholders who hold odd lots may be required to pay higher brokerage commissions when they sell their shares and may have greater difficulty in making sales.

Our stock price may be subject to volatility.

     Unify’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Unify or its competitors; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in our relationships with our customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in our senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

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

     Our products are used to implement comprehensive solutions including policy administration and underwriting, transportation labor standards evaluations and process-centric, composite applications. As a result, the licensing and implementation of our applications and applications built using our products generally involve a five to ten week implementation time and a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

Our software products could contain defects and could be subject to potential release delays.

     Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by us and current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have an adverse effect upon our business, operating results and financial condition. Additionally, if the release dates of any future Unify product line additions or enhancements are delayed or if, when released, they fail to achieve market acceptance, our business, operating results, financial condition and cash flows would be adversely affected.

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

Unify may not successfully integrate Gupta into its business and operations.

      Prior to the consummation of the Purchase and Exchange, Gupta and Unify operated as separate entities. Unify may experience material negative consequences to its business, financial condition or results of operations if it cannot successfully integrate Gupta’s operations with Unify’s. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

  demands on management related to the significant increase in the size of the business for which they are responsible;

  diversion of management’s attention from the management of daily operations to the integration of operations, whether perceived or actual;

  management of employee relations across facilities;

  difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

  difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;

  expenses of any undisclosed or potential liabilities; and

  Unify’s ability to maintain its customers Gupta’s customers after the acquisition.

      Successful integration of Gupta’s operations with Unify’s depends on Unify’s ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If Unify’s integration efforts are not successful, Unify may not be able to maintain the levels of revenues, earnings or operating efficiency that it and Gupta achieved or might achieve separately.

Our success is dependent upon the retention of key personnel and we may be unable to retain key employees.

     Our future performance depends on the continued service of key technical, sales and senior management personnel. With the exception of Unify’s president and chief executive officer, there are no other Unify technical, sales, executive or senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

ITEM 2. PROPERTIES

     Unify’s principal administrative offices and headquarters are in Sacramento, California where we lease a 38,000 square foot facility. We also lease offices in Redwood Shores, California, the United Kingdom, Germany and France. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2007, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on March 29, 2007. As part of the meeting, the election of Board members was voted on by the Company’s stockholders. Elected to serve on the board were Steven D. Whiteman, Richard M. Brooks, Robert J. Majteles, Tery R. Larrew and Todd E. Wille. All board members elected to serve were previously board members for the Company. The elected board members will serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

     As part of the Annual Meeting, stockholders voted on the nominees for director and ratified the appointment of Grant Thornton LLP as the Company’s auditors for the fiscal year ending April 30, 2007. Stockholders also voted to effect a reverse stock split of the Company’s common stock at a ratio of not less than one-for-three and not more than one-for-ten at any time prior to June 30, 2007. Following are the results of the annual meeting.

1.	The election of each of the nominees for director were approved with the following votes:

	In Favor	Withheld
Steven D. Whiteman	3,966,336	575,230
Richard M. Brooks	4,148,610	392,956
Robert J. Majteles	4,021,229	520,337
Tery R. Larrew	4,148,510	393,056
Todd E. Wille	4,024,570	516,996

2.	The proposal to amend our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of not less than one-for-three and not more than one-for-ten at any time prior to June 30, 2007, with the exact ratio to be set at a whole number within this range to be determined by our board of directors in its discretion, was approved as 3,612,221 shares voted in favor of the amendment, representing 60.8% of the shares voted at the meeting. This was sufficient to pass the amendment.

3.	The proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending April 30, 2007 was approved as 4,369,323 shares voted in favor of the amendment, representing 73.5% of the shares voted at the meeting. This was sufficient to pass the amendment.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

     During fiscal 2007, Unify’s common stock was traded on the Over-The-Counter Bulletin Board (OTC BB) under the symbol UNFY.OB. The following table sets forth the average high and low bid quotations as reported on the over-the-counter market for shares of our common stock for the periods indicated. Such quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2007
Fourth Quarter	$2.85	$1.45
Third Quarter	1.55	1.10
Second Quarter	1.90	1.00
First Quarter	2.30	1.60

Fiscal 2006
Fourth Quarter	$2.45	$1.70
Third Quarter	2.20	1.50
Second Quarter	2.10	1.55
First Quarter	2.80	1.75

Common Stockholders of Record

     At June 30, 2007, there were approximately 295 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

     We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

     Unify maintains a compensation plan that provides for the issuance of its Common Stock to officers, directors, other employees or consultants. This plan is known as the 2001 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 1991 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2007:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	326,750	$2.00	163,111
Equity compensation plans not approved by stockholders:
Director Restricted Stock Plan (2)	96,137	$2.45	3,862
Non-Registered Options (3)	95,000	$1.70	0
____________________

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	There are 100,000 shares authorized under the Director Restricted Stock Plan, of which 96,137 shares were awarded by and were outstanding on April 30, 2007. As of April 30, 2007 there were 3,862 shares available for future awards.

(3)	In fiscal 2003, the Board authorized the issuance of non-registered non-plan stock options for individual senior level executive recruitment.

Material Features of Director Restricted Stock Plan

     On May 1, 2002 the Board approved the Director Restricted Stock Plan as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. In fiscal 2007 there were no shares awarded under this plan. As of April 30, 2007 there is a balance of 3,862 shares reserved for future awards under this plan.

Material Features of Individual non-Registered Stock Options

     As of April 30, 2007 the Board granted options to purchase up to 40,000 shares of common stock under individual, non-plan option agreements. The options and shares issuable under such agreements are restricted securities under the Securities Act and may not be issued or sold except under an effective registration statement or an applicable exemption there from. The non-plan option agreements contain substantially similar terms as options issued under our Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$4,432	$4,759	$5,118	$6,111	$5,895
Services	6,755	5,384	6,085	5,814	6,278
Total revenues	11,187	10,143	11,203	11,925	12,173
Cost of Revenues:
Software licenses	377	448	337	595	263
Services	1,024	1,106	1,430	1,299	1,133
Total cost of revenues	1,401	1,554	1,767	1,894	1,396
Gross profit	9,786	8,589	9,436	10,031	10,777
Operating Expenses:
Product development	2,360	1,643	2,813	2,996	4,108
Selling, general and administrative	8,314	5,801	8,673	7,840	6,391
Write-down of other investments	—	—	—	175	200
Total operating expenses	10,674	7,444	11,486	11,011	10,699
Income (loss) from operations	(888)	1,145	(2,050)	(980)	78
Interest expense	(527)	(11)	(23)	(68)	(27)
Other income (expense), net	136	61	71	41	30
Income (loss) before income taxes	(1,279)	1,195	(2,002)	(1,007)	81
Provision (benefit) for income taxes	82	-	9	3	(38)
Income (loss) from continuing operations	$(1,361)	$1,195	$(2,011)	$(1,010)	$119
Loss from discontinued operations	(1,061)	(1,823)	(353)	—	—
Net income (loss)	$(2,422)	$(628)	$(2,364)	$(1,010)	$119

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.23)	$0.21	$(0.36)	$(0.23)	$0.03
Discontinued operations	$(0.18)	$(0.32)	$(0.07)	$—	$—
Net income (loss) per share	$(0.41)	$(0.11)	$(0.43)	$(0.23)	$0.03

Dilutive earnings per share:
Continuing operations	$(0.23)	$0.20	$(0.36)	$(0.23)	$0.03
Discontinued operations	$(0.18)	$(0.31)	$(0.07)	$—	$—
Net income (loss) per share	$(0.41)	$(0.11)	$(0.43)	$(0.23)	$0.03
Shares used in computing net income (loss) per share:
Basic	5,927	5,803	5,555	4,311	4,187
Diluted	5,927	5,875	5,555	4,311	4,338
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,064	$1,881	$3,675	$6,606	$3,030
Working capital (deficit)	(3,343)	1,657	1,886	3,816	658
Total assets	16,038	8,351	9,490	10,743	6,675
Long term debt, net	4,910	3	31	—	—
Total stockholders' equity	853	2,235	2,567	4,492	1,509

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     Unify (the “Company”, “we”, “us” or “our”) is a global provider of application development and data management software, and Service-Oriented Architecture (SOA) Enablement Solutions. Our product suite of automated migration solutions, easy to use development software and no-maintenance-required embedded databases enable customers to enhance their SOA environment by improving time-to-market metrics, increasing collaboration and service-enabling legacy information. Specifically, our products include embedded and enterprise data management systems, application development software for legacy application modernization and rich Internet application development, and SOA enablement solutions.

     On September 13, 2006, the Company entered into a Purchase and Exchange Agreement (“Purchase Agreement”) with Halo Technology Holdings, Inc. (“Halo”) whereby Unify agreed to purchase Gupta from Halo in exchange for: (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction (the “Purchase and Exchange”). The Company’s acquisition of Gupta was consummated on November 20, 2006. As a result of the Gupta acquisition the Company’s fiscal 2007 financial results include approximately five months of Gupta operations.

     On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and have terms of 48 to 60 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

     In February 2005, Unify acquired privately-held Acuitrek Inc. (“Acuitrek”), a provider of policy administration and underwriting solutions for the alternative risk market. The acquisition was the result of a strategy to penetrate underserved specialty markets with our solutions and led to the formation of the Unify IRM division. However, with the sale of the Company’s IRM division and ViaMode software asset to Halo, Acuitrek, Inc. was sold to Halo. In connection with this sale, the Company amended the terms of the agreement under which it had purchased Acuitrek, Inc. in February 2005.

     Today, Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Sacramento, California, with offices in Australia, France, Germany, and the United Kingdom (“UK”). We market and sell products directly in the United States, Europe, and Australia and indirectly through global distributors representing more than 50 countries.

     Our mission is to enable customers to modernize mission critical applications while maximizing legacy investments in SOA. Our software and solutions give customers a rich user experience, quality information and a high degree of customer satisfaction.

     Our strategy is to work with IT organizations to “Enable SOA.” Our software and solutions help businesses modernize and service-enable mission critical legacy applications in support of enterprise-wide SOA initiatives. Based on market requirements for SOA-based application modernization, our strategy aims to help companies increase speed and agility, consolidate information from multiple sources, improve asset reuse, lower IT costs, reduce business risks and exposures, and free information previously locked within proprietary systems.

     The Company sells and markets application development and database software and services and modernization solutions through two segments. The segments are the Americas, which includes the Company’s international distributors, and Europe, which includes the UK, France, Germany and other direct European customers.

     Our technology products include Composer, NXJ, Team Developer, ACCELL, VISION, DataServer, and SQLBase. Our customers are corporate end-user IT departments, ISVs and our worldwide distributors. The Company is committed to providing exceptional technology to this customer base and to continue to meet their current and future technology needs. Services to our extensive customer installed base include sales and marketing, support, and professional services.

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

Revenue Recognition

     The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions. With the exception of its discontinued product, NavRisk, the Company recognizes revenue for software license sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For the discontinued product, NavRisk, the Company recognized revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

     For our discontinued product, NavRisk, software license arrangements that require significant modification or customization of the underlying software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin 45, Long-Term Construction Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts using the completed-contract method.

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

Valuation of Long-Lived Assets

     Our long-lived assets are comprised of long-term investments. At April 30, 2007, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

     As of April 30, 2007, we had approximately $6 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, deferred revenue, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2007	2006	2005
Revenues:
Software licenses	39.6%	46.9%	45.7%
Services	60.4	53.1	54.3
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	3.4	4.4	3.0
Services	9.1	10.9	12.8
Total cost of revenues	12.5	15.3	15.8
Gross profit	87.5	84.7	84.2
Operating expenses:
Product development	21.1	16.2	25.1
Selling, general and administrative	74.3	57.2	77.4
Total operating expenses	95.4	73.4	102.5
Income (loss) from operations	(7.9)	11.3	(18.3)
Interest expense	(4.7)	0.0	0.0
Other income (expense), net	1.2	0.5	0.4
Income (loss) from continuing operations before income taxes	(11.4)	11.8	(17.9)
Provision for income taxes	0.7	0.0	0.1
Income (loss) from continuing operations	(12.1)	11.8	(18.0)
Loss from discontinued operations, net of taxes	(9.5)	(18.0)	(3.1)
Net loss	(21.60)%	(6.20)%	(21.10)%

Total Revenues

     The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 61%, 51%, and 51% of our software license revenues for fiscal 2007, 2006 and 2005, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 73%, 70%, and 64% of total revenues in fiscal years 2007, 2006 and 2005, respectively.

     Total revenues in fiscal 2007 were $11.2 million, an increase of $1.1 million or 11% from fiscal 2006 revenues of $10.1 million. The increase in total revenue was primarily the result of an increase in maintenance service revenues resulting from the Gupta acquisition. Total software license revenues in fiscal 2007 were $4.4 million, a decrease of $0.4 million or 8% from fiscal 2006. In March 2006, the Company announced that it had entered into a merger agreement to be acquired by Halo and in September 2006, the Company announced the termination of the merger agreement with Halo and also announced that it would be purchasing Gupta from Halo and selling its IRM division to Halo. The purchase of Gupta and sale of IRM was consummated on November 20, 2006. While the Company has experienced a slowdown in the sale of new software licenses for its database and development products, this factor was further negatively impacted by the variety of merger and acquisition announcements during fiscal 2007. Total services revenues were $6.8 million in fiscal 2007, an increase of $1.4 million or 26% from fiscal 2006. The maintenance revenues from the Unify database and development products from prior to the Gupta acquisition were up slightly as evidence of customer satisfaction with these Unify products. The increase in services revenues was primarily the result of additional maintenance revenues resulting from the Gupta acquisition. Total revenues in fiscal 2006 were $10.1 million, a decrease of $1.1 million or 10% from fiscal 2005 revenues of $11.2 million. In fiscal 2006 we had fewer higher dollar software license contracts than in the previous year causing a decrease in software license revenue compared to fiscal 2005. Total software license revenues in fiscal 2006 were $4.8 million for a decrease of $0.3 million or 6% from fiscal 2005, while total service revenues of $5.4 in fiscal 2006 decreased by $0.7 million or 11% from fiscal 2005.

     For fiscal 2007 and 2006, total revenues from the Americas were 27% and 30% of total revenues, respectively. Total revenue from the Americas in absolute dollars was $3.0 million for both fiscal 2007 and fiscal 2006. Total revenue from our European territory was $6.3 million for fiscal 2007 and $5.3 million for fiscal 2006. On a percentage basis, revenue from our European territory was 57% for fiscal 2007 and 52% for fiscal 2006. For fiscal 2007 and 2006, total revenues from international distributors were 16% and 18% of total revenues, respectively. Total revenue from the international distributors in absolute dollars was $1.9 million for fiscal 2007 and $1.8 million for fiscal 2006.

Cost of Revenues

     Cost of Software Licenses. Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties are amortized ratably over their expected useful lives. Cost of software licenses was $0.4 million for both fiscal 2007 and 2006. In fiscal 2005 cost of software licenses was $0.3 million.

     Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $1.0 million for fiscal 2007, $1.1 million for fiscal 2006 and $1.4 million for fiscal 2005. Our cost of services as a percent of services revenues was 15% in fiscal 2007, 21% in fiscal 2006 and 24% in 2005. The favorable decrease in the percentage of cost of service expenses to services revenue in fiscal 2007 was the result of economies of scale relative to our cost structure and an increase in services revenue, both of which where direct results of our acquisition of Gupta.

Operating Expenses

     Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2007 were $2.4 million compared to $1.6 million in fiscal 2006. The increase in product development costs was the addition of the Gupta product development team plus additional outsourced development costs associated with efforts to enhance Gupta’s Team Developer product. In fiscal 2005 product development costs were $2.8 million. The decrease in product development costs from fiscal 2005 to 2006 was the result of shifting some development resources to the IRM division in fiscal 2006. These expenses are reflected in the loss from discontinued operations in fiscal 2006.

     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $8.3 million in fiscal 2007, $5.8 million for 2006 and $8.7 million for 2005. In fiscal 2006, the Company had a focused initiative to contain SG&A expenses with the largest reduction in expenses compared to fiscal 2005 being in the sales and marketing areas. The increase in SG&A costs in fiscal 2007 is the result of adding Gupta staff in the areas of sales, marketing and administrative services. Included also in fiscal 2007 expenses are $0.5 million in costs resulting from the aborted merger with Halo Technology Holdings and the acquisition of Gupta. These expenses consisted primarily of legal, accounting and printing costs. As a percentage of total revenue, SG&A expenses were 74% in fiscal 2007, 57% in fiscal 2006 and 77% in fiscal 2005. We expect SG&A costs as a percentage of total revenues to decrease in the future as we complete the Gupta integration and recognize additional economies of scale as a result of the acquisition. We do however, expect to incur some additional costs in fiscal 2008 related to our implementation of Sarbanes-Oxley Section 404 requirements. The major components of SG&A for fiscal 2007 were sales expenses of $4.1 million, marketing expenses of $0.6 million and general and administrative expenses of $3.6 million. For fiscal 2006, the major components of SG&A were sales expenses of $3.0 million, marketing expenses of $0.7 million, and general and administrative expenses of $2.1 million. The major components of SG&A for fiscal 2005 were sales expenses of $4.9 million, marketing expenses of $1.4 million and general and administrative expenses of $2.4 million.In fiscal 2005, SG&A expenses included $1.1 million of expenses associated with a reduction in the North American and UK sales management teams and the conversion of the UK subsidiary to a sales office.

     Write-down of Other Investments. We continue to periodically review the recorded value of our investments. We record an investment impairment charge if and when we believe an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of an investment could result in losses or an inability to recover the carrying value of the investment, thereby possibly requiring impairment charges in the future.

     Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $527,000, $11,000 and $23,000 in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta and also the amortization of related debt issuance costs.

     Other Income (Expense). Other income (expense), net consists primarily of foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Other income (expense) was $136,000, $61,000 and $71,000 in fiscal 2007, 2006 and 2005, respectively.

     Provision for Income Taxes. For fiscal 2007, the Company recorded $82,000 in foreign tax expense and no expense for state or federal taxes. For fiscal 2006, the Company recorded no state, federal or foreign tax expense. For fiscal 2005, the Company recorded expenses of $9,000 for state income taxes. At April 30, 2007, the Company had approximately $40.7 million in federal net operating loss carryforwards that begin to expire in fiscal year 2008 through 2026, approximately $6.2 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2016, approximately $0.6 million in foreign net operating loss carryforwards that do not expire and approximately $3.5 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Liquidity and Capital Resources

     At April 30, 2007, the Company had cash and cash equivalents of $2.1 million, compared to $1.9 million at April 30, 2006. The Company had accounts receivable of $4.4 million as of April 30, 2007 and $3.3 million as of April 30, 2006.

     On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and have terms of 48 to 60 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

     We believe that existing cash, $2.1 million as of April 30, 2007, along with forecasted operating cash flows for fiscal year 2008 and the ComVest credit facility, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2008. The fiscal 2008 operating plan assumes normal operations for the Company, capital expenditures of approximately $50,000 and required interest and principal payments on debt.

     In fiscal 2008, we plan to aggressively market our Composer product and we also anticipate releasing new versions of Team Developer, SQLBase, NXJ and DataServer which will have enhanced functionality. The fiscal 2008 plan requires few additional strategic investments in sales, marketing or implementation services. We believe our fiscal 2008 plan will generate positive cash flow as a result of increased product sales for Composer, new license sales from the release of new versions of our Team Developer, SQLBase and NXJ products and a focused initiative to contain expenses and optimize economies of scale as a result of the Gupta acquisition. However, there is no assurance our plans will be successful.

     Operating Cash Flows. In fiscal 2007, we had cash flows from continuing operations of $0.5 million. This compares to fiscal 2006 and 2005 where cash flows from continuing operations were a negative $39,000 and a negative $2.2 million, respectively. Cash flows provided by operations for fiscal 2007 principally resulted from a $2.6 million increase in deferred revenue, a $0.4 million decrease in accounts receivable, a $0.2 million increase in prepaid expenses and other current assets, $0.3 million in amortization, $0.2 million in depreciation and $0.1 million in stock based expenses. Offsetting these amounts was a loss from continuing operations for fiscal year 2007 of $1.4 million, a decrease of $0.7 million in accrued compensation and related expenses, a $0.5 million decrease in accounts payable, a decrease of $0.3 million in other accrued liabilities, an increase of $0.2 million in other long term assets and fulfillment of support obligations of $0.2 million.

     In fiscal 2006, negative operating cash flow of $39,000 from continuing operations principally resulted from a $0.9 million increase in accounts receivable, a $0.3 million decrease in accounts payable, a $0.3 million decrease in other accrued liabilities and a $0.1 million decrease in deferred revenue. Offsetting these amounts was an increase of $0.1 million prepaid expense and other current assets, a $0.1 million increase in accrued compensation and related expenses, $0.1 million in stock based expenses, $0.2 million in depreciation and income from continuing operations of $1.2 million.

     In fiscal 2005, we had negative cash flows from continuing operations totaling $2.2 million. The negative operating cash flow principally resulted from $2.0 million in net loss, a $0.4 million decrease in other accrued liabilities, a $0.4 million decrease in deferred revenue, a $0.1 million decrease in accrued compensation, and a $0.1 million increase in prepaid expenses and other current assets. Offsetting these amounts was a $0.4 million decrease in accounts receivable, a $0.1 million increase in accounts payable and $0.2 million in depreciation.

     Investing Cash Flows .Cash used in investing activities for continuing operations was a negative $6.2 million for fiscal 2007. The use of cash consisted of $6.2 million expended for the acquisition of Gupta and $0.1 million for the purchase of property and equipment. Cash used in investing activities for continuing operations was $41,000 in fiscal 2006 and $0.2 million in fiscal 2005. The use of cash in investing activities for continuing operations for both fiscal 2006 and fiscal 2005 was entirely related to the purchase of property and equipment.

     Financing Cash Flows. Net cash provided by financing activities for continuing operations in fiscal 2007 was $7.0 million. Sources of cash from financing activities included $7.7 million from borrowings and $0.2 million from the proceeds of the issuance of common stock. In fiscal 2007 $1.0 million in cash was used to make principal payments on debt obligations. In fiscal 2006 cash provided by financing activities was $42,000 and was the result of cash payments of $1.6 million for principal payments on debt offset by proceeds from borrowings of $1.4 million and proceeds of $0.1 million from the issuance of common stock. The cash provided in fiscal 2005 of $0.1 million was the result of $0.1 million from the proceeds of the issuance of common stock from stock options exercises and purchases under the employee stock purchase plan. In fiscal 2005, principal payments on debt of $1.7 million were offset by borrowings under debt obligations of $1.7 million also.

     A summary of certain contractual obligations as April 30, 2007 is as follows (in thousands):

	Payments Due by Period
		1 year or			After 5
Contractual Obligations	Total	less	2-3 years	4-5 years	years
Long term debt, net	$5,350	$1,352	$1,489	$1,489	$1,020
Revolver note	1,500	—	—	1,500	—
Other long-term liabilities	108	—	—	—	108
Capital leases	25	9	7	8	1
Operating leases	1,549	1,180	368	1	—
Total Contractual Cash Obligations	$8,532	$2,541	$1,864	$2,998	$1,129

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123(R) was adopted by the Company effective May 1, 2006.

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

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FAS Statements No. 133 and 150. SFAS No. 155: (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk, and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS No. 155 is required to be adopted in fiscal years beginning after September 15, 2006. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, and is applicable for Unify in the first quarter of fiscal 2008. The adoption of FIN No. 48 will not have a material impact on our financial position, results of operations or cash flows.

     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006 and was adopted by the Company in fiscal 2007. The adoption of SAB 108 by the Company did not have a material impact on our financial position, results of operations or cash flows.

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

     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not believe SFAS 158 will have a material impact on our financial position, cash flows or results of operations.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, of SFAS 159 on our consolidated financial statements.

     In June 2006, the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $2.1 million at April 30, 2007. Unify had no short-term investments at April 30, 2007.

     In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver.

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

     Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s subsidiaries in France, Germany and the UK. At April 30, 2007, the Company had $2.1 million in such payables denominated in euros and a total $2.1 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 15 (a) for an index to the financial statements and supplementary financial information, which are filed, as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this annual report, except for the potential impact from reporting the Gupta acquisition, as more fully disclosed in Note 2 to the audited consolidated financials statements contained in this report. We are currently in the process of assessing and integrating Gupta disclosure controls and procedures into our financial reporting systems and expect to complete our integration activities over a period of 9 to 12 months from the acquisition date (November 20, 2006). Prior to being acquired by Unify, Gupta was a subsidiary of a public company, Halo Technology Holdings, Inc. In conjunction with Halo’s Form 10-KSB filing for the year ended June 30, 2006, Halo’s management reported no concerns relative to disclosure controls or procedures for Gupta or any of Gupta’s subsidiaries.

     (b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year April 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the potential impact from reporting the Gupta acquisition, as more fully disclosed in Note 2 to the audited consolidated financials statements contained in this report. We are currently in the process of assessing and integrating Gupta financial reporting into our financial reporting systems and expect to complete our integration activities over a period of 9 to 12 months from the acquisition date (November 20, 2006). Prior to being acquired by Unify, Gupta was a subsidiary of a public company, Halo Technology Holdings, Inc. In conjunction with Halo’s Form 10-KSB filing for the year ended June 30, 2006, Halo’s management reported no concerns relative to internal controls for Gupta or any of Gupta’s subsidiaries.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of the date May 31, 2007.

Executive Officers

			Executive
			Officer
Name	Current Position with Company	Age	Since
Todd E. Wille	President and Chief Executive Officer	44	2000
Steven D. Bonham	Vice President and Chief Financial Officer	50	2005
Kevin Kane	Vice President and General Manager, Composer Solutions	39	2007
Mark Bygraves	Vice President, Sales – Europe, Middle East and Africa	50	2007
Frank Verardi	Vice President, Sales - Americas and Asia Pacific	58	2001
Duane George	Vice President, Development and Technical Services	49	2007
David Drager	Vice President, Product Management	46	2007

     Unify has a board of directors consisting of five (5) members. Set forth below is information with respect to their ages as of May 31, 2007, as well as their positions and offices held with the Company. Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

			Director
Name	Current Position with Company	Age	Since
Steven D. Whiteman	Chairman of Board	56	1997
Richard M. Brooks	Director and Audit Committee Chair	53	2005
Robert J. Majteles	Director	42	2004
Tery R. Larrew	Director	53	2002
Todd E. Wille	President and Chief Executive Officer	44	2000

Executive Officers

     Todd E. Wille has served as president and chief executive officer since November 2000. He rejoined the Company in October 2000 as the chief operating officer and acting chief financial officer. Mr. Wille originally joined Unify in August 1995 as the corporate controller. In September 1997, Mr. Wille was promoted to vice president, finance and chief financial officer. In March 1998, Mr. Wille left the Company and joined FRx Software Corporation as the vice president of finance and chief financial officer. Subsequently, Mr. Wille was promoted to senior vice president of operations. Mr. Wille received a B.A. degree in business administration with concentrations in accounting and finance and management information systems from Wartburg College.

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

     Kevin Kane joined Unify in January 2007 and is responsible for driving market adoption for the Company's service-oriented architecture (SOA) modernization product portfolio. He brings demonstrated sales success in growing top-line revenue for several enterprise software companies. Most recently he served as the global sales director for Sacramento, California based Meridian Systems, selling SOA applications to the construction industry. Additionally, Mr. Kane has lead sales organizations at industry leading software companies, which were then acquired, including VIEO, now Cesura; Dazel Corp., acquired by Hewlett Packard; Tivoli Systems, acquired by IBM; Beyond Software, acquired by NEON Systems; and Sterling Software, acquired by Computer Associates. Mr. Kane received his bachelor’s degree in business management from Saint Mary’s College of California.

     Mark Bygraves joined the Company in November 2006 as part of the acquisition of Gupta Technologies and was appointed as an officer on May 1, 2007. Mr. Bygraves is responsible for driving the Unify channel sales programs together with day to day operational responsibilities for Northern Europe, Middle East and Africa (EMEA). Mr. Bygraves has worked in the IT industry for 20 years, holding a number of senior positions, most recently as Director of Channels at Hitachi Data Systems, where he established a partner program in the United Kingdom and Europe for their range of Storage RAID Arrays. Mr. Bygraves was also Sales Director of Transformation Software, running their Storage Division and was responsible for creating channel markets for companies such as Legato, Veritas and StorageTek. He was also instrumental in transitioning Network Associates direct business to a channel model on a worldwide basis.

     Frank Verardi has served in an executive officer position since 2000. Mr. Verardi is currently responsible for driving the Unify channel sales programs together with day to day operational responsibilities for the Americas and Asia Pacific regions. Mr. Verardi served as vice president and general manager of Unify Business Solutions from May 2005 to April 2007, where he oversaw the sales and marketing for the Company’s technology products. From June 2003 to April 2005, he served as vice president of technical services, and from May 2001 to May 2003, he served as vice president of worldwide sales and marketing. Prior to these positions, Mr. Verardi served in various management positions, including vice president of worldwide professional services, vice president of worldwide product delivery and customer support, and director of client services. Mr. Verardi joined the Company in August 1988. Before joining Unify, Mr. Verardi held various positions with Computer Sciences Corporation, including director of commercial professional services. Mr. Verardi received a B.S. degree in computer science from California State University, Chico.

     Duane George has served as vice president of development and technology since July 2006 and was appointed as an officer on May 1, 2007. Mr. George is responsible for Unify’s Technical Services Group which includes product development, customer support, consulting, training, documentation, quality control and assurance. Mr. George joined Unify in 1995 and has been a core member of the support, consulting and product development teams. Mr. George has been in the information technology and engineering industries for over 25 years. He began his career as an engineer with the Department of Defense managing the acquisition and implementation of Computer Aided Design and Manufacturing (CAD/CAM) systems. He eventually moved into software development, customer support and project management with an emphasis on customer satisfaction. He earned his B.S. in engineering from Brigham Young University in Provo, Utah.

     David Drager joined the company in May 2007 as vice president of product management. Before joining Unify, Mr. Drager was the president of Active Data Corporation from its founding in 1990 till it acquisition by Unify in May 2007. At Active Data, Mr. Drager was an architect of several products including Sabertooth®, SalCompliance™ and QuickWork™. At Active Data, Mr. Drager also ran migration & software development projects for ADP, Toyota, Con Edison, Constellation Energy, Northrop Grumman, Sunoco, PG & E & the State of Maryland. Prior to Active Data Corporation, Mr. Drager worked at Arity Corporation where he developed Arity / Expert an expert system shell and worked on the Arity Prolog team. Mr. Drager earned an M.S.E. in Computer and Information Science from the Moore School of Electrical Engineering at the University of Pennsylvania.

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

     Richard M. Brooks was appointed director in August 2005. Since September 2006, Mr. Brooks has been a partner with Tatum LLC, a national Executive consulting services Company. Mr. Brooks previously served as chief executive officer for VantageMed from April 2002 to December 2004. In addition, Mr. Brooks served as a director of VantageMed Corporation from March 2001 to January 2005 and was appointed chairman of that board in May of 2002. Prior to being appointed CEO at VantageMed, Mr. Brooks served as a managing member of Brooks and Donde LLC, a financial and information technology company. From June 1998 to June 2001, Mr. Brooks served on the board of directors of NetStream, Inc., a communications and IT managed services company which he co-founded. He was also treasurer from May 2000 to June 2001, and served as the chief financial officer from June 1998 to May 2000, for NetStream, Inc. Mr. Brooks received a B.S. in business administration from Oregon State University.

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

Audit Committee

     We have established an audit committee, the primary responsibilities of which are to oversee the accounting and financial reporting processes of our company as well as our affiliated and subsidiary companies, and to oversee the internal and external audit processes. The audit committee also assists the board of directors in fulfilling its oversight responsibilities by reviewing the financial information which is provided to stockholders and others, and the system of internal controls which management and the board of directors have established. The audit committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the audit committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors.

     The audit committee is comprised of three members, each of whom was elected by the board of directors. Richard Brooks, Tery Larrew, and Steven Whiteman currently serve as our audit committee members. Our board of directors has determined that each of the members of our audit committee is “independent,” as defined under and required by the federal securities laws and the rules of the Nasdaq. Our board of directors has determined that Mr. Brooks qualifies as an “audit committee financial expert” under the federal securities laws and that each member of the audit committee has the “financial sophistication” required under the rules of the Nasdaq . Mr. Brooks is the chairman of the audit committee.

Compensation Committee

     We have established a compensation committee, the primary responsibilities of which are to periodically review and approve the compensation and other benefits for our employees, officers and independent directors, including reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers in light of those goals and objectives, and setting compensation for these officers based on those evaluations. Our compensation committee also administers and has discretionary authority over the issuance of stock awards under our stock compensation plans.

     The compensation committee has in the past, and may in the future, delegate authority to review and approve the compensation of our employees to certain of our executive officers, including with respect to stock option grants made to under our Stock Option Plan. Even where the compensation committee has not delegated authority, our executive officers typically make recommendations to the compensation committee regarding compensation to be paid to our employees and the size of stock option and stock grants.

     The compensation committee is comprised of three members, Messrs. Larrew, Majteles and Whiteman. Mr. Larrew is the chairman of the compensation committee. The board has determined that Mr. Larrew meets the independence requirements of the Nasdaq Marketplace Rules.

Code of Conduct and Ethics

     Our board of directors has adopted a code of conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of our company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it. The board has adopted a Code of Business Conduct that applies to all our employees, officers and directors. Links to this material is available on Unify’s website at www.unify.com.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

     We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, a long-term equity incentive compensation plan and broad-based benefits programs. We place significant emphasis on pay for performance-based incentive compensation programs, which make payments when certain company or revenue goals are achieved. This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer, and the other three most highly-compensated executive officers, which are collectively referred to as the named executive officers.

The Objectives of Our Executive Compensation Program

     Our compensation committee is responsible for establishing and administering our policies governing the compensation for our executive officers. Our executive officers are elected by our board of directors. Our compensation committee is composed entirely of non-employee independent directors. The primary goals of the compensation committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and equity incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the compensation committee intends to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial and operational performance, as measured by metrics such as revenue, revenue growth and profitability. The compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the software industry while taking into account our relative performance and our own strategic goals. During fiscal 2007, we retained a compensation consultant to review our policies and procedures with respect to executive and board compensation. The compensation committee used the results of the consultant’s analysis to evaluate the appropriateness of compensation levels for our executives compared to other companies of similar size.

     Our compensation committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our chief executive officer, or CEO. For all other named executive officers, the committee meets outside the presence of all executive officers except our CEO, Mr. Wille, who reviews each other named executive officer’s performance with the committee and makes recommendations to the compensation committee with respect to the appropriate base salary, cash bonus incentives and equity incentives. The compensation committee considers the annual performance of the executive officer, the importance of the executive position to the Company, the past salary history of the executive officer and the contributions to be made by the executive officer to us. The compensation committee also reviews the analyses and recommendations of the executive compensation consultant retained by the committee. After considering the relevant information, the compensation committee establishes the annual compensation package for our executive officers.

     We use the following principles to guide our decisions regarding executive compensation:

Allocation between long-term and currently paid out compensation.
      The compensation we currently pay consists of base pay and annual cash incentive compensation. The long-term compensation consists entirely of stock awards or stock options pursuant to our 2001 Stock Option Plan. The allocation between long-term and currently paid out compensation is based on an analysis of how the enterprise software industry and companies of similar size in the general technology market use long-term and currently paid compensation to pay their executive officers.

Allocation between cash and non-cash compensation.
     It is our intent to allocate all currently paid compensation and annual incentive pay in the form of cash and all long-term compensation in the form of stock awards and/or stock options to purchase our common stock. We consider competitive market analyses when determining the allocation between cash and non-cash compensation.

Provide compensation opportunities targeted at market median levels.
     To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we strive to provide a total compensation package that is competitive with total compensation provided by our industry peer group. We benchmark our salary and target incentive levels and practices as well as our performance results in relation to other comparable general technology and enterprise software companies of similar size in terms of revenue and market capitalization. In fiscal 2007, we engaged a compensation consultant to provide us with a comprehensive evaluation of our executive compensation program. The consultant used multiple data sources, including confidential market compensation surveys and public survey data to enable them to compare our company to others with similar attributes.

     We target base salaries and target total compensation to result in annual salaries equal to the market median (50th percentile) pay level. We believe our executive compensation packages are reasonable when considering our business strategy, our compensation philosophy and the competitive market pay data.

Require performance goals to be substantially achieved in order for the majority of the target pay levels to be earned.
     Our executive compensation program emphasizes pay for performance. Performance is measured based on the achievement of company and divisional performance goals established by our board of directors relative to our board of director approved annual business plan. The goals for our company and divisional measures are established so that target attainment is not assured. The attainment of these company and divisional goals will require significant effort on the part of our executives.

Offer the same comprehensive benefits package to all full-time employees.
     We provide a competitive benefits package to all full-time employees which includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan. We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the named executive officers, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the named executive officers.

Provide fair and equitable compensation.
     We provide a total compensation program that we believe will be perceived by both our executive officers and our stockholders as fair and equitable. In addition to conducting analyses of market pay levels and considering individual circumstances related to each executive officer, we also consider the pay of each executive officer relative to each other executive officer and relative to other members of the management team. We have designed the total compensation programs to be consistent for our executive management team.

Our Executive Compensation Program Elements

     Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. For each fiscal year, the compensation committee will select, in its discretion, the executive officers of the Company or its subsidiaries who are to participate in the Company’s incentive plans. The compensation committee will establish the terms and conditions applicable to any award granted under the plan and a participant will be eligible to receive an award under the plan in accordance with such terms and conditions. Awards will be paid in whole or in part in cash, common stock or other property and will generally be paid in the first quarter following completion of a given fiscal year. The actual amount of any discretionary bonus payment will be determined following a review of each executive’s individual performance and contribution to our strategic goals. The plan does not fix a maximum payout for any officer’s annual discretionary incentive payment. With the exception of the Company’s chief executive officer, no other executive officers have an employment agreement. The basic elements of our executive compensation programs are summarized below:

     Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2007, this review occurred in the fourth quarter.

     Management Incentive Plan. The Company, through the compensation committee, maintains an annual Management Incentive Plan (“MIP”) such that executives of the Company can receive an incentive payment based the achievement of pre-defined objectives. The incentive plan awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to the Company’s financial results. The Company’s financial performance did not meet the MIP pre-defined objective for fiscal 2007. Therefore, no MIP cash incentive bonuses were paid for fiscal 2007.

     Long-Term Equity Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation guidelines have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards is a significant component in enabling the company to achieve its compensation goals. We do maintain stock award guidelines and all stock awards are made at the direction of the compensation committee. We believe that the aggregate equity ownership levels for our executive officers should be set near competitive median levels for comparable companies. For fiscal 2007, this review occurred in the fourth quarter.

     Options and Stock Awards. Our 2001 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee is the administrator of the stock option plan. Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the compensation committee considers the recommendations of members of management, such as Mr. Wille, our Chief Executive Officer. In 2007, certain named executive officers were awarded stock options and stock awards in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants included stock awards and options grants made in November 2006, in recognition of their contributions to our company relating to the negotiation and subsequent closing of our acquisition of Gupta and securing the related debt financing.

      Other Compensation. In accordance with our compensation philosophy, the compensation committee may, in its discretion, revise, amend or authorize any changes to the executive officer’s compensation or benefits as deemed necessary. In fiscal 2007, the compensation committee awarded a discretionary bonus to the company’s chief executive officer, Todd Wille, in the amount of $25,000 and to its chief financial officer, Steven Bonham, in the amount of $15,000 primarily for their efforts related to the acquisition of Gupta and the completion of the related debt financing.

Tax Deductibility of Executive Compensation

     Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

Compensation Committee Report

     The Compensation Committee is comprised entirely of independent directors. The Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report.
Submitted by the Compensation Committee: Tery R. Larrew, Robert J. Majteles, Steven D. Whiteman.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation earned during the fiscal years ended April 30, 2007, 2006 and 2005 by President and Chief Executive Officer, our Chief Financial Officer, one other most highly-compensated officer and two former executive officers who would have been included among the highly compensated if they were still employed by the Company for services rendered in all capacities to the Company for the last three (3) fiscal years:

				Stock		Option		Sales Commission	All Other
Name and Principal		Salary	Bonus	Awards		Awards		Compensation	Compensation		Total
Position	Year	$ (1)	$ (2)	$ (3)		$ (4)		$ (5)	$		$
Todd E. Wille (6)	2007	$220,000	—	34,540	(7)	—		—	25,000	(8)	279,540
President and Chief Executive	2006	220,000	—	—		—		—	—		220,000
Officer	2005	220,000	—	—		—		—	—		220,000

Steven D. Bonham (9)	2007	175,000	—	8,800	(10)	—		—	15,000	(11)	198,800
Chief Financial Officer	2006	142,900	—	—		69,240	(12)	—	—		212,140
	2005	—	—	—		—		—	—		—

Frank Verardi (13)	2007	125,000	—	—		—		64,663	—		189,663
Vice President, Americas and	2006	143,750	—	—		—		31,768	—		175,518
Asia Pacific	2005	150,000	—	—		8,884	(14)	8,610	—		167,494

Former Officers:

David M. Glende (15)	2007	75,001	—	—		—		—	—		75,001
Former Vice President of	2006	157,150	—	—		—		—	—		157,150
Products, IRM	2005	158,000	—	—		8,884	(16)	—	—		166,884

Daniel S. Romine (17)	2007	75,000	—	—		—		—	—		75,000
Former Vice President and	2006	140,000	—	—		—		—	323,700	(18)	463,700
General Manager, IRM	2005	30,000	—	—		55,525	(19)	—	—		85,525
____________________

(1)	Includes amounts, if any, deferred at the named executive officer’s option under Unify Corporation’s 401(k) plan.

(2)	Includes amounts, if any, paid under the Company’s Management Incentive Plan (“MIP”).

(3)	The value of stock awards granted to our executive officers equals the number of shares granted multiplied by the share price on the date of the grant.

(4)	The value of option awards granted to our executive officer has been estimated pursuant to SFAS No. 123(R) for fiscal years 2005, 2006 and 2007. In fiscal 2007, the Company adopted SFAS No. 123(R) and began to record stock option expenses. Our executive officers will not realize the estimated value of these awards in cash until these awards are vested and exercised.

(5)	Represents commissions earned and paid pursuant to the Company’s sales commission plans.

(6)	Mr. Wille was appointed president and chief executive officer in November 2000.

(7)	Relates to a stock grant of 31,400 shares of common stock to Mr. Wille on November 16, 2006.

(8)	Represents a discretionary bonus awarded by the Compensation Committee.

(9)	Mr. Bonham joined the Company in June 2005 as chief financial officer.

(10)	Relates to a stock grant of 8,000 shares of common stock to Mr. Bonham on November 16, 2006.

(11)	Represents a discretionary bonus awarded by the Compensation Committee.

(12)	Represents the aggregate fair market value of options to purchase 40,000 shares of common stock granted to Mr. Bonham upon hiring on June 27, 2005 with an exercise price of $1.85 per share.

(13)	Mr. Verardi was appointed to the position of Vice President, Sales for the Americas and Asia Pacific in May 2007. Prior to that, he held the position of vice president and general manager of the Unify Business Solutions division.

(14)	Represents the aggregate fair market value of options to purchase 4,000 shares of common stock granted to Mr. Verardi on February 2, 2005 with an exercise price of $2.30 per share.

(15)	Mr. Glende was appointed vice president of products for the Insurance Risk Management (“IRM”) division and chief technology officer in March 2005. The Company sold the IRM division to Halo on November 20, 2006 and at that time Mr. Glende became an employee of Halo.

(16)	Represents the aggregate fair market value of options to purchase 4,000 shares of common stock granted to Mr. Glende on February 2, 2005 with an exercise price of $2.30 per share.

(17)	Mr. Romine joined the Company in February 2005 as vice president and general manager of the Insurance Risk Management (“IRM”) division. The Company sold the IRM division to Halo on November 20, 2006 and at that time Mr. Romine became an employee of Halo.

(18)	Represents earn-out payments made in accordance with the agreement related to Unify’s purchase of Acuitrek, Inc. from Mr. Romine in February 2005. The compensation is comprised of common stock of $140,000, tax gross up payment of $40,400, performance bonus of $8,300 and cash payments of $135,000.

(19)	Represents the aggregate fair market value of options to purchase 25,000 shares of common stock granted to Mr. Romine on February 2, 2005 with an exercise price of $2.30 per share.

Grants of Plan-Based Awards

     The compensation committee approved option awards under our 2001 Stock Option Plan to certain of our named executives in fiscal 2005, 2006 and 2007 and awarded stock to Mr. Wille and Mr. Bonham in 2007. Set forth below is information regarding awards granted during fiscal 2005, 2006 and 2007.

			All Other
		All Other Stock	Option Awards:
		Awards:	Number of	Exercise or Base	Grant Date Fair
		Number of	Securities	Price of Options	Value of Stock
		Shares of	Underlying	Awards	and Option
Name	Grant Date	Stock (#)	Options (#)	($/share) (1)	Awards ($)
Todd E. Wille	11/16/2006	31,400	—	$1.10	$34,540

Steven D. Bonham	6/27/2005	—	40,000	1.85	69,240
	11/16/2006	8,000	—	1.10	8,800

Kevin Kane	1/8/2007	—	40,000	1.44	41,260

Mark Bygraves	11/20/2006	—	15,000	1.20	12,938

Frank Verardi	2/2/2005	—	4,000	2.30	8,884

Duane George	5/3/2004	—	3,000	4.70	14,100
	12/10/2004	—	1,400	2.05	2,771
	11/16/2006	—	15,000	1.10	11,865
____________________

(1)	All options were granted with an exercise price equal to the fair market value per share of the common stock on the date of grant, as determined by the fair market value of the Company’s common stock on that day.

Stock Option Plans

     Our 2001 Stock Option Plan (the “2001 Option Plan”) is administered by our compensation committee. The objectives of the plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

     Prior to the 2001 Option Plan, the Company had a 1991 Stock Options Plan (the “1991 Option Plan”) which expired as of March 2001. Under the 1991 Option Plan, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

Options Available for Issuance
     Under the 2001 Stock Option Plan, the Company may grant options to purchase up to 595,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. As of April 30, 2007, there were 163,111 options available under the 2001 Option Plan.

Term of Options
     The term of each option is ten years from the date of the grant of the option, unless a shorter period is established for incentive stock options or the administrator of the 2001 Stock Option Plan establishes a shorter period.

Vesting Schedule
     Options granted under our 2001 Stock Option Plan, unless waived or modified in a particular option agreement or by action of the compensation committee, vest over a four year period. The options generally have no vesting until the end of one year at which time they become 25% vested. Following the first year, the options generally vest monthly on a ratable basis over the next three years. At the end of four years the options are fully vested.

Administration
     The compensation committee has full discretionary authority to determine all matters relating to options granted under the plan. The compensation committee has the authority to determine the persons eligible to receive options, the number of shares subject to each option, the exercise price of each option, any vesting schedule, any acceleration of the vesting schedule and any extension of the exercise period.

Amendment and Termination
     Our board of directors has authority to suspend, amend or terminate the plan, except as would adversely affect participants’ rights to outstanding awards without their consent. As the plan administrator, our compensation committee has the authority to interpret the plan and options granted under the plan and to make all other determinations necessary or advisable for plan administration.

Other Stock Options

     In fiscal 2003, the Board authorized the issuance of non-registered non-plan stock options (“Non-Plan Options”) for individual senior level executive recruitment. These Non-Plan Options are granted pursuant to written agreements that are not subject to the terms of the 2001 Option Plan, but have similar terms and conditions. The options and shares issuable under the Non-Plan Options are restricted securities under the Securities Act and may not be issued or sold except under an effective registration statement or an applicable exemption there from. The Non-Plan Option agreements contain substantially similar terms as options issued under our 2001 Option Plan, including vesting schedule and option term. During fiscal 2007, the Board granted options to purchase 40,000 shares of common stock using Non-Plan Option agreements.

Other Benefits

Retirement Savings Opportunity
     The Company maintains a 401(k) employee retirement savings plan. Eligible employees may contribute up to 100% of their pre-tax salary, but not more than statutory limits. We match a portion of employee contributions, currently 50% of the first 6% of compensation deferred. We do not provide an option for our employees to invest in our common stock in the 401(k) plan.

Health and Welfare Benefits
     All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Employment Agreements and Termination and Change of Control Agreements

     We have an employment agreement with Mr. Wille, our president and chief executive officer which became effective October 1, 2000. Under the agreement, he receives an annual salary, subject to Board adjustment, of $220,000, and is eligible to receive bonuses upon Unify achieving certain benchmarks in its business plan. Following a merger of the Company or sale of substantially all of its assets, the unvested portion of all options held by Mr. Wille as of the date of the transaction will automatically vest. Should Mr. Wille be terminated without cause or resign for good reason, all options held by Mr. Wille will have the benefit of twelve (12) additional months of vesting and he will receive an amount equal to twelve (12) months’ salary and the continuation of health benefits for 12 months following termination.

Change in Control

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

Outstanding Equity Awards at April 30, 2007

      The following table summarizes the outstanding equity award holdings by our named executive officers.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise
	Exercisable	Unexercisable	Price	Option Expiration
Name	(#)	(#)	($)	Date
Todd E. Wille	30,000	—	$1.25	9/26/2011
	30,000	—	1.30	11/16/2011
	30,000	—	2.75	5/9/2012

Steven D. Bonham	18,333	21,667	1.85	6/27/2015

Kevin Kane	2,500	37,500	1.44	1/8/2017

Mark Bygraves	—	15,000	1.20	11/20/2016

Frank Verardi	2,000	—	25.78	8/3/2009
	8,000	—	1.25	9/26/2011
	10,000	—	1.30	11/16/2011
	15,000	—	2.75	5/9/2012
	2,167	1,833	2.30	2/2/2015

Duane George	1,200	—	29.38	8/25/2009
	5,000	—	1.30	11/16/2011
	2,000	—	2.75	5/9/2012
	1,708	292	3.35	11/3/2013
	2,187	813	4.70	5/3/2014
	817	583	2.05	12/10/2014
	—	15,000	1.10	11/16/2016

Option Exercises and Stock Vested

      There have been no exercises of stock options by our named executive officers during the last fiscal year. On November 16, 2006, Mr. Wille was awarded 31,400 shares of common stock that was fully vested upon award. Also on November 16, 2006, Mr. Bonham was awarded 8,000 shares of common stock that was fully vested upon award.

Compensation of Directors

      In May 2002, the Company’s Board of Directors adopted the following compensation program for its non-employee (independent) members. This program has several components described in the table below. The compensation for each individual Director is assessed by the other members of the Board and is generally based upon the degree and quality of his/her participation in Board activities. Even though the director compensation program provides for the issuance of an annual stock retainer and annual stock option, no such awards were made to any non-employee directors for the year ended April 30, 2007.

Summary of Compensation Program for Non-Employee Directors
	Based Upon	Annual Maximum	How Paid	When Paid
Annual Cash Retainer (1)	Active Board participation	$10,000 in cash	$2,500 per quarter	Within one week of end of fiscal quarter

Annual Stock Retainer (2)	Board determination of award to be made pursuant to the 2002 Director Restricted Stock Plan	Up to $10,000 in restricted stock using closing price at beginning of fiscal year	In shares of Unify common stock that may not be sold for one (1) year from grant date	In May

Annual Stock Option Grant (3)	Board determination of award to be made pursuant to the 2001 Stock Option Plan	Up to 4,000 shares of common stock	An option to purchase Unify common stock at FMV at time of grant with a three year vesting period	In June

Meeting Fees (4)	Active Board participation	None, but normally not expected to exceed $6,000	$1,000 per on-site meeting attended and $500 per conference call	As required

Consulting (5)	Request by Unify’s CEO	None	Cash or in restricted stock	As performed
____________________

(1)	Unify will pay non-employee directors an annual cash retainer fee of $10,000 which will be paid in four quarterly payments of $2,500 each. Payments are to be made no later than five business days after the end of each fiscal quarter (August 5th, November 5th, February 5th and May 5th).

(2)	Directors are eligible for an annual stock retainer up to the equivalent of $10,000 worth of restricted stock under the 2002 Director Restricted Stock Plan (a copy of which is available upon request to the Company). Such restricted stock may not be sold for a period of twelve (12) months from the date of issuance and is for services to be rendered during the upcoming fiscal year

(3)	Directors are eligible for an annual stock option grant of up to 4,000 shares of Unify common stock under the Company’s then current stock option program. Eligibility will be determined by the Board and will be based on several factors from the prior fiscal year, including the financial performance of the Company, the Director’s personal contribution to the Company and any other relevant factors or events. The stock option grant, if any, will be made in June of each year and the exercise price shall be equivalent to the fair market value of the stock at the time of the option grant. Any such option grant will vest monthly over a period of thirty-six (36) months.

(4)	Non-employee directors are eligible to receive fees for attending Board and related committee (such as the audit committee, nominating and corporate Governance committee and compensation committee) meetings. Directors receive $1,000 for each on-site meeting attended and $500 for each conference call meeting. Unify will typically hold a Board meeting and any committee meetings on the same day, which will be considered as one meeting for the purpose of calculating meeting fees.

(5)	Directors may be requested to provide certain consulting services to Unify. Should this take place, Unify shall pay a Director one thousand dollars ($1,000) per day, with a half-day minimum. Unify shall reimburse a Director for all travel expenses incurred in accordance with its Travel and Entertainment Policy.

     The following table details the Company’s committee structure and committee membership information.

	Audit	Compensation	Disclosure	Nominating
Name of Director (1)	Committee	Committee	Committee (1)	Committee
Todd E. Wille			Member
Richard M. Brooks	Chairperson		Member	Member
Tery R. Larrew	Member	Chairperson	Member
Robert J. Majteles		Member	Member
Steven D. Whiteman	Member	Member	Member	Chairperson
____________________

(1)	With the exception of Mr. Wille, the company’s CEO, all other board members are non-employees.

(2)	The Disclosure Committee is chaired by the Company’s Chief Financial Officer, Steven D. Bonham.

     The following table sets forth certain information with respect to our non-employee director compensation during the fiscal year ended April 30, 2007.

Director Compensation Table

	Fees Earned or
	Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Name	($)	($)	($)	($)
Richard M. Brooks	$26,000	—	—	$26,000
Tery R. Larrew	15,000	—	—	15,000
Robert J. Majteles	14,000	—	—	14,000
Steven D. Whiteman	24,000	—	—	24,000
____________________

(1)	Even though the director compensation program provides for the issuance of and annual stock retainer and annual stock option, no such awards were made to any non-employee directors for the year ended April 30, 2007.

Director Restricted Stock Plan

     In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000 shares. In May of each year, each independent director is eligible for a fully vested restricted stock award for the number of shares which is equal to $10,000 divided by the fair market value of a share of stock on the award date. There were no shares awarded in the fiscal 2007 under this Director Plan and there is a balance of 3,862 shares reserved for future awards at April 30, 2007.

Indemnification of Officer and Directors

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

     Based solely upon our review of such reports furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than ten percent (10%) stockholders for the fiscal year ended April 30, 2007, were met.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of June 30, 2007 with respect to the beneficial ownership of our common stock by: (i) each member of our board of directors; (ii) each of our named executives; (iii) all of our directors and executive officers as a group; and (iv) each stockholder who is known to us to own beneficially more than 5% of our outstanding common stock. The following beneficial ownership table assumes full conversion of the convertible term notes resulting from the debt financing in conjunction with the acquisition of Gupta. The number of shares in the following table includes the effect of the five for one reverse stock split that occurred on June 24, 2007.

	Shares Owned (1)
		Percentage
	Number of	of
Name of Beneficial Owner	Shares	Class
Directors
Steven D. Whiteman (2)	44,453	*
Tery R. Larrew (3)	44,998	*
Robert J. Majteles (4)	6,511	*
Richard M. Brooks (5)	7,533	*
Executive Officers
Todd E. Wille (6)	189,854	3.10%
Steven D. Bonham (7)	29,666	*
Kevin Kane (8)	5,833	*
Mark Bygraves (9)	-	*
Frank Verardi (10)	68,889	1.13%
Duane George (11)	16,279	*
David Drager (12)	1,875	*
All directors and executive officers as a group (9 persons) (13)	415,890	6.66%
5% Stockholders
AWM Investment Company, Inc. (14)	2,593,337	35.52%
c/o Special Situations Funds
153 East 53rd Street, 55th Floor
New York, NY 10022-4611
Diker Management LLC (15)	692,703	11.47%
745 Fifth Avenue, Suite 1409
New York, NY 10151
ComVest Capital, LLC (16)	1,164,000	16.16%
One North Clematis, Suite 300
West Palm Beach, FL 33401

____________________

*	Less than 1%

(1)	Number of shares beneficially owned and the percentage of shares beneficially owned are based on 6,037,901 shares of the Company’s common stock outstanding as of June 30, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of June 30, 2007, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the individuals in the table may be contacted in care of Unify Corporation, 2101 Arena Blvd, Suite 100, Sacramento, California 95834.

(2)	Includes 19,805 shares subject to options held by Mr. Whiteman exercisable within 60 days of June 30, 2007.

(3)	Includes 12,500 shares subject to options held by Mr. Larrew exercisable within 60 days of June 30, 2007.

(4)	Includes 500 shares subject to options held by Mr. Majteles exercisable within 60 days of June 30, 2007.

(5)	Includes 3,833 shares subject to options held by Mr. Brooks exercisable within 60 days of June 30, 2007.

(6)	Includes 91,875 shares subject to options held by Mr. Wille exercisable within 60 days of June 30, 2007.

(7)	Includes 21,666 shares subject to options held by Mr. Bonham exercisable within 60 days of June 30, 2007.

(8)	Includes 5,833 shares subject to options held by Mr. Kane exercisable within 60 days of June 30, 2007.

(9)	Mr. Bygraves has not been granted any options which are exercisable within 60 days of June 30, 2007.

(10)	Includes 37,500 shares subject to options held by Mr. Verardi exercisable within 60 days of June 30, 2007.

(11)	Includes 13,845 shares subject to options held by Mr. George exercisable within 60 days of June 30, 2007.

(12)	Includes 1,875 shares subject to options held by Mr. Drager exercisable within 60 days of June 30, 2007.

(13)	Includes 415,890 shares subject to options and exercisable within 60 days of June 30, 2007.

(14)	AWM Investment Company, Inc. is a hedge fund management firm based in New York. The firm is owned by David Greenhouse and Austin Marxe. They manage the Special Situations Fund III, L.P., Special Situations Cayman Fund L.P., Special Situations Private Equity Fund, L.P., and Special Situations Tech. Fund, L.P.

(15)	Diker Management, LLC is a Registered Investment Advisor of certain managed accounts and investment funds.

(16)	ComVest Capital, LLC is a private equity firm based in West Palm Beach, Florida.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     Fees billed by our principal accountant, Grant Thornton LLP, for fiscal 2007 and fiscal 2006 audit services totaled approximately $265,000 and $239,000, respectively. This includes fees associated with the annual audit, review of the Company’s quarterly reports on Form 10-Q and the statutory audit required for our French subsidiary.

Audit-Related Fees

     Audit-related service fees billed by Grant Thornton for fiscal 2007 and fiscal 2006 were approximately $55,000 and $26,000, respectively. The fiscal 2007 fees primarily related to activities associated with the acquisition of Gupta Technologies, LLC and the fiscal 2006 fees were related to the review of S-4 filings for the proposed Halo merger.

Tax Fees

     Fees billed by our principal tax accountant, Macias Gini & O’Connell LLP, for tax services in fiscal 2007 and 2006 were $21,000 and $30,000, respectively. Tax fees consisted of amounts incurred for tax compliance, tax advice and tax planning.

Other Fees

     Our principal accountant, Grant Thornton LLP, had no other fees for fiscal year 2007 and fiscal year 2006.

Pre-Approval Policies and Procedures

     The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements

     All other schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     2. Exhibits—See Item 15(b) below.

(b) Exhibits

Exhibit No.		Description
2.1		Purchase and Exchange Agreement between Halo Technology Holdings, Inc and Unify, dated September 13, 2006 as amended by Amendment No. 1 dated November 20, 2006 (10) (11)

3.1		Restated Certificate of Incorporation of the Company (1)

3.2		Amendment to Restated Certificate of Incorporation of the Company

3.3		Bylaws of the Registrant (1)

4.1		Form of Stock Certificate (1)

4.2		Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006 (11)

4.3		Convertible Term Note – Tranche 1

4.4		Convertible Term Note – Tranche 2

4.5		Convertible Term Note – Tranche 3

4.6		Registration Rights Agreement dated November 20, 2006 (11)

4.7		Form of 2006 Warrants

4.8		Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005 as amended by Amendment No. 1 dated November 20, 2006 (7) (11)

4.9		Acuitrek Inc. Registration Rights Agreement dated February 2, 2005 (7)

4.10		Special Situations Stock Purchase Agreement dated April 23, 2004 (6)

4.11		Special Situations Registration Rights Agreement dated April 23, 2004 (6)

4.12		Form of 2004 Warrant

10	.1*	1991 Stock Option Plan, as amended (1)

10	.2*	2001 Stock Option Plan (4)

10	.3*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (3)

10.4		Form of Indemnification Agreement (1)

Exhibit No.	Description
10.5	Office Building Lease for Sacramento Facility, Dated December 17, 1999, as Amended (2)

10.6	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999 (6)

10.7	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003 (6)

10.8	Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004, June 5, 2005 (8) and May 24, 2006 (9) and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005 (8)

14	Code of Ethics for Senior Officers(6)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

(8)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 28, 2005.

(9)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 31, 2006.

(10)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on September 20, 2006.

(11)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on November 29, 2006.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION

By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer

Dated: July 20, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	July 20, 2007
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	July 20, 2007
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	July 20, 2007
Steven D. Whiteman

/s/ ROBERT J. MAJTELES	Director	July 20, 2007
Robert J. Majteles

/s/ TERY R. LARREW	Director	July 20, 2007
Tery R. Larrew

/s/ RICHARD M. BROOKS	Director	July 20, 2007
Richard M. Brooks

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Unify Corporation

     We have audited the accompanying consolidated balance sheets of Unify Corporation and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ GRANT THORNTON LLP
Reno, Nevada
July 17, 2007

UNIFY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,064	$1,881
Accounts receivable, net of allowances of $193 in 2007, and $48 in 2006	4,219	3,283
Accounts receivable-related party	8	76
Prepaid expenses and other current assets	520	499
Assets of discontinued operations held for sale	—	1,954
Total current assets	6,811	7,693

Property and equipment, net	229	244
Other investments	214	214
Goodwill	5,667	—
Intangibles, net	2,643	—
Other assets, net of allowances of $213 in 2007, and $246 in 2006	474	200
Total assets	$16,038	$8,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$620	$353
Current portion of long term debt	1,361	33
Accrued compensation and related expenses	804	773
Other accrued liabilities	1,792	713
Deferred revenue	5,577	2,880
Liabilities of discontinued operations	—	1,284
Total current liabilities	10,154	6,036

Long term debt, net	4,910	3
Other long term liabilities	121	77

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 6,029,201
and 5,904,721 shares outstanding in 2007 and 2006	30	29
Additional paid-in capital	64,949	63,937
Accumulated other comprehensive income	45	19
Accumulated deficit	(64,171)	(61,750)
Total stockholders’ equity	853	2,235
Total liabilities and stockholders’ equity	$16,038	$8,351

See accompanying notes

UNIFY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended April 30,
	2007	2006	2005
Revenues:
Software licenses	$4,432	$4,759	$5,118
Services	6,755	5,384	6,085
Total revenues	11,187	10,143	11,203

Cost of Revenues:
Software licenses	377	448	337
Services	1,024	1,106	1,430
Total cost of revenues	1,401	1,554	1,767
Gross profit	9,786	8,589	9,436

Operating Expenses:
Product development	2,360	1,643	2,813
Selling, general and administrative	8,314	5,801	8,673
Total operating expenses	10,674	7,444	11,486
Income (loss) from operations	(888)	1,145	(2,050)

Other Income (Expense):
Interest expense	(527)	(11)	(23)
Other, net	136	61	71
Other expense, net	(391)	50	48

Income (loss) from continuing operations before income
taxes	(1,279)	1,195	(2,002)
Provision for income taxes	82	—	9
Income (loss) from continuing operations	$(1,361)	$1,195	$(2,011)
Loss from discontinued operations	(1,061)	(1,823)	(353)
Net loss	$(2,422)	$(628)	$(2,364)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.23)	$0.21	$(0.36)
Discontinued operations	(0.18)	(0.32)	(0.07)
Net loss per share	$(0.41)	$(0.11)	$(0.43)

Dilutive earnings per share:
Continuing operations	$(0.23)	$0.20	$(0.36)
Discontinued operations	(0.18)	(0.31)	(0.07)
Net loss per share	$(0.41)	$(0.11)	$(0.43)

Shares used in computing net income (loss) per share:
Basic	5,927	5,803	5,555
Diluted	5,927	5,875	5,555

See accompanying notes

UNIFY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

				Accumulated
			Additional	Other		Total	Comprehensive
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	(Loss)
Balances at April 30, 2004	5,454,784	$27	$63,205	$18	$(58,758)	$4,492
Comprehensive loss
Net loss from continued operations	—	—	—	—	(2,011)	(2,011)	$(2,011)
Net loss from discontinued operations	—	—	—	—	(353)	(353)	(353)
Translation adjustments	—	—	—	55	—	55	55
Total comprehensive loss							$(2,309)
Issuance of common stock	104,166	1	249	—	—	250

Costs related to private placement	—	—	(93)	—	—	(93)

Issuance of common stock warrants	—	—	3	—	—	3

Net exercise of common stock warrants	13,603	—	—	—	—	—

Exercise of stock options	53,834	—	83	—	—	83

Issuance of common stock under employee
stock purchase plan	53,632	—	101	—	—	101
Stock-based compensation	8,511	—	40	—	—	40
Balances at April 30, 2005	5,688,530	28	63,588	73	(61,122)	2,567
Comprehensive loss
Net income from continued operations	—	—	—	—	1,195	1,195	$1,195
Net loss from discontinued operations	—	—	—	—	(1,823)	(1,823)	(1,823)
Translation adjustments	—	—	—	(54)	—	(54)	(54)
Total comprehensive loss							$(682)
Issuance of common stock	88,527	1	172	—	—	173
Exercise of stock options	62,523	—	58	—	—	58

Issuance of common stock under employee
stock purchase plan	42,060	—	62	—	—	62

Stock-based compensation	23,081	—	57	—	—	57
Balances at April 30, 2006	5,904,721	29	63,937	19	(61,750)	2,235
Comprehensive loss
Net loss from continued operations	—	—	—	—	(1,361)	(1,361)	$(1,361)
Net loss from discontinued operations	—	—	—	—	(1,061)	(1,061)	(1,061)
Translation adjustments	—	—	—	26	1	27	27
Total comprehensive loss							$(2,395)
Issuance of common stock	—	—	43	—	—	43
Exercise of stock options	85,080	1	152	—	—	153
Fair value of warrants issued	—	—	743	—	—	743
Stock-based compensation	39,400	—	74	—	—	74
Balances at April 30, 2007	6,029,201	$30	$64,949	$45	$(64,171)	$853

See accompanying notes

UNIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,422)	$(628)	$(2,364)
Loss from discontinued operations	(1,061)	(1,823)	(353)
Income (loss) from continuing operations	(1,361)	1,195	(2,011)
Reconciliation of income (loss) to net cash provided by (used in) continuing operating
Depreciation	185	169	183
Loss on disposal of property	—	3	—
Amortization	307	12	—
Fulfillment of support obligations	(224)	—	—
Amortization of discount on notes payable	138	—	—
Stock based expense	117	102	43
Changes in operating assets and liabilities:
Accounts receivable	387	(925)	419
Prepaid expenses and other current assets	172	125	(112)
Other long term assets	(200)	—	—
Accounts payable	(520)	(300)	129
Accrued compensation and related expenses	(723)	68	(121)
Other accrued liabilities	(331)	(339)	(403)
Deferred revenue	2,623	(149)	(352)
Net cash provided by (used in) continuing operating activities	570	(39)	(2,225)
Cash flows from investing activities:
Acquisition, net of cash acquired	(6,188)	—	—
Purchases of property and equipment	(63)	(41)	(208)
Decrease in other assets	—	—	4
Net cash used in investing activities of continuing operations	(6,251)	(41)	(204)
Cash flows from financing activities:
Proceeds from issuance of common stock	153	58	92
Borrowings under debt obligations	7,749	1,494	1,681
Principal payments under debt obligations	(927)	(1,594)	(1,694)
Net cash provided by (used in) financing activities from continuing operations	6,975	(42)	79

Effect of exchange rate changes on cash	(50)	(54)	65

Cash flows of discontinued operations:
Net cash used in operating activities	(1,061)	(1,549)	(142)
Net cash used in investing activities	—	(6)	(504)
Net cash used in financing activities	—	(63)	—
Net cash used in discontinued operations	(1,061)	(1,618)	(646)

Net increase (decrease) in cash and cash equivalents	183	(1,794)	(2,931)
Cash and cash equivalents, beginning of year	1,881	3,675	6,606
Cash and cash equivalents, end of year	$2,064	$1,881	$3,675

Supplemental cash flow information for continuing operations:
Cash received (paid) during the year for interest, net	$(482)	$98	$36
Cash paid during the year for income taxes	$82	$—	$9

Supplemental non-cash financing activities:
Warrants issued in conjuction with the issuance of long term debt	$743	$—	$—

See accompanying notes

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

     Unify (the “Company”, “we”, “us” or “our”) is a global provider of application development, data management and application modernization solutions that enable Service-Oriented Architecture (SOA). Our suite of migration solutions, easy to use development software and maintenance-free embedded databases allows customers to modernize and maximize their application environment. For organizations needing to modernize their systems, we help businesses service-enable legacy applications to support SOA initiatives. Based on market requirements, our solutions help companies increase speed and agility, improve asset reuse, lower IT costs and reduce risks and exposures.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net loss and recorded in other comprehensive loss. At April 30, 2007, the Company had $982,000 in foreign banks.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained substantial losses from operations in fiscal 2005 and fiscal 2007 and from discontinued operations for both fiscal 2007 and fiscal 2006. In fiscal 2006 and 2005, the Company used, rather than provided, cash in its operations.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet as of April 30, 2007 is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. These steps include limiting staff additions, minimizing capital expenditures, timely billing and collection for services and products provided to customers, reducing variable expenses such as consultants, marketing and travel and maintaining access to other sources of cash via credit lines and capital markets. Additionally, management believes the acquisition of Gupta Technologies LLC will positively impact future financial results as the acquisition has provided operating efficiencies, enhanced the Company’s mix of products and increased the Company’s market presence and market opportunities.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assessment of the carrying value of the other investments, valuation of goodwill and other intangible assets, valuation allowance for deferred taxes and the allowance for doubtful accounts for accounts receivable, long-term receivables and notes receivable. Actual results could differ from these estimates.

Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks and money market funds.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair values of the Company's long term borrowings are estimated based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and such values approximate the fair value of the borrowings as of fiscal year end.

Concentrations of Credit Risk and Credit Evaluations

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily with four financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan and no single customer accounted for 10% or more of consolidated revenues in the years ended April 30, 2007 and 2005. For the year ended April 30, 2006, the Company did have one customer that accounted for 12% of consolidated revenues. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 73%, 70% and 64% of total revenues in fiscal years 2007, 2006 and 2005, respectively.

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

		Charges
	Balance at	(Credits) to		Balance at
	Beginning	Operating	Write-offs	End of
	of Year	Expenses	of Accounts	Year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2005	175	27	(7)	195
Year ended April 30, 2006	195	(109)	(38)	48
Year ended April 30, 2007	48	204	(59)	193

Allowance for long-term accounts and notes
receivable – reflected in other assets:
Year ended April 30, 2005	357	-	(179)	178
Year ended April 30, 2006	178	71	(3)	246
Year ended April 30, 2007	246	(33)	-	213

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

Capitalized Software

     Under the criteria set forth in Statement of Financial Accounting Standard (“SFAS”) No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. With respect to the Company’s software development process, technological feasibility is established upon completion of a working model. To date, the Company’s products have been released shortly after reaching technological feasibility. Therefore, development costs incurred after completion of a working model and prior to general release have not been significant. Accordingly, no software development costs have been capitalized by the Company to date.

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

Intangible Assets

     Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods (Note 6).

Revenue Recognition

     The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions. With the exception of its discontinued product, NavRisk, the Company recognizes revenue for software license sales in accordance with Statement of Position 97-2, Software Revenue Recognition. For the discontinued product, NavRisk, the Company recognized revenue for software licenses sales in accordance with Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

     For our discontinued product, NavRisk, software license arrangements that require significant modification or customization of the underlying software, revenue is recognized based on contract accounting under the provisions of ARB 45, Long-Term Construction Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts using the completed-contract method.

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

Stock-Based Compensation

     Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. For the fiscal years ended April 30, 2007 and 2006, stock-based compensation expense was comprised of the following (in thousands):

	April 30, 2007	April 30, 2006
Cost of Sales	$2	$—
Product Development	7	—
Selling, General and Administrative	33	—
Total Equity-Based Compensation, Continuing Operations	42	—
Equity-Based Compensation, Discontinued Operations	32	—
Total Equity-Based Compensation	$74	$—

     The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of April 30, 2007. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ended April 30,	Amount
2008	$48
2009	39
2010	22
Total	$109

     The cost above is expected to be recognized over a weighted-average period of 1.50 years.

     As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in the Company’s financial statements for the twelve months ended April 30, 2006 and April 30, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

     The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended April 30,
	2007	2006	2005
Income (loss) from continuing operations	$(1,361)	1,195	2,011
Loss from discontinued opearations	(1,061)	(1,823)	(353)
Net loss as reported	$(2,422)	$(628)	$(2,364)

Add: stock-based employee compensation included
in reported net loss	74	119	40
Less: stock-based employee compensation expense,
determined under fair value method for all awards	(74)	(289)	(583)
Pro forma net loss	$(2,422)	$(798)	$(2,907)

Net loss per share (basic and diluted), as reported	$(0.41)	$(0.11)	$(0.43)
Net loss per share (basic and diluted), pro forma	$(0.41)	$(0.14)	$(0.52)

     The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 193% in fiscal 2007, 207% in fiscal 2006 and 223% in fiscal 2005; risk-free interest rates, 4.7% in fiscal 2007, 4.3% in fiscal 2006 and 3.3% in fiscal 2005; and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

     A summary of the Company’s stock option activity for the fiscal year ended April 30, 2007 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2006	528,982	$4.10	6.60	$171,848
Granted	79,000	$1.35
Exercised	(85,080)	$1.80
Canceled or expired	(69,660)	$11.45
Outstanding at April 30, 2007	453,242	$2.90	6.46	$277,608
____________________

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

     The total intrinsic value of awards exercised during the year ended April 30, 2007 and 2006 was $75,215 and $51,544, respectively. The total fair value of awards vested during the year ended April 30, 2007 and 2006 was $131,748 and $120,980, respectively.

     A summary of the Company’s nonvested stock option activity for the fiscal year ended April 30, 2007 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2006	155,558	$2.15
Granted	79,000	$0.95
Exercised	(101,597)	$2.05
Canceled or expired	(16,801)	$2.75
Nonvested at April 30, 2007	116,160	$1.40

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

Loss Per Share

     Statement of Financial Accounting Standards No. 128, Earnings per Share, requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal years 2007 and 2005 as their effect would be antidilutive. For fiscal 2006 there are approximately 72,800 potential common shares included in the diluted EPS computation.

Comprehensive Loss

     Comprehensive loss includes net loss and comprehensive loss. The Company’s components of other comprehensive loss are gains and losses on foreign currency translation.

Segment Reporting

     The Company maintains two segments that sell and market application development software and related services. The segments are the Americas, which includes the Company’s international distributors, and Europe, which includes the UK, France, Germany and other direct European customers.

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily with respect to transactions in which employee services are obtained in exchange for share-based payment. Statement 123(R) was adopted by the Company effective May 1, 2006 and the impact of Statement 123(R) is reflected in Note 1.

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

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FAS Statements No. 133 and 150. SFAS No. 155: (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk, and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS No. 155 is required to be adopted in fiscal years beginning after September 15, 2006. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, and is applicable for Unify in the first quarter of fiscal 2008. The adoption of FIN No. 48 will not have a material impact on our financial position, results of operations or cash flows.

      In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006 and was adopted by the Company in fiscal 2007. The adoption of SAB 108 by the Company did not have a material impact on our financial position, results of operations or cash flows.

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

     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not believe SFAS 158 will have a material impact on our financial position, cash flows or results of operations.

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

     In June 2006, the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis.

Reclassifications

     Certain items in the fiscal 2006 and 2005 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation. These reclassifications had no effect on operating results or stockholders’ equity.

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

     On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo whereby Unify agreed to purchase all of the outstanding stock of Gupta Technologies LLC (“Gupta”) from Halo in exchange for: (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006. The total purchase price for Gupta was $7.7 million. Gupta was founded in 1984 and is a leading producer of secure, small-footprint, embeddable databases and enterprise application development tools. The acquisition resulted in additional revenue and market share in the Company’s core markets and significantly enhances the distribution channels through which the Company’s products can be sold. Gupta’s headquarters was in Redwood Shores, California with offices in Germany and the UK and has distributors and partners in more than 40 countries around the world. Gupta’s results of operations are included in the Company’s results from the date of acquisition, November 20, 2006, to April 30, 2007.

     On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes, Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. We capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $163,000 in fiscal 2007 and is included in interest expense. The unamortized amount of the discount on the notes payable was $604,000 as of April 30, 2007 and is included in long-term debt, net. As of April 30, 2007 the unamortized portion of debt issuance costs was $214,000 which is included in other assets, net.

     The Gupta purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, November 20, 2006. The determination of goodwill and intangibles is based on the results of an independent valuation expert’s report. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the fair values of net assets acquired and represents the opening balance sheet for Gupta Technologies LLC as of the acquisition date, November 20, 2006 (in thousands):

Current assets	$1,281
Property and equipment, net	99
Long term assets	71
Goodwill	6,161
Intangibles	2,950
Total assets	$10,562

Current liabilities	2,844
Long term liabilities	18
Shareholders' equity	7,700
Total liabilities and shareholders' equity	$10,562

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

     The unaudited pro forma financial information combines the historical results of Unify for the twelve months ended April 30, 2007 and 2006 and due to differences in our reporting periods, the historical results of Gupta for the twelve months ended June 30, 2006 and the six months September 30, 2006.

	Year ended April 30,
(in thousands, except per share data)	2007	2006
Total revenues	$19,363	$21,600
Net income	$957	$(728)
Basic net income per share	$0.16	$(0.13)
Diluted net income per share	$0.16	$(0.13)

     The unaudited pro forma information is not necessarily indicative of the operational results, or of the financial position that would have occurred if the acquisition had been consummated on the dates indicated, nor is it necessarily indicative of future operating results or financial position of the consolidated enterprise.

Discontinued Operations

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product have been reported as discontinued operations for the years ended April 30, 2007 and 2006, respectively. In addition, the assets and liabilities of the IRM division and the ViaMode software product have been reclassified as held for sale in the Balance Sheet at April 30, 2006. The divestitures of these businesses were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

     The IRM division sold and marketed the NavRisk application. The NavRisk application is a policy administration and underwriting software application used by underwriters, administrators and risk managers of risk pools, risk retention groups, captives and self-insured entities. ViaMode is a software and services solution that is used for driver performance management within the transportation industry. Both IRM and ViaMode’s historic revenues were the result of sales solely in North America. The IRM division was previously reported as a separate segment and ViaMode was included in the Americas segment. Operating results for the IRM division and ViaMode software product are summarized as follows (in thousands):

	Year ended April 30,
	2007	2006	2005
Revenue	$541	$1,106	$101
Loss from discontinued operations	$(1,061)	$(1,823)	$(353)

     Assets and liabilities of the IRM division and the ViaMode product as of April 30, 2006 were as follows (in thousands):

April 30,
2006
Accounts receivable	$114
Other assets	200
Property and equipment, net	23
Intangibles, net	212
Goodwill	1,405
Total assets	$1,954

Accounts payable	$26
Other accrued liabilities	737
Accrued compensation and related expenses	105
Deferred revenue	416
Total liabilities	$1,284

     Intangibles, net of amortization and goodwill disposed of in the divestiture of the IRM division amounted to $212,000 and $1,405,000, respectively. No amortization expense was recorded once the related assets were held for sale, prior to their divestiture on November 20, 2006. The ViaMode software asset had no intangibles or goodwill associated with it.

Note 3. Acquisition of Acuitrek

     On February 2, 2005, the Company acquired all of the issued and outstanding equity securities of Acuitrek, Inc. Acuitrek Inc., is a software provider of policy administration and underwriting solutions for the public entity self insured and risk pools insurance market. As part of the November 20, 2006 acquisition of Gupta, Acuitrek, Inc., which comprised the company’s IRM division, was sold to Halo Technology Holdings, Inc. Following is the opening balance sheet, including the purchase price allocation adjustments, for Acuitrek as of the acquisition date, February 2, 2005 (in thousands):

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

	Year ended April 30,
	2005	2004
	Unaudited
	(in thousands, except per share data)
Total revenues	$11,973	$12,190
Net income (loss)	(2,568)	(1,592)
Basic net income (loss) per share	$(0.43)	$(0.27)
Diluted net income (loss) per share	$(0.43)	$(0.27)

Note 4. Property and Equipment

     Property and equipment at April 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Equipment	$2,046	$2,027
Furniture and leasehold improvements	942	891
	2,988	2,918
Less accumulated depreciation and amortization	(2,759)	(2,674)
Property and equipment, net	$229	$244

Note 5. Other Investments

     Other investments represent stock in closely held companies, which are accounted for under the cost method. The Company’s ownership interest in both Arango Software International, Inc. (“Arango”) and Unify Japan KK, is less than 15%.

     At April 30, 2007 and 2006 other investments consisted of the following (in thousands):

	2007	2006
Arango Software International, Inc.	$175	$175
Unify Japan KK	39	39
	$214	$214

     Unify Japan KK is a Japanese corporation that is a master distributor for the Company in Japan. Sales to Unify Japan KK in fiscal 2007, 2006 and 2005 were $0.2 million, $0.3 million and $0.5 million, respectively. Accounts receivable from Unify Japan KK as of April 30, 2007 and 2006 were $7,900 and $76,100, respectively.

     The Company holds a minority interest in Arango, a privately held corporation located in Panama. The Company records an investment impairment charge if and when the Company believes an investment has experienced a decline in market value that is other than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. Future adverse changes in market conditions or poor operating results of Arango could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

Note 6. Goodwill and Intangible Assets

     The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2007 and April 30, 2006 (in thousands). The April 30, 2006 amounts relate entirely to the Company’s IRM division which was sold on November 20, 2006. The April 30, 2007 amounts relate entirely to the purchase of Gupta Technologies LLC and the sale of the Company’s IRM division on November 20, 2006. See Note 2.

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,667	$—	$5,667	—
Finite Lives:
Customer-related	1,500	(125)	1,375	5 years
Technology-based	1,050	(109)	941	4 years
Trademarks	300	(31)	269	4 years
Trade name	100	(42)	58	1 year
Total	$8,617	$(307)	$8,310

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2006	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years
Total	$1,769	$(152)	$1,617

     Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for continuing operations for fiscal 2007 was $307,000 and was related entirely to the Gupta acquisition. Amortization expense for the fiscal year ended April 30, 2006, was $121,000 and was related entirely to the IRM division that was sold on November 20, 2006. The estimated future amortization expense related to intangible assets as of April 30, 2007, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2008	696
2009	638
2010	638
2011	496
2012	175
Total	$2,643

     Goodwill is included in the Company’s Americas segment as part of corporate assets. Goodwill at April 30, 2007, represents the excess of the Gupta purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta will produce the following results:

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

     The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for Gupta. Goodwill will be tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets. The determination of goodwill and intangibles is based on the results of an independent valuation expert’s report.

Note 7. Credit Facility

     On November 3, 2006, the Company’s revolving line of credit with Silicon Valley Bank expired and was not renewed. At the expiration the Company had no amounts outstanding on the line of credit.

     On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of April 30, 2007, $1.50 million was outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (10.5% as of April 30, 2007).

Note 8. Long-Term Debt

     The Company’s debt consists of the following at April 30, 2007 and April 30, 2006 (in thousands):

	April 30,	April 30,
	2007	2006
Note payable to a financial institution repaid in September 2006	$—	$26

Convertible notes payable to ComVest Capital LLC, interest rate of 11.25%, payable in installments through October 31, 2011. These notes include certain
negative covenants and the Company is in compliance with such covenants.	5,350	—

Revolving note payable to ComVest Capital LLC, interest rate of prime plus
2.25% and a maturity date of November 30, 2010	1,500	—

Capital leases payable, payable in monthly installments through June 2010	25	10
	6,875	36
Less discount on notes payable, net	(604)	—
Less current portion	(1,361)	(33)
Total long term debt, net	$4,910	$3

A summary of long term debt obligations as April 30, 2007 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2008	$1,361
2009	1,496
2010	2,997
2011	883
2012	138
6,875
Unamortized discount on notes payable	(604)
Current portion of long term debt	(1,361)
Total long term debt, net	$4,910

Note 9. Other Long Term Liabilities

     In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of April 30, 2007 and 2006 is $108,000 and $77,000, respectively and is reflected as other long-term liabilities. Also included in other long term liabilities as of April 30, 2007 is $13,000 in deferred rent.

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

     Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2007	2006	2005
Deferred maintenance revenue beginning balance	$2,810	$2,837	$3,081
Deferred maintenance revenue recognized during period	(6,155)	(4,976)	(5,448)
Deferred maintenance revenue of new maintenance
contracts	8,845	4,949	5,204
Deferred maintenance revenue ending balance	$5,500	$2,810	$2,837

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

Stock Option Plan

     Under the 2001 Stock Option Plan (the “2001 Option Plan”), the Company may grant options to purchase up to 595,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. In fiscal year 2007, we granted 55,000 option shares on a four-year vesting schedule to the management team outside of the 2001 Stock Option Plan. Under the 1991 Stock Option Plan (the “1991 Option Plan”) which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. Of the options outstanding as of April 30, 2007 in the table below, 39,400 expired in May 2007 and were cancelled as they were not exercised.

     A summary of stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at April 30, 2004	594,511	$4.60
Granted (weighted average fair value of $2.05)	251,900	2.35
Exercised	(53,834)	1.55
Cancelled/expired	(224,101)	2.75
Outstanding at April 30, 2005	568,476	4.60
Granted (weighted average fair value of $1.55)	95,000	1.90
Exercised	(62,523)	1.75
Cancelled/expired	(71,971)	8.10
Outstanding at April 30, 2006	528,982	4.10
Granted (weighted average fair value of $1.35)	79,000	1.35
Exercised	(85,080)	1.80
Cancelled/expired	(69,660)	11.45
Outstanding at April 30, 2007	453,242	2.90

     Additional information regarding options outstanding at April 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$ 1.10 - 1.25	68,000	6.68	$1.20	38,000	$1.25
1.30 - 1.30	65,400	4.55	1.30	65,400	1.30
1.40 - 1.45	48,500	8.98	1.45	9,500	1.40
1.60 - 1.85	62,050	8.27	1.80	31,827	1.80
1.95 - 2.50	70,100	7.67	2.25	54,591	2.30
2.60 - 2.70	4,500	8.09	2.60	4,000	2.60
2.75 - 2.75	85,300	5.02	2.75	85,300	2.75
3.25 - 29.40	47,892	3.32	10.80	44,774	11.25
30.15 - 32.50	1,200	2.07	31.70	1,200	31.70

     Options to purchase 379,573 and 394,634 shares at weighted average prices of $4.80 and $5.60 were exercisable at April 30, 2006 and 2005. At April 30, 2007, there were 163,111 shares reserved for future grants under the Stock Option Plan.

Restricted Stock

     On May 1, 2002, the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. In May, each independent director is eligible for a fully vested restricted stock award for the number of shares which is equal to $10,000 divided by the fair market value of a share of stock at the award date. There were no shares awarded under the plan in fiscal 2007 and 23,080 shares awarded under the plan in fiscal 2006, leaving a balance of 3,862 shares reserved for future awards at April 30, 2007.

Private Placement

     On April 23, 2004, the Company issued through a private placement 1,126,780 shares of common stock to a group of institutional investors at a price of $3.55 per share and 5-year warrants to purchase an aggregate of 450,712 shares of common stock at an exercise price of $4.50 per share. Net proceeds from the private placement were $3,696,000, net of estimated accrued costs of $304,000. The Company’s actual costs for the private placement were $397,000 which resulted in a further reduction of additional paid-in-capital of $93,000 during fiscal 2005.

     Due to the initial issuance of shares in the acquisition of Acuitrek in February 2005, which caused the application of the anti-dilution provision of the warrants, the warrant exercise price has been adjusted to $4.45 per share and the total number of warrant shares purchasable on exercise of the warrants has increased to 454,543 shares. The debt financing on November 20, 2006 in conjunction with the acquisition of Gupta Technologies LLC (see Note 2) also caused the application of the anti-dilution provision and the warrant exercise price was adjusted to $4.15 per share and the number of warrant shares purchasable on exercise of the warrants has increased to 487,387 shares. Under certain circumstances, where the closing bid price of a share of common stock equals or exceeds $9.00, appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of common stock, for 20 consecutive trading days commencing after the registration statement covering the warrants shares has been declared effective, the Company, upon 20 days’ prior written notice to the warrant holders within one business day immediately following the end of such 20 day trading period, may call the warrants for 25% of the shares of the common stock initially purchasable pursuant to the warrants at a redemption price equal to $0.05 per share of common stock then purchasable pursuant to the warrants. If the call conditions are met again during the 30 day period immediately after consummation of a previous call, the Company may once again call the warrants for an additional increment of 25% of the shares of common stock initially purchasable pursuant to the warrants or such less amount as shall then remain purchasable and in the same manner and subject to the same notice requirements as the initial call, until all of the shares have been called.

Note 12. Income Taxes

     For fiscal 2007, the Company recorded $82,000 for foreign tax expense and no expense for state or federal taxes. For fiscal 2006, the Company recorded no state, federal or foreign tax expense. For fiscal 2005, the Company recorded expenses of $9,000 for various taxes.

     Income (loss) from continuing operations before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2007	2006	2005
Domestic	$(1,546)	$1,165	$(1,315)
Foreign	267	30	(687)
Total income (loss) before income taxes	$(1,279)	$1,195	$(2,002)
Foreign taxes	$82	$—	$—
Federal and state income taxes	—	—	9
Provision for income taxes	$82	$—	$9

     The provision for income taxes for the years ended April 30, 2007, 2006 and 2005 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	2007	2006	2005
Computed tax benefit	$(824)	$(214)	$(801)
Increases (reductions) in tax expense resulting from:
Change in valuation allowance for deferred tax assets	14,321	(15,560)	710
Expiration of net operating loss carryforwards	(13,024)	15,460	—
Change in deferred revenue	(1,088)	—	—
Other	697	314	100
Provision for income taxes	$82	$—	$9

     The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Non-current
Net operating loss carryforwards	$14,649	$1,625
Capital loss carryforward	1,515	1,724
Foreign tax credits	—	46
Current deferred tax assets (liabilities)
Deferred revenue	2,151	1,063
Allowance for losses on accounts receivable	97	39
Reserves and other accruals	200	(206)
Total deferred tax assets	$18,612	$4,291
Valuation allowance	(18,612)	(4,291)
Net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.3 in fiscal 2007, decreased by $15.6 million in fiscal 2006 and increased by $0.7 million in fiscal 2005. At April 30, 2007, the Company had approximately $40.7 million in federal net operating loss carryforwards that begin to expire in fiscal year 2008 through 2026, approximately $6.2 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2016 and approximately $0.6 million in foreign net operating loss carryforwards that do not expire, approximately $3.5 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Note 13. Other Income (Expenses)

     Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2007	2006	2005
Interest income	$45	$109	$59
Foreign currency exchange loss	15	(48)	(3)
Other	76	—	15
Other income (expenses), net	$136	$61	$71

Note 14. Earnings (loss) per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2007 and fiscal 2005, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect. For fiscal 2006 there are approximately 72,800 potential common shares included in the diluted EPS computation.

(in thousands, except per share amounts)	Years Ended April 30,
	2007	2006	2005
Income (loss) from continuing operations	$(1,361)	$1,195	$(2,011)
Loss from discontinued operations	(1,061)	(1,823)	(353)
Net loss	$(2,422)	$(628)	$(2,364)

Weighted average shares of common stock outstanding, basic	5,927	5,803	5,555
Effect of dilutive securities	—	72	—
Weighted average shares of common stock outstanding, diluted	5,927	5,875	5,555

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.23)	$0.21	$(0.36)
Discontinued operations	(0.18)	(0.32)	(0.07)
Total	$(0.41)	$(0.11)	$(0.43)

Assuming dilution:
Continuing operations	$(0.23)	$0.20	$(0.36)
Discontinued operations	(0.18)	(0.31)	(0.07)
Total	$(0.41)	$(0.11)	$(0.43)

     Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 453,200, 529,000 and 568,400 as of April 30, 2007, 2006 and 2005 respectively, and common stock warrants of 1,124,600 as of April 30, 2007 and 454,600 as of April 30, 2006 and 2005.

Note 15. Related Party Transactions

     Unify has an investment of less than 15% in Unify Japan KK who is the Company’s master distributor in Japan. Sales to Unify Japan KK in fiscal 2007, 2006 and 2005 were $0.2 million, $0.3 million and $0.5 million, respectively. Accounts receivable from Unify Japan KK as of April 30, 2007 and 2006 were $7,900 and $76,100, respectively.

Transaction with an Officer

     As part of the acquisition of Acuitrek (see Note 3), the Company assumed a note payable to a major stockholder of Acuitrek that was paid in full on July 12, 2005.

Note 16. Employee Retirement Plan

     The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2007, 2006 and 2005, the Company contributed $72,000, $59,000 and $47,000, respectively, to the 401(k) Plan.

Note 17. Commitments and Contingencies

Operating Leases

     The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2011. Future minimum rental payments under these leases as of April 30, 2007 are as follows (in thousands):

Years Ending April 30,
2008	1,180
2009	230
2010	138
2011	1
$1,549

     Rent expense under operating leases was $1,095,500, $1,038,400 and $1,117,100 for the years ended April 30, 2007, 2006 and 2005, respectively.

Litigation

     The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2007, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Note 18. Segment Information

     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically. While our Chief Executive Officer evaluates results in a number of different ways, our geographic structure is the primary basis for which the allocation of resources and financial results are assessed. The Company maintains two segments that sell and market application development software and related services. The segments are the Americas, which includes the Company’s international distributors, and Europe, including the UK, France, Germany and other direct European customers. Previously, the Company also maintained a reportable segment for its Insurance Risk Management (“IRM”) division. The IRM division sold and marketed the NavRisk application. In November 2006, the IRM division and the Company’s ViaMode software product were sold. In the tables below, the IRM division and the Company’s ViaMode software product comprise the amounts presented as discontinued operations.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	For the Twelve Months Ended April 30,
	2007	2006	2005
Total revenues:
Americas (1)	$4,851	$4,889	$5,792
Europe (1)	6,336	5,254	5,411
Total revenues from continuing operations	11,187	10,143	11,203
Total revenues from discontinued operations	541	1,106	101
Total revenues	$11,728	$11,249	$11,304

Operating Income (loss):
Americas (2)	$(4,081)	$(1,238)	$(3,192)
Europe	3,193	2,383	1,142
Total operating income (loss) from continuing operations	(888)	1,145	(2,050)
Total operating loss from discontinued operations	(1,061)	(1,823)	(353)
Total operating loss	$(1,949)	$(678)	$(2,403)

Interest income (3)	$45	$109	$59
Interest expense (3)	$527	$11	$23

Total assets by segment were as follows (in thousands):
	As of April 30,
	2007	2006	2005
Assets:
Americas	$12,374	$4,218	$5,323
Europe	3,664	2,179	2,295
Total assets of continuing operations	$16,038	$6,397	$7,618
Assets held for sale	—	1,954	1,872
Total assets	$16,038	$8,351	$9,490

Total intersegment revenues were as follows (in thousands):
	For the Twelve Months Ended April 30,
	2007	2006	2005
Intersegment revenues:
Americas	$490	$982	$1,639
Europe	611	—	3
Total intercompany revenues	$1,101	$982	$1,642

Depreciation (5)	$185	$169	$183
Captial expenditures (5)	$63	$41	$208

Revenues and long-lived assets by geographic area were as follows (in thousands):

Total revenues:
Americas	$2,986	$3,048	$4,014
International Distributors	1,865	1,841	1,778
Subtotal Americas	4,851	4,889	5,792
United Kingdom	984	1,128	1,388
Central Europe - Germany, Benelux, Other	3,039	2,349	1,776
France	2,313	1,777	2,247
Subtotal Europe	6,336	5,254	5,411
Discontinued operations	541	1,106	101
Total revenues	$11,728	$11,249	$11,304

Long-lived assets:
Americas	$241	$47	$77
Europe	237	132	107
Corporate Assets	8,749	479	601
Total long-lived assets	$9,227	$658	$785

____________________

(1)	The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. The accounting policies of the segments are the same as those described in Note 1.

(2)	Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(3)	Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest income and interest expense in the Americas and Europe were not significant in those periods.

(4)	Corporate assets are located in the Americas and consist primarily of cash equivalents, investments, purchased technology and related maintenance contracts, property and equipment, intangibles, goodwill and intercompany receivables from Europe.

(5)	The majority of the Company’s capital expenditures are incurred for product development (which occurs exclusively in the Americas) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the Americas in the periods presented.

Note 19. Subsequent Events

     On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

     On May 22, 2007 the Company purchased privately held Active Data Corporation. Active Data Corporation provides application migration software that will add Microsoft’s ..NET functionality to Unify’s Team Developer product and provide an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of Active Data Corporation for cash, a note payable over the next twelve months and future earn-out payments.

Note 20. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2007 and 2006 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2007:
Total revenues	$1,734	$2,190	$3,310	$3,953
Gross margin	$1,420	$1,903	$2,869	$3,594
Net income (loss) from continuing operations	$(291)	$291	$(777)	$(584)
Net income loss from discontinued operations	$(463)	$(478)	$(120)	$—
Net loss	$(754)	$(187)	$(897)	$(584)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.05)	$0.05	$(0.13)	$(0.10)
Discontinued operations	(0.08)	(0.08)	(0.02)	0.00
Net loss per share	$(0.13)	$(0.03)	$(0.15)	$(0.10)

Dilutive earnings per share:
Continuing operations	$(0.05)	$0.05	$(0.13)	$(0.10)
Discontinued operations	(0.08)	(0.08)	(0.02)	0.00
Net loss per share	$(0.13)	$(0.03)	$(0.15)	$(0.10)

Shares used in computing net income (loss) per share:
Basic	5,904	5,904	5,935	5,966
Diluted	5,904	5,911	5,935	5,966

Year ended 2006:
Total revenues	$2,467	$2,362	$1,994	$3,320
Gross margin	$2,021	$1,975	$1,619	$2,974
Net income (loss) from continuing operations	$80	$295	$(71)	$891
Net income (loss) from discontinued operations	$(193)	$(290)	$(617)	$(723)
Net income (loss)	$(113)	$5	$(688)	$168

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.01	$0.05	$(0.01)	$0.15
Discontinued operations	(0.03)	(0.05)	(0.11)	(0.12)
Net loss per share	$(0.02)	$0.00	$(0.12)	$0.03

Dilutive earnings per share:
Continuing operations	$0.01	$0.05	$(0.01)	$0.15
Discontinued operations	(0.03)	(0.05)	(0.11)	(0.12)
Net loss per share	$(0.02)	$0.00	$(0.12)	$0.03

Shares used in computing net income (loss) per share:
Basic	5,724	5,770	5,829	5,889
Diluted	5,830	5,843	5,829	5,947

INDEX OF EXHIBITS

Exhibit No.		Description
2.1		Purchase and Exchange Agreement between Halo Technology Holdings, Inc and Unify, dated September 13, 2006 as amended by Amendment No. 1 dated November 20, 2006 (10) (11)

3.1		Restated Certificate of Incorporation of the Company (1)

3.2		Amendment to Restated Certificate of Incorporation of the Company

3.3		Bylaws of the Registrant (1)

4.1		Form of Stock Certificate (1)

4.2		Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006 (11)

4.3		Convertible Term Note – Tranche 1

4.4		Convertible Term Note – Tranche 2

4.5		Convertible Term Note – Tranche 3

4.6		Registration Rights Agreement dated November 20, 2006 (11)

4.7		Form of 2006 Warrants

4.8		Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005 as amended by Amendment No. 1 dated November 20, 2006 (7) (11)

4.9		Acuitrek Inc. Registration Rights Agreement dated February 2, 2005 (7)

4.10		Special Situations Stock Purchase Agreement dated April 23, 2004 (6)

4.11		Special Situations Registration Rights Agreement dated April 23, 2004 (6)

4.12		Form of 2004 Warrant

10	.1*	1991 Stock Option Plan, as amended (1)

10	.2*	2001 Stock Option Plan (4)

10	.3*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (3)

10.4		Form of Indemnification Agreement (1)

10.5		Office Building Lease for Sacramento Facility, Dated December 17, 1999, as Amended (2)

10.6		Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999 (6)

10.7		Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003 (6)

10.8		Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004, June 5, 2005 (8) and May 24, 2006 (9) and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005 (8)

14		Code of Ethics for Senior Officers(6)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

(8)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 28, 2005.

(9)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 31, 2006.

(10)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on September 20, 2006.

(11)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on November 29, 2006.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.