Form 10-Q
period 2007-07-31
UNIFY CORP
filed 2007-09-13
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807

______________________

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

YES     ☐      NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,037,902 shares of common stock, $0.001 par value, as of August 31, 2007.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2007 and April 30, 2007	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended July 31, 2007 and 2006	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2007 and 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,870	$2,064
Accounts receivable, net	3,722	4,227
Prepaid expenses and other current assets	472	520
Total current assets	6,064	6,811

Property and equipment, net	219	229
Investments	214	214
Goodwill	6,028	5,667
Intangibles, net	2,782	2,643
Other assets, net	372	474
Total assets	$15,679	$16,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$904	$620
Current portion of long term debt	1,429	1,361
Accrued compensation and related expenses	772	804
Other accrued liabilities	1,808	1,792
Deferred revenue	5,009	5,577
Total current liabilities	9,922	10,154

Long term debt, net	4,937	4,910
Other long term liabilities	108	121

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	65,032	64,973
Accumulated other comprehensive income	63	45
Accumulated deficit	(64,389)	(64,171)
Total stockholders’ equity	712	853
Total liabilities and stockholders’ equity	$15,679	$16,038

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2007	2006
Revenues:
Software licenses	$1,463	$391
Services	2,498	1,342
Total revenues	3,961	1,733

Cost of Revenues:
Software licenses	47	64
Services	195	249
Total cost of revenues	242	313
Gross profit	3,719	1,420

Operating Expenses:
Product development	911	375
Selling, general and administrative	2,700	1,359
Total operating expenses	3,611	1,734
Income (loss) from operations	108	(314)
Other income (expense), net	(316)	22
Loss from continuing operations before income
taxes	(208)	(292)
Provision for income taxes	10	—
Loss from continuing operations	(218)	(292)
Loss from discontinued operations	—	(462)
Net loss	$(218)	$(754)

Net loss per share:
Basic earnings per share:
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	—	(0.08)
Net loss	$(0.04)	$(0.13)

Dilutive earnings per share:
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	—	(0.08)
Net loss	$(0.04)	$(0.13)

Shares used in computing net loss per share:
Basic	6,037	5,905
Dilutive	6,037	5,905

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(218)	$(754)
Loss from discontinued operations	—	(462)
Loss from continuing operations	(218)	(292)

Reconciliation of loss to net cash provided by continuing operating activities:
Depreciation	52	38
Loss on disposal of equipment	1	—
Amortization of intangibles assets	184	—
Fulfillment of support obligations	(134)	—
Amortization of discount on notes payable	51	—
Stock based compensation expense	43	16
Changes in operating assets and liabilities:
Accounts receivable	539	2,184
Prepaid expenses and other current assets	106	37
Other long term assets	10	—
Accounts payable	284	(102)
Accrued compensation and related expenses	(31)	(336)
Other accrued liabilities	(271)	(58)
Deferred revenue	(569)	(582)
Other long term liabilities	(15)	—
Net cash provided by continuing operating activities	32	905

Cash flows from investing activities:
Acquisition, net of cash acquired	(264)	—
Purchases of property and equipment	(39)	(31)
Net cash used in investing activities of continuing operations	(303)	(31)

Cash flows from financing activities:
Proceeds from issuance of common stock	16	—
Borrowings under debt obligations	500	—
Principal payments under debt obligations	(454)	(19)
Net cash provided by (used in) financing activities from continuing operations	62	(19)

Effect of exchange rate changes on cash	15	11

Cash flows of discontinued operations:
Net cash used in operating activities	—	(447)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash used in discontinued operations	—	(447)

Net increase (decrease) in cash and cash equivalents	(194)	419
Cash and cash equivalents, beginning of period	2,064	1,881
Cash and cash equivalents, end of period	$1,870	$2,300

Supplemental cash flow information for continuing operations:
Cash received (paid) during the period for:
Interest	$(276)	$19

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 as filed with the SEC.

Revenue Recognition – Continuing Operations

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

The Company considers a signed noncancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an authorized purchaser of the customer to be persuasive evidence that an arrangement exits such that revenue can be recognized.

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

Revenue Recognition – Discontinued Operations

For the discontinued product, NavRisk, the Company recognized revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The majority of the software license arrangements required significant modification or customization of the underlying software, therefore, revenue was recognized based on contract accounting under the provisions of Accounting Research Bulletin 45, Long-Term Construction Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts using the completed-contract method. The Company exercised judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determined how revenues and related costs were recognized.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FAS Statements No. 133 and 150. SFAS No. 155: (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk, and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS No. 155 became effective for the Company in the first quarter of fiscal year 2008 and did not have a material impact on our financial position, cash flows or results of operations.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and was applicable for Unify in the first quarter of fiscal year 2008. The adoption of FIN No. 48 did not have a material impact on our financial position, cash flows or results of operations.

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

In June 2006, the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 was effective for interim and annual periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis.

2. Acquisitions and Discontinued Operations

Purchase and Exchange Agreement with Halo Technology Holdings

On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo whereby Unify agreed to purchase all of the outstanding stock of Gupta Technologies LLC (“Gupta”) from Halo in exchange for: (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006. The total purchase price for Gupta was $7.7 million. Gupta was founded in 1984 and is a leading producer of secure, small-footprint, embeddable databases and enterprise application development tools. The acquisition resulted in additional revenue and market share in the Company’s core markets and significantly enhances the distribution channels through which the Company’s products can be sold. Gupta’s headquarters was in Redwood Shores, California with offices in Germany and the UK and has distributors and partners in more than 40 countries around the world. Gupta results of operations are included in the Company’s results from the date of acquisition.

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes: Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. Unify capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $88,000 in the first quarter of fiscal 2008 and is included in interest expense. The unamortized amount of the discount on the notes payable was $553,000 as of July 31, 2007 and $604,000 as of April 30, 2007 and is included in long-term debt, net. As of July 31, 2007 and April 30, 2007 the unamortized portion of debt issuance costs was $177,000 and $214,000, respectively, which is included in other assets, net.

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

Current assets	$1,281
Property and equipment, net	99
Long term assets	71
Goodwill	6,161
Intangibles	2,950
Total assets	$10,562

Current liabilities	$2,844
Long term liabilities	18
Shareholders' equity	7,700
Total liabilities and shareholders' equity	$10,562

Active Data Corporation

On May 22, 2007, the Company purchased privately held Active Data Corporation (“ADC”) for approximately $420,000 plus potential earn-out payments over a two year period following the acquisition. ADC provides application migration software that will add Microsoft’s .NET functionality to Unify’s Team Developer product and provide an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of ADC. ADC did not represent the addition of a significant subsidiary as the investment in ADC was less than 10% of the Company’s assets, ADC’s total assets at date of acquisition were less than 10% of Unify’s assets and ADC’s net loss represented less than 10% of Unify’s net loss. The acquisition of Active Data did not have a material impact on the financials of Unify and the results of operations for Active Data Corporation are included in the Company’s results from the date of acquisition. The ADC purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The determination of goodwill and intangibles is based on the results of a preliminary report prepared by an independent valuation expert. The Company anticipates the independent valuation experts final valuation report will be completed by the end of the Company’s second fiscal quarter, October 31, 2007. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product have been reported as discontinued operations for the three months ended July 31, 2006. The divestitures of these businesses in November 2006 were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

Three Months Ended
July 31, 2006
Revenue	$363
Loss from discontinued operations	$(462)

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarters ended July 31, 2007 and 2006, equity-based compensation expense from continuing operations was comprised of the following (in thousands):

	Three Months Ended July 31,
	2007	2006
Cost of Sales	$1	$—
Product Development	6	2
Selling, General and Administrative	36	14
Total Equity-Based Compensation, Continuing Operations	43	16
Equity-Based Compensation, Discontinued Operations	—	16
Total Equity-Based Compensation	$43	$32

The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of July 31, 2007. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2008	$127
2009	88
2010	69
2011	59
2012	1
Total	$344

The cost above is expected to be recognized over a weighted-average period of 1.4 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended July 31, 2007 and 2006 respectively: expected option life, 12 months following vesting; stock volatility of 96% and 181%; risk-free interest rates of 4.9% and 4.8% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the period ended July 31, 2007 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2007	453,243	$2.92	6.46	$277,608
Granted	218,600	$2.52
Exercised	(7,950)	$1.82
Canceled or expired	(61,400)	$3.34
Outstanding at July 31, 2007	602,493	$2.74	7.45	$255,590

Exercisable at July 31, 2007	278,949	$3.36	5.04	$158,104

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended July 31, 2007 and July 31, 2006 was $19,705 and $0 respectively. The total fair value of awards vested during the quarters ended July 31, 2007 and July 31, 2006 was $64,000 and $32,000, respectively.

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2007 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2007	118,370	$1.40
Granted	218,600	$1.87
Vested	(13,426)	$1.80
Canceled or expired	—	$—
Nonvested at July 31, 2007	323,544	$1.70

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2007 and April 30, 2007 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying	Estimated
July 31, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,028	$—	$6,028	—
Finite Lives:
Customer-related	1,536	(200)	1,336	4 - 5 years
Technology-based	1,338	(175)	1,163	4 - 5 years
Trademarks	300	(50)	250	4 years
Trade name	100	(67)	33	1 year
Total	$9,302	$(492)	$8,810

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,667	$—	$5,667	—
Finite Lives:
Customer-related	1,500	(125)	1,375	5 years
Technology-based	1,050	(109)	941	4 years
Trademarks	300	(31)	269	4 years
Trade name	100	(42)	58	1 year
Total	$8,617	$(307)	$8,310

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for continuing operations for the three months ended July 31, 2007, was $184,000. Amortization expense for the fiscal year ended April 30, 2007, was $121,000 and was related entirely to the acquisition of Gupta. The estimated future amortization expense related to intangible assets as of July 31, 2007, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2008	$586
2009	719
2010	719
2011	578
2012	180
Total	$2,782

Goodwill is included in the Company’s Americas segment as part of corporate assets. Goodwill at July 31, 2007, represents the excess of the Gupta and Active Data Corporation purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta and Active Data Corporation will produce the following results:

  Increased Market Presence and Opportunities: The combination of the Company with Gupta and Active Data Corporation should increase the combined company’s market presence and opportunities for growth in sales and earnings.

  Enhanced Product Mix: The complementary nature of the Company’s products with those of Gupta and Active Data Corporation should benefit current customers of both companies and provide the combined company with the ability to access new customers.

  Operating Efficiencies: The combination of the Company with Gupta and Active Data Corporation provides the opportunity for potential economies of scale and cost savings.

The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for Gupta and Active Data Corporation. Goodwill will be tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets. The determination of goodwill and intangibles is based on the results of an independent valuation expert’s report.

Changes in the carrying amount of goodwill for fiscal 2008 were as follows (in thousands):

Goodwill as of April 30, 2007	$5,667
Goodwill for Active Date Corporation acquisition	361
Goodwill as of July 31, 2007	$6,028

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of July 31, 2007, $1.85 million was outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (10.5% as of July 31, 2007 and April 30, 2007).

6. Long-Term Debt

The Company’s debt consists of the following at July 31, 2007 and April 30, 2007 (in thousands):

	July 31,	April 30,
	2007	2007
Convertible notes payable to ComVest Capital LLC, interest rate of 11.25%, payable in installments through October 31, 2011. These notes include certain negative
covenants and the Company is in compliance with such covenants.	5,047	5,350

Revolving note payable to ComVest Capital LLC, interest rate of prime plus 2.25%
and a maturity date of November 30, 2010	1,850	1,500

Capital leases payable, payable in monthly installments through June 2010	22	25
	6,919	6,875
Less discount on notes payable, net	(553)	(604)
Less current portion	(1,429)	(1,361)
Total long term debt, net	$4,937	$4,910

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of July 31, 2007, and April 30, 2007, was $108,000 and is reflected as other long-term liabilities.

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

Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Three Months Ended
	July 31,
	2007	2006
Deferred maintenance revenue beginning balance	$5,500	$2,810
Deferred maintenance revenue recognized during period	(2,361)	(1,220)
Deferred maintenance revenue of new maintenance contracts	1,806	659
Deferred maintenance revenue ending balance	$4,945	$2,249

9. Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on May 1, 2007. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open.

The amount of unrecognized tax benefits as of May 1, 2007, was approximately $18.6 million. Realization of unrecognized tax benefits is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the unrecognized tax benefits have been fully offset by a valuation allowance. There have been no material changes in unrecognized tax benefits since May 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2004. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. and the adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the three months ended July 31, 2007.

10. Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation gains. A comprehensive gain on foreign currency translations for the three months ended of July 31, 2007 and 2006 was $18,000 and $4,000 respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Loss Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended July 31, 2007 and 2006, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

(in thousands, except per share amounts)	Three Months Ended July 31,
	2007	2006
Loss from continuing operations	$(218)	$(292)
Loss from discontinued operations	—	(462)
Net loss	$(218)	$(754)

Weighted average shares of common stock outstanding, basic	6,037	5,905
Effect of dilutive securities	—	—
Weighted average shares of common stock outstanding, diluted	6,037	5,905

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	0.00	(0.08)
Total	$(0.04)	$(0.13)

Assuming dilution:
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	0.00	(0.08)
Total	$(0.04)	$(0.13)

Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 260,715 and 149,935 as of July 31, 2007 and 2006 respectively, and common stock warrants of 670,000 as of July 31, 2007 and no warrants as of July 31, 2006.

13. Segment Information

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

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended
	July 31,
	2007	2006
Total revenues:
Americas (1)	$1,870	$770
Europe (1)	2,091	963
Total revenues from continuing operations	3,961	1,733
Total revenues from discontinued operations	—	363
Total revenues	$3,961	$2,096

Operating Income (loss):
Americas (2)	$(1,272)	$(577)
Europe	1,380	263
Total operating income (loss) from continuing operations	108	(314)
Total operating loss from discontinued operations	—	(462)
Total operating income (loss)	$108	$(776)

Interest income (3)	$3	$21
Interest expense (3)	$279	$2

Total assets by segment were as follows (in thousands):

	July 31,
	2007	2006
Assets:
Americas	$12,351	$2,457
Europe	3,328	2,168
Total assets of continuing operations	15,679	4,625
Assets held for sale	—	1,960
Total assets	$15,679	$6,585

Total intersegment revenues were as follows (in thousands):

	Three Months Ended
	July 31,
	2007	2006
Intersegment revenues:
Americas	$180	$202
Europe	423	0
Total intercompany revenues:	$603	$202

(1)	The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. The accounting policies of the segments are the same as those described in Note 1.

(2)	Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(3)	Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest expense in the first quarter of fiscal 2008 consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta and also the amortization of related debt issuance costs.

(4)	Corporate assets are located in the Americas and consist primarily of cash equivalents, investments, purchased technology and related maintenance contracts, property and equipment, intangibles, goodwill and intercompany receivables from Europe.

(5)	The majority of the Company’s capital expenditures are incurred for product development (which occurs exclusively in the Americas) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the Americas in the periods presented.

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, as filed with the SEC.

Overview

Unify (the “Company”, “we”, “us” or “our”) is a global provider of application development and data management software, and Service-Oriented Architecture (SOA) enablement application modernization solutions. Our suite of migration solutions, easy to use development software and no-maintenance-required embedded databases enable customers to enhance their SOA environment by improving time-to-market metrics, increasing collaboration and service-enabling legacy information. Specifically, our products include embedded and enterprise data management systems, application development software for legacy application modernization and rich Internet application development, and SOA application modernization solutions.

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

Our technology products include Composer, NXJ, Team Developer, ACCELL, VISION, DataServer, and SQLBase. Our customers are corporate end-user IT departments, ISVs and our worldwide distributors. The Company is committed to providing exceptional technology to this customer base and to continue to meet their current and future technology needs. Services to our extensive customer base include sales and marketing, support, and professional services.

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

Revenue Recognition – Continuing Operations

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

Revenue Recognition – Discontinued Operations

For the discontinued product, NavRisk, the Company recognized revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The majority of the software license arrangements required significant modification or customization of the underlying software, therefore, revenue was recognized based on contract accounting under the provisions of Accounting Research Bulletin 45, Long-Term Construction Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts using the completed-contract method. The Company exercised judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determined how revenues and related costs were recognized.

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At July 31, 2007, we had $214,000 in long-term investments, which are accounted for under the cost method. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of July 31, 2007, we had approximately $18.6 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, deferred revenue, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At July 31, 2007, the Company had approximately $40.7 million in federal net operating loss carryforwards that begin to expire in fiscal year 2008 through 2026, approximately $6.2 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2016, approximately $0.6 million in foreign net operating loss carryforwards that do not expire and approximately $3.5 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	July 31,
	2007	2006
Revenues:
Software licenses	36.9%	22.6%
Services	63.1%	77.4%
Total revenues	100.0%	100.0%

Cost of Revenues:
Software licenses	1.2%	3.7%
Services	4.9%	14.4%
Total cost of revenues	6.1%	18.1%

Gross profit	93.9%	81.9%

Operating Expenses:
Product development	23.0%	21.6%
Selling, general and administrative	68.2%	78.4%
Total operating expenses	91.2%	100.0%
Income (loss) from operations	2.7%	(18.1)%
Other income (expense), net	(8.0)%	1.3%
Loss from continuing operations before taxes	(5.3)%	(16.8)%
Provision for income taxes	(0.2)%	—%
Loss from continuing operations	(5.5)%	(16.8)%
Loss from discontinued operations, net of taxes	0.0%	(26.7)%
Net loss	(5.5)%	(43.5)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. International revenues accounted for 75% and 68% of total revenues in the first quarter of fiscal year 2007 and 2006, respectively.

Total revenues in the first quarter of fiscal 2008 were $4.0 million, an increase of $2.3 million. This represents an increase of 135% over the first quarter of fiscal 2007 revenues of $1.7 million. The increase in total revenue was primarily due to our acquisition of Gupta in November 2006 which resulted in both an increase in maintenance service revenues and an increase in software license revenue. Total software license revenues in the first quarter of fiscal 2008 were $1.5 million, an increase of $1.1 million or 275% from the first quarter of fiscal 2007. The increase in license revenues in the first quarter of fiscal 2008 was the result of an increase in the number of high dollar value sales that occurred during the quarter compared to the first quarter of fiscal 2007. In particular, we closed several high dollar value orders in our Asian territory. Total services revenues were $2.5 million in the first quarter of fiscal 2008, an increase of $1.2 million or 92% from the first quarter of fiscal 2007.

For the first quarter of fiscal 2008 and 2007, total revenues from the Americas were 47% and 44% of total revenues, respectively. Total revenue from the Americas in absolute dollars was $1.9 million for the first quarter of fiscal 2008 and $0.8 million for the first quarter of fiscal 2007. Total revenue from our European territory was $2.1 million in the first quarter of fiscal 2008 and $0.9 million for the first quarter of fiscal 2007. On a percentage basis, revenue from our European territory was 53% for the first quarter of fiscal 2008 and 56% for fiscal 2007.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of expenses associated with royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful live. Cost of software licenses was approximately $0.05 million for both the first quarter of fiscal 2008 and 2007.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $0.2 million for both the first quarter of fiscal 2008 and fiscal 2007. Our cost of services as a percent of services revenues was 8% and 19% in the first quarter of fiscal 2008 and fiscal 2007, respectively. The favorable decrease in the percentage of cost of service expenses to services revenue in fiscal 2008 was the result of adding over $1.1 million in maintenance service revenues while also enjoying positive economies of scale relative to expenses as a result of our acquisition of Gupta.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the first quarter of fiscal 2008 were $0.9 million compared to $0.4 million in the same period of fiscal 2007. The increase in product development costs was the addition of the Gupta product development team plus additional outsourced development costs associated with efforts to develop a new release of Gupta’s Team Developer product.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $2.7 million in the first quarter of fiscal 2008 and $1.4 million for the first quarter of fiscal 2007. The increase in SG&A costs in fiscal 2008 is the result of adding Gupta staff in the areas of sales, marketing and administrative services. In the first quarter of fiscal 2008 and fiscal 2007 our SG&A expenses as a percent of total revenues was 68% and 78%, respectively. The major components of SG&A for the first three months of fiscal 2008 were sales expenses of $1.3 million, marketing expenses of $0.3 million and general and administrative expenses of $1.1 million. For the first quarter of fiscal 2007, the major components of SG&A were sales expenses of $0.6 million, marketing expenses of $0.1 million and general and administrative expenses of $0.7 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Interest expense for the first quarter of fiscal 2008 was $279,000 and was $1,500 for the first quarter of fiscal 2007. Fiscal 2008 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs. Foreign exchange gains for the first quarter of fiscal 2008 and 2007 were $31,000 and $2,000, respectively. Included in other income (expense) in the first quarter of fiscal 2008 is an expense of $73,000 for penalties associated with commitments related a registration statement. Pursuant to the debt financing agreement entered into with ComVest in conjunction with the Gupta acquisition, the Company is subject to a $1,000 per day penalty for each day following six months from the date of the financing that the shares of ComVest are not registered and deemed effective by the SEC. While the Company has made several filings with the SEC in an attempt to have the shares deemed effective, such notification has yet to be received from the SEC and the Company is incurring the penalty per the debt financing agreement.

Provision for Income Taxes. For the first quarter of fiscal 2008, the Company recorded $10,000 in federal tax expense and no expense for state or foreign taxes. For the first quarter of fiscal 2007, the Company recorded no state, federal or foreign tax expense.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product which were sold in November 2006 have been reported as discontinued operations for the three months ended July 31, 2006. The divestitures of these businesses were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

	Three Months Ended July 31,
	2007	2006
Revenue	$—	$363
Loss from discontinued operations	$—	$(462)

Liquidity and Capital Resources

At July 31, 2007, the Company had cash and cash equivalents of $1.9 million, compared to $2.1 million at April 30, 2007. The Company had accounts receivable of $3.9 million as of July 31, 2007 and $4.4 million as of April 30, 2007.

On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and have terms of 48 to 60 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As of July 31, 2007, there was $1.85 million outstanding on the revolver. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

We believe that existing cash, $1.9 million as of July 31, 2007, along with forecasted operating cash flows for fiscal year 2008 and the ComVest credit facility, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2008. The fiscal 2008 operating plan assumes normal operations for the Company, capital expenditures of approximately $50,000 and required interest and principal payments on debt.

Operating Cash Flow. In the first quarter of fiscal 2008, we had cash flows from continuing operations of $32,000. This compares to fiscal 2007 first quarter cash flows from continuing operations of $0.9 million. Cash flows provided by operations for the first quarter of fiscal 2008 principally resulted from a $0.5 million decrease in accounts receivable, a $0.3 million increase in accounts payable, a $0.1million decrease in prepaid expenses and other current assets, $0.2 million in amortization and $0.1 million in depreciation. Offsetting these amounts was a loss from continuing operations for the first quarter of fiscal year 2008 of $0.2 million, a decrease of $0.6 million in deferred revenue, a decrease of $0.3 million in other accrued liabilities and a decrease of $0.1 million in fulfillment of support obligations.

In the first quarter of fiscal 2007, the positive operating cash flows of $0.9 million from continuing operations principally resulted from a $2.2 million decrease in accounts receivable. Offsetting this was a net loss from continuing operations of $0.3 million, a decrease in deferred revenue of $0.6 million, a $0.3 million decrease in accrued compensation and related expenses and a decrease in accounts payable of $0.1 million.

Investing Cash Flows. Cash used in investing activities for continuing operations was a negative $0.3 million for the first quarter of fiscal 2008. The use of cash consisted of $0.3 million expended related to the acquisition of Active Data Corporation and $39,000 for the purchase of property and equipment. Cash used in investing activities for continuing operations was $31,000 in for the first quarter of fiscal 2007 and was related entirely to the purchase of property and equipment.

Financing Cash Flows. Net cash provided by financing activities for continuing operations in the first quarter of fiscal 2008 was $0.1 million. Cash from financing activities was the result of $0.5 million from borrowings under the Company’s revolver note. In the first quarter of fiscal 2008 $0.5 million in cash was used to make principal payments on debt obligations. In the first quarter of fiscal 2007 cash used by financing activities was $19,000 and was the result of cash payments for principal payments on debt.

A summary of certain contractual obligations as July 31, 2007 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	5,047	1,421	1,489	1,489	648
Revolver note	1,850	—	—	1,850	—
Other long-term liabilities	108	—	—	—	108
Capital leases	22	8	14	—	—
Operating leases	1,198	868	215	109	6
Total contractual cash obligations	$8,225	$2,297	$1,718	$3,448	$762

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

We expect that our operating results will continue to be affected by the continually challenging IT economic environment as well as by seasonal trends. In particular, we generally experience weak demand in the fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $1.9 million as of July 31, 2007. Unify had no short-term investments at July 31, 2007.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of July 31, 2007, there was $1.85 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s subsidiaries in France, Germany and the UK. At July 31, 2007, the Company had $2.3 million in such payables denominated in euros and a total $2.3 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report, except for the potential impact from reporting the Gupta acquisition, as more fully disclosed in Note 2 to the unaudited condensed consolidated financials statements contained in this report. We are currently in the process of assessing and integrating Gupta disclosure controls and procedures into our financial reporting systems and expect to complete our integration activities over a period of 12 months from the acquisition date (November 20, 2006). Prior to being acquired by Unify, Gupta was a subsidiary of a public company, Halo Technology Holdings, Inc. In conjunction with Halo’s Form 10-KSB filing for the year ended June 30, 2006, Halo’s management reported no concerns relative to disclosure controls or procedures for Gupta or any of Gupta’s subsidiaries.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the potential impact from reporting the Gupta acquisition, as more fully disclosed in Note 2 to the unaudited condensed consolidated financials statements contained in this report. We are currently in the process of assessing and integrating Gupta financial reporting into our financial reporting systems and expect to complete our integration activities over a period of 12 months from the acquisition date (November 20, 2006).

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

Date: September 13, 2007	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)