Form 10-Q/A
period 2007-01-31
UNIFY CORP
filed 2007-12-18
CIK 880562

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

EXPLANATORY NOTE

Amendment No. 2 to the Quarterly Report on Form 10-Q/A
For the Quarterly Period Ended January 31, 2007

In December 2007, an error was identified related to our accounting for the acquisition of Gupta Technologies LLC (“Gupta”) in November 2006. The acquisition of Gutpa was part of a purchase and exchange agreement whereby, in addition to acquiring Gupta, the Company also sold its Insurance Risk Management Division. In accounting for the purchase and exchange transaction, the Company incorrectly capitalized certain future payments as direct costs of the sale and acquisition. The future payments should have been expensed and in this filing the Company is restating its unaudited condensed consolidated financial statements. The Company is also revising Item 4. Controls and Procedures.

UNIFY CORPORATION
FORM 10-Q/A

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2007 Restated and	4
	April 30, 2006

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	5
	months ended January 31, 2007 Restated and 2006

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	6
	ended January 31, 2007 Restated and 2006

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	21
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	31

SIGNATURE		32

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,
	2007	April 30,
	(Restated)	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,164	$1,881
Accounts receivable, net	4,590	3,359
Prepaid expenses and other current assets	595	499
Assets of discontinued operations held for sale	—	1,954
Total current assets	7,349	7,693

Property and equipment, net	262	244
Investments	214	214
Goodwill	5,958	—
Intangibles, net	2,827	—
Other assets, net	1,157	200
Total assets	$17,767	$8,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$665	$353
Short-term borrowings and current portion of long-term debt	1,089	33
Accrued compensation and related expenses	959	773
Accrued acquisition costs	684	—
Other accrued liabilities	1,197	713
Deferred revenue	4,780	2,880
Liabilities of discontinued operations	—	1,284
Total current liabilities	9,374	6,036

Long-term debt, net of current portion	6,637	3
Other long-term liabilities	117	77

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	65,586	63,937
Accumulated other comprehensive income (loss)	(6)	19
Accumulated deficit	(63,971)	(61,750)
Total stockholders’ equity	1,639	2,235
Total liabilities and stockholders’ equity	$17,767	$8,351

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007		2007
	(Restated)	2006	(Restated)	2006
Revenues:
Software licenses	$1,538	$664	$2,714	$2,724
Services	1,772	1,330	4,520	4,099
Total revenues	3,310	1,994	7,234	6,823

Cost of Revenues:
Software licenses	217	95	286	355
Services	224	280	756	853
Total cost of revenues	441	375	1,042	1,208
Gross profit	2,869	1,619	6,192	5,615

Operating Expenses:
Product development	789	349	1,556	1,270
Selling, general and administrative	2,578	1,356	5,243	4,079
Total operating expenses	3,367	1,705	6,799	5,349
Income (loss) from operations	(498)	(86)	(607)	266
Other income (expense), net	(202)	15	(93)	38
Income (loss) from continuing operations before
income taxes	(700)	(71)	(700)	304
Provision for income taxes	77	—	77	—
Income (loss) from continuing operations	(777)	(71)	(777)	304
Loss from discontinued operations	(505)	(617)	(1,445)	(1,099)
Net loss	$(1,282)	$(688)	$(2,222)	$(795)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.02)	$0.00	$(0.03)	$0.01
Discontinued operations	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Net loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.03)

Dilutive earnings per share:
Continuing operations	$(0.02)	$0.00	$(0.03)	$0.01
Discontinued operations	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Net loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.03)

Shares used in computing net income (loss) per share:
Basic	29,678	29,148	29,575	29,065
Dilutive	29,678	29,148	29,575	29,454

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2007
	(Restated)	2006
Cash flows from operating activities:
Net loss	$(2,222)	$(795)
Loss from discontinued operations	(1,445)	(1,099)
Income (loss) from continuing operations	(777)	304

Reconciliation of income (loss) to net cash used in continuing operating activities:
Depreciation	144	131
Loss on disposal of equipment	—	2
Amortization	123	10
Fulfillment of support obligations	(90)	—
Discount on notes payable	29	—
Stock based expense	105	103
Changes in operating assets and liabilities:
Accounts receivable	(10)	(98)
Prepaid expenses and other current assets	63	135
Other long term assets	(159)	—
Accounts payable	(465)	(492)
Accrued compensation and related expenses	(529)	(211)
Other accrued liabilities	(1,055)	(100)
Accrued acquisition costs	684	—
Deferred revenue	1,861	(357)
Other long term liabilities	20	—
Net cash used in continuing operating activities	(56)	(573)
Cash flows from investing activities:
Acquisition, net of cash acquired	(5,720)	—
Purchases of property and equipment	(60)	(33)
Net cash used in investing activities of continuing operations	(5,780)	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	56
Proceeds from debt obligations	7,600	—
Short-term borrowings	149	675
Principal payments under debt obligations	(78)	7
Net cash provided by financing activities from continuing operations	7,671	738

Effect of exchange rate changes on cash	(108)	(49)
Cash flows of discontinued operations:
Net cash used in operating activities	(1,444)	(952)
Net cash used in investing activities	—	(13)
Net cash used in financing activities	—	(64)

Net increase (decrease) in cash and cash equivalents	283	(946)
Cash and cash equivalents, beginning of period	1,881	3,675
Cash and cash equivalents, end of period	$2,164	$2,729

Supplemental cash flow information for continuing operations:
Cash received (paid) during the period for:
Interest	$(167)	$84
See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007

1. Basis of Presentation and Restatement of Financial Statements

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

Restatement

In December 2007, the Company determined that due to an accounting error it would restate its consolidated financial statements for the fiscal year ended April 30, 2007 included in its 2007 Annual Report on Form 10-K and its condensed consolidated financial statements for the quarters ended January 31, 2007 and July 31, 2007. The decision to restate the consolidated financial statements was made by the Audit Committee of the Company’s Board of Directors. The restatement reflects the identification of an error related to the accounting for the acquisition of Gupta Technologies LLC (“Gupta”) in November 2006. The acquisition of Gutpa was part of a purchase and exchange agreement whereby, in addition to acquiring Gupta, the Company also sold its Insurance Risk Management Division. In accounting for the purchase and exchange transaction, the Company incorrectly capitalized $384,000 in future payments as direct costs of the sale and acquisition. The future payments of $384,000 have been determined to be indirect costs of the sale and should have been expensed. The restatement increases the Company’s loss from discontinued operations for the fiscal year ended April 30, 2007 and the quarter ended January 31, 2007 by $384,000 and increases the Company’s net loss by the same amount. The restatement also decreases the amount reported as goodwill by $384,000 as of April 30, 2007 and the quarters ended January 31, 2007 and July 31, 2007.

The following table reflects the impact of the restatement on the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31, 2007		January 31, 2007
	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Loss from discontined operations	$(121)	$(505)	$(1,061)	$(1,445)
Net loss	(898)	(1,282)	(1,838)	(2,222)

Net loss per share:
Basic earnings per share:
Continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)
Net loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.08)

Net loss per share:
Dilutive earnings per share:
Continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)
Net loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.08)

The following table reflects the impact of the restatement on the Company’s Unaudited Condensed Consolidated Balance Sheet for period ended January 31, 2007 (in thousands):

	January 31, 2007
	Amounts
	Previously	As
	Reported	Restated
ASSETS
Goodwill	$6,342	$5,958
Total Assets	18,151	17,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued acquisition costs	$—	$684
Other accrued liabilities	1,881	1,197
Accumulated deficit	(63,587)	(63,971)
Total stockholders' equity	2,023	1,639
Total liabilities and stockholders' equity	18,151	17,767

The following table reflects the impact of the restatement on the Company’s Unaudited Condensed Statement of Cash Flows for the nine months ended January 31, 2007 (in thousands):

	Nine Months Ended
	January 31, 2007
	Amounts
	Previously	As
	Reported	Restated
Net loss	$(1,838)	$(2,222)
Loss from discontinued operations	(1,061)	(1,445)
Other accrued liabilities	(371)	(1,055)
Accrued acquisition costs	—	684
Acquisition, net of cash acquired	(6,104)	(5,720)
Net cash used in investing activities of continuing operations	(6,164)	(5,780)
Net cash used in operating activities	(1,060)	(1,444)

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

Acquisition Related Charges

Acquisition related charges associated with the Gupta Purchase totaled approximately $610,000 for the three and nine months ended January 31, 2007 and related entirely to the acquisition of Gupta on November 20, 2006. The charges consisted of integration-related professional services of $24,000, professional fees of $110,000, personnel related costs for transitional employees of $398,000 and stock-based compensation expenses of $78,000. Stock-based compensation included in acquisition related charges resulted from the acceleration of unvested options for IRM division employees that were terminated in conjunction with the sale of the IRM division to Halo. Expenses associated with disposal of the Insurance Risk Management Division for the three months ended January 31 2007, were $419,000.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenue	$32	$428	$541	$986
Loss from discontinued operations	$(505)	$(617)	$(1,445)	$(1,099)

Assets and liabilities of the IRM division and the ViaMode product as of April 30, 2006 were as follows (in thousands):

April 30,
2006
Accounts receivable	$114
Other assets	200
Property and equipment, net	23
Intangibles, net	212
Goodwill	1,405
Total assets	$1,954

Accounts payable	$26
Other accrued liabilities	737
Accrued compensation and related expenses	105
Deferred revenue	416
Total liabilities	$1,284

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net loss as reported	$(1,282)	$(688)	$(2,222)	$(795)
Add: stock-based employee compensation included	4	—	62	—
in reported net loss
Less: stock-based employee compensation expense,
determined under fair value method for all awards	(4)	(24)	(62)	(213)
Pro forma net loss	$(1,282)	$(712)	$(2,222)	$(1,008)

Net loss per share (basic and diluted), as reported	$(0.04)	$(0.02)	$(0.08)	$(0.03)
Net loss per share (basic and diluted), pro forma	$(0.04)	$(0.02)	$(0.08)	$(0.03)

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

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2007 and April 30, 2006 (in thousands). The April 30, 2006 amounts relate entirely to the Company’s IRM division which was sold on November 20, 2006. The January 31, 2007 amounts relate entirely to the purchase of Gupta Technologies LLC on November 20, 2006. See Note 2:

	Gross		Net
	carrying	Accumulated	carrying	Estimated
January 31, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,958	$—	$5,958	—
Finite Lives:
Customer-related	1,500	(50)	1,450	5 years
Technology-based	1,050	(44)	1,006	4 years
Trademarks	300	(12)	288	4 years
Trade name	100	(17)	83	1 year
Total	$8,908	$(123)	$8,785

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2006	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years
Total	$1,769	$(152)	$1,617

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

Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Deferred maintenance revenue beginning balance	$1,790	$1,814	$2,820	$2,849
Deferred maintenance revenue recognized during period	(1,609)	(1,264)	(4,055)	(3,787)
Deferred maintenance revenue of new maintenance contracts	4,486	2,367	5,902	3,855
Deferred maintenance revenue ending balance	$4,667	$2,917	$4,667	$2,917

9. Comprehensive Loss

The Company’s total comprehensive loss for the periods shown was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net loss	$(1,282)	$(688)	$(2,222)	$(795)
Foreign currency translation loss	(29)	(2)	(25)	(49)
Total comprehensive loss	$(1,311)	$(690)	$(2,247)	$(844)

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net loss (Numerator):
Net loss, basic and diluted	$(1,282)	$(688)	$(2,222)	$(795)

Shares (Denominator):
Weighted average shares of common stock outstanding, basic	29,678	29,148	29,575	29,065
Effect of dilutive securities (stock options and warrants)	—	—	—	—
Weighted average shares of common stock outstanding, diluted	29,678	29,148	29,575	29,065

Per Share Amount:
Net loss per share, basic	$(0.04)	$(0.02)	$(0.08)	$(0.03)
Effect of dilutive securities	—	—	—	—
Net loss per share, diluted	$(0.04)	$(0.02)	$(0.08)	$(0.03)

Weighted average anti-dilutive stock options and warrants excluded
from diluted net loss per share	12,561	5,144	7,435	5,173

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

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Total revenues:
Americas	$1,422	$1,292	$3,259	$4,622
Europe	1,888	702	3,975	2,201
Total revenues from continuing operations	3,310	1,994	7,234	6,823
Total revenues from discontinued operations	32	428	541	986
Total revenues	$3,342	$2,422	$7,775	$7,809

Operating Income (loss):
Americas	$(1,516)	$(299)	$(2,260)	$(654)
Europe	1,018	213	1,653	920
Total operating income (loss) from continuing operations	(498)	(86)	(607)	266
Total operating loss from discontinued operations	(505)	(617)	(1,445)	(1,099)
Total operating loss	$(1,003)	$(703)	$(2,052)	$(833)

Interest income	$4	$33	$40	$92

Total assets by segment were as follows (in thousands):
	January 31,	April 30,
	2007	2006
Assets:
Americas	$14,716	$4,218
Europe	3,051	2,179
Total assets of continuing operations	$17,767	$6,397
Assets held for sale	—	1,954
Total assets	$17,767	$8,351

Total intersegment revenues were as follows (in thousands):
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Intersegment revenues:
Americas	$175	$321	$701	$778
Europe	382	—	382	—
Total intercompany revenues	$557	$321	$1,083	$778

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues:
Software licenses	46.5%	33.3%	37.5%	39.9%
Services	53.5%	66.7%	62.5%	60.1%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	6.5%	4.8%	4.0%	5.2%
Services	6.8%	14.0%	10.4%	12.5%
Total cost of revenues	13.3%	18.8%	14.4%	17.7%

Gross profit	86.7%	81.2%	85.6%	82.3%

Operating Expenses:
Product development	23.8%	17.5%	21.5%	18.6%
Selling, general and administrative	77.9%	68.0%	72.5%	59.8%
Total operating expenses	101.7%	85.5%	94.0%	78.4%
Income (loss) from operations	(15.0)%	(4.3)%	(8.4)%	3.9%
Other income (expense), net	(6.1)%	0.7%	(1.3)%	0.6%
Income (loss) from continuing operations before taxes	(21.1)%	(3.6)%	(9.7)%	4.5%
Provision for income taxes	(2.30)%	—%	(1.10)%	—%
Income (loss) from continuing operations	(23.4)%	(3.6)%	(10.8)%	4.5%
Loss from discontinued operations, net of taxes	(15.3)%	(30.9)%	(19.9)%	(16.1)%
Net loss	(38.7)%	(34.5)%	(30.7)%	(11.6)%

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

Discontinued Operations

Beginning in the second quarter of fiscal 2007, the Company’s IRM division and its ViaMode software product were classified as discontinued operations. The Company’s IRM division and its ViaMode software product were sold to Halo on November 20, 2006. Loss from discontinued operations for the three months ended January 31, 2007 and 2006, was $0.5 million and $0.6 million, respectively. For the nine months ended January 31, 2007 and 2006, loss from discontinued operations was $1.4 million and $1.1 million, respectively.

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

Overall, cash has increased by $0.3 million for the first nine months of fiscal 2007. Cash flows from continuing operations used by operating activities were $0.1 million for the first nine months of fiscal 2007, compared to a usage of cash from operations of $0.6 million for the first nine months of fiscal 2006. Primary reasons operating cash was used in the first nine months of fiscal 2007 were the result of a net loss of $0.8 million, an increase in other long term assets of $0.2 million, a decrease in accounts payable of $0.5 million, a decrease in other accrued liabilities of $1.1 million and a decrease in accrued compensation of $0.5 million offset by an increase in deferred revenue of $1.9 million, an increase in accrued acquisition costs of $0.7 million, depreciation of $0.1 million, amortization of $0.1 and stock based expense of $0.1 million.

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

Cash used by discontinued operations for the first nine month period of fiscal 2007 and fiscal 2006 was $1.4 million and $1.0 million, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated thc effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report, except for the potential impact from reporting the Gupta acquisition, as more fully disclosed in Note 2 to the unaudited condensed consolidated financials statements under Part 1, Item 1 of this report. We are currently in the process of assessing and integrating Gupta disclosure controls and procedures into our financial reporting systems and expect to complete our integration activities over a period of 12 months from the acquisition date (November 20, 2006). Prior to being acquired by Unify, Gupta was a subsidiary of a public company, Halo Technology Holdings, Inc. In conjunction with Halo’s Form 10-KSB filing for the year ended June 30, 2006, Halo’s management reported no concerns relative to disclosure controls or procedures for Gupta Technologies LLC (“Gupta”) or any of Gupta’s subsidiaries.

In December 2007, the Company determined that due to an accounting error it would restate its consolidated financial statements for the fiscal year ended April 30, 2007 included in its 2007 Annual Report on Form 10-K and its condensed consolidated financial statements for the quarters ended January 31, 2007 and July 31, 2007. The decision to restate thc consolidated financial statements was made by the Audit Committee of the Company’s Board of Directors. The restatement reflects the identification of an error related to the accounting for the acquisition of Gupta Technologies LLC (“Gupta”) in November 2006. The acquisition of Gutpa was part of a purchase and exchange agreement whereby, in addition to acquiring Gupta, the Company also sold its Insurance Risk Management Division. In accounting for the purchase and exchange transaction, the Company incorrectly capitalized $384,000 in future payments as direct costs of the sale and acquisition. The future payments of $384,000 have been determined to be indirect costs of the sale and should have been expensed. The restatement increases the Company’s loss from discontinued operations for the fiscal year ended April 30, 2007 and the quarter ended January 31, 2007 by $384,000 and increases the Company’s net loss by the same amount. The restatement also dccreases the amount reported as goodwill by $384,000 as of April 30, 2007 and the quarters ended January 31, 2007 and July 31, 2007.

As a result of the error noted above, the Company identified a significant deficiency in internal control related to the accounting for non-routine complex transactions. In the future, the Company intends to engage an outside accounting expert to advise it regarding any complex non-routine transactions to ensure accounting entries are properly recorded. The Company believes this change to our system of disclosure and procedure controls will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported correctly.

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

Date: December 14, 2007	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)