Form 10-K/A
period 2007-04-30
UNIFY CORP
filed 2007-12-18
CIK 880562

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

EXPLANATORY NOTE

Amendment No. 1 to the Annual Report on Form 10-K/A
For the Fiscal Year Ended April 30, 2007

     In December 2007, an error was identified related to our accounting for the acquisition of Gupta Technologies LLC (“Gupta”) in November 2006. The acquisition of Gutpa was part of a purchase and exchange agreement whereby, in addition to acquiring Gupta, the Company also sold its Insurance Risk Management Division. In accounting for the purchase and exchange transaction, the Company incorrectly capitalized certain future payments as direct costs of the sale and acquisition. The future payments should have been expensed and in this filing the Company is restating its consolidated financial statements. The Company is also revising Item 9A. Controls and Procedures.

PART I

A Caution about Forward-Looking Statements:

     The discussion in this Annual Report on Form 10-K/A contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

WHERE YOU CAN FIND MORE INFORMATION

     You are advised to read this Form 10-K/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Unify) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.unify.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

RISK FACTORS

     In evaluating the Company’s business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K/A and in our other filings with the SEC.

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

	Years Ended April 30,
	2007
	(As Restated)	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$4,432	$4,759	$5,118	$6,111	$5,895
Services	6,755	5,384	6,085	5,814	6,278
Total revenues	11,187	10,143	11,203	11,925	12,173
Cost of Revenues:
Software licenses	377	448	337	595	263
Services	1,024	1,106	1,430	1,299	1,133
Total cost of revenues	1,401	1,554	1,767	1,894	1,396
Gross profit	9,786	8,589	9,436	10,031	10,777
Operating Expenses:
Product development	2,360	1,643	2,813	2,996	4,108
Selling, general and administrative	8,314	5,801	8,673	7,840	6,391
Write-down of other investments	—	—	—	175	200
Total operating expenses	10,674	7,444	11,486	11,011	10,699
Income (loss) from operations	(888)	1,145	(2,050)	(980)	78
Interest expense	(527)	(11)	(23)	(68)	(27)
Other income (expense), net	136	61	71	41	30
Income (loss) before income taxes	(1,279)	1,195	(2,002)	(1,007)	81
Provision (benefit) for income taxes	82	-	9	3	(38)
Income (loss) from continuing operations	$(1,361)	$1,195	$(2,011)	$(1,010)	$119
Loss from discontinued operations	(1,445)	(1,823)	(353)	—	—
Net income (loss)	$(2,806)	$(628)	$(2,364)	$(1,010)	$119

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.23)	$0.21	$(0.36)	$(0.23)	$0.03
Discontinued operations	$(0.24)	$(0.32)	$(0.07)	$—	$—
Net income (loss) per share	$(0.47)	$(0.11)	$(0.43)	$(0.23)	$0.03

Dilutive earnings per share:
Continuing operations	$(0.23)	$0.20	$(0.36)	$(0.23)	$0.03
Discontinued operations	$(0.24)	$(0.31)	$(0.07)	$—	$—
Net income (loss) per share	$(0.47)	$(0.11)	$(0.43)	$(0.23)	$0.03
Shares used in computing net income (loss) per share:
Basic	5,927	5,803	5,555	4,311	4,187
Diluted	5,927	5,875	5,555	4,311	4,338
Consolidated Balance Sheet Data (As Restated):
Cash and cash equivalents	$2,064	$1,881	$3,675	$6,606	$3,030
Working capital (deficit)	(3,343)	1,657	1,886	3,816	658
Total assets	15,654	8,351	9,490	10,743	6,675
Long term debt, net	4,910	3	31	—	—
Total stockholders' equity	469	2,235	2,567	4,492	1,509

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company contains forward-looking statements that involve risks and uncertainties and should be read in conjunction with the cautionary language applicable to such forward-looking statements described above in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K/A. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K/A. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Risk Factors discussed in this Annual Report and in the Company’s other filings with the SEC.

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

Results of Operations

     The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2007
	(As Restated)	2006	2005
Revenues:
Software licenses	39.6%	46.9%	45.7%
Services	60.4	53.1	54.3
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	3.4	4.4	3.0
Services	9.1	10.9	12.8
Total cost of revenues	12.5	15.3	15.8
Gross profit	87.5	84.7	84.2
Operating expenses:
Product development	21.1	16.2	25.1
Selling, general and administrative	74.3	57.2	77.4
Total operating expenses	95.4	73.4	102.5
Income (loss) from operations	(7.9)	11.3	(18.3)
Interest expense	(4.7)	0.0	0.0
Other income (expense), net	1.2	0.5	0.4
Income (loss) from continuing operations before income taxes	(11.4)	11.8	(17.9)
Provision for income taxes	0.7	0.0	0.1
Income (loss) from continuing operations	(12.1)	11.8	(18.0)
Loss from discontinued operations, net of taxes	(12.9)%	(18.0)	(3.1)
Net loss	(25.0)%	(6.20)%	(21.10)%

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

     Operating Cash Flows. In fiscal 2007, we had cash flows from continuing operations of $0.5 million. This compares to fiscal 2006 and 2005 where cash flows from continuing operations were a negative $39,000 and a negative $2.2 million, respectively. Cash flows provided by operations for fiscal 2007 principally resulted from a $2.6 million increase in deferred revenue, a $0.4 million decrease in accounts receivable, a $0.2 million increase in prepaid expenses and other current assets, a $0.5 million increase in accrued acquisition costs, $0.3 million in amortization, $0.2 million in depreciation and $0.1 million in stock based expenses. Offsetting these amounts was a loss from continuing operations for fiscal year 2007 of $1.4 million, a decrease of $0.7 million in accrued compensation and related expenses, a $0.5 million decrease in accounts payable, a decrease of $0.8 million in other accrued liabilities, an increase of $0.2 million in other long term assets and fulfillment of support obligations of $0.2 million.

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

     Investing Cash Flows .Cash used in investing activities for continuing operations was a negative $5.8 million for fiscal 2007. The use of cash consisted of $5.8 million expended for the acquisition of Gupta and $0.1 million for the purchase of property and equipment. Cash used in investing activities for continuing operations was $41,000 in fiscal 2006 and $0.2 million in fiscal 2005. The use of cash in investing activities for continuing operations for both fiscal 2006 and fiscal 2005 was entirely related to the purchase of property and equipment.

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

     As a result of the error noted above, the Company identified a significant deficiency in internal control related to the accounting for non-routine complex transactions. In the future, the Company intends to engage an outside accounting expert to advise it regarding any complex nonroutine transactions to ensure accounting entries are properly recorded. The Company believes this change to our system of disclosure and procedure controls will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported correctly.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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

Dated: December 14, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	December 14, 2007
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	December 14, 2007
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	December 14, 2007
Steven D. Whiteman

/s/ ROBERT J. MAJTELES	Director	December 14, 2007
Robert J. Majteles

/s/ TERY R. LARREW	Director	December 14, 2007
Tery R. Larrew

/s/ RICHARD M. BROOKS	Director	December 14, 2007
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

     As discussed in Note 21, the accompanying consolidated financial statements as of and for the year ended April 30, 2007 have been restated.

/s/ GRANT THORNTON LLP
Reno, Nevada
July 17, 2007 (except for Foonote 21 as to which the date is December 14, 2007)

UNIFY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,
	2007	April 30,
	(As Restated)	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,064	$1,881
Accounts receivable, net of allowances of $193 in 2007, and $48 in 2006	4,219	3,283
Accounts receivable-related party	8	76
Prepaid expenses and other current assets	520	499
Assets of discontinued operations held for sale	—	1,954
Total current assets	6,811	7,693

Property and equipment, net	229	244
Other investments	214	214
Goodwill	5,283	—
Intangibles, net	2,643	—
Other assets, net of allowances of $213 in 2007, and $246 in 2006	474	200
Total assets	$15,654	$8,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$620	$353
Current portion of long term debt	1,361	33
Accrued compensation and related expenses	804	773
Accrued acquisition costs	508	—
Other accrued liabilities	1,284	713
Deferred revenue	5,577	2,880
Liabilities of discontinued operations	—	1,284
Total current liabilities	10,154	6,036

Long term debt, net	4,910	3
Other long term liabilities	121	77

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 6,029,201
and 5,904,721 shares outstanding in 2007 and 2006	30	29
Additional paid-in capital	64,949	63,937
Accumulated other comprehensive income	45	19
Accumulated deficit	(64,555)	(61,750)
Total stockholders’ equity	469	2,235
Total liabilities and stockholders’ equity	$15,654	$8,351

See accompanying notes

UNIFY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended April 30,
	2007 (As Restated)	2006	2005
Revenues:
Software licenses	$4,432	$4,759	$5,118
Services	6,755	5,384	6,085
Total revenues	11,187	10,143	11,203

Cost of Revenues:
Software licenses	377	448	337
Services	1,024	1,106	1,430
Total cost of revenues	1,401	1,554	1,767
Gross profit	9,786	8,589	9,436

Operating Expenses:
Product development	2,360	1,643	2,813
Selling, general and administrative	8,314	5,801	8,673
Total operating expenses	10,674	7,444	11,486
Income (loss) from operations	(888)	1,145	(2,050)

Other Income (Expense):
Interest expense	(527)	(11)	(23)
Other, net	136	61	71
Other expense, net	(391)	50	48

Income (loss) from continuing operations before income
taxes	(1,279)	1,195	(2,002)
Provision for income taxes	82	—	9
Income (loss) from continuing operations	$(1,361)	$1,195	$(2,011)
Loss from discontinued operations	(1,445)	(1,823)	(353)
Net loss	$(2,806)	$(628)	$(2,364)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.23)	$0.21	$(0.36)
Discontinued operations	(0.24)	(0.32)	(0.07)
Net loss per share	$(0.47)	$(0.11)	$(0.43)

Dilutive earnings per share:
Continuing operations	$(0.23)	$0.20	$(0.36)
Discontinued operations	(0.24)	(0.31)	(0.07)
Net loss per share	$(0.47)	$(0.11)	$(0.43)

Shares used in computing net income (loss) per share:
Basic	5,927	5,803	5,555
Diluted	5,927	5,875	5,555

See accompanying notes

UNIFY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

				Accumulated
			Additional	Other		Total	Comprehensive
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	(Loss)
Balances at April 30, 2004	5,454,784	$27	$63,205	$18	$(58,758)	$4,492
Comprehensive loss
Net loss from continued operations	—	—	—	—	(2,011)	(2,011)	$(2,011)
Net loss from discontinued operations	—	—	—	—	(353)	(353)	(353)
Translation adjustments	—	—	—	55	—	55	55
Total comprehensive loss							$(2,309)
Issuance of common stock	104,166	1	249	—	—	250

Costs related to private placement	—	—	(93)	—	—	(93)

Issuance of common stock warrants	—	—	3	—	—	3

Net exercise of common stock warrants	13,603	—	—	—	—	—

Exercise of stock options	53,834	—	83	—	—	83

Issuance of common stock under employee
stock purchase plan	53,632	—	101	—	—	101
Stock-based compensation	8,511	—	40	—	—	40
Balances at April 30, 2005	5,688,530	28	63,588	73	(61,122)	2,567
Comprehensive loss
Net income from continued operations	—	—	—	—	1,195	1,195	$1,195
Net loss from discontinued operations	—	—	—	—	(1,823)	(1,823)	(1,823)
Translation adjustments	—	—	—	(54)	—	(54)	(54)
Total comprehensive loss							$(682)
Issuance of common stock	88,527	1	172	—	—	173
Exercise of stock options	62,523	—	58	—	—	58

Issuance of common stock under employee
stock purchase plan	42,060	—	62	—	—	62

Stock-based compensation	23,081	—	57	—	—	57
Balances at April 30, 2006	5,904,721	29	63,937	19	(61,750)	2,235
Comprehensive loss
Net loss from continued operations	—	—	—	—	(1,361)	(1,361)	$(1,361)
Net loss from discontinued operations (As Restated)	—	—	—	—	(1,445)	(1,445)	(1,445)
Translation adjustments	—	—	—	26	1	27	27
Total comprehensive loss							$(2,779)
Issuance of common stock	—	—	43	—	—	43
Exercise of stock options	85,080	1	152	—	—	153
Fair value of warrants issued	—	—	743	—	—	743
Stock-based compensation	39,400	—	74	—	—	74
Balances at April 30, 2007 (As Restated)	6,029,201	$30	$64,949	$45	$(64,555)	$469

See accompanying notes

UNIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2007 (As Restated)	2006	2005
Cash flows from operating activities:
Net loss	$(2,806)	$(628)	$(2,364)
Loss from discontinued operations	(1,445)	(1,823)	(353)
Income (loss) from continuing operations	(1,361)	1,195	(2,011)
Reconciliation of income (loss) to net cash provided by (used in) continuing operating
Depreciation	185	169	183
Loss on disposal of property	—	3	—
Amortization	307	12	—
Fulfillment of support obligations	(224)	—	—
Amortization of discount on notes payable	138	—	—
Stock based expense	117	102	43
Changes in operating assets and liabilities:
Accounts receivable	387	(925)	419
Prepaid expenses and other current assets	172	125	(112)
Other long term assets	(200)	—	—
Accounts payable	(520)	(300)	129
Accrued compensation and related expenses	(723)	68	(121)
Accrued acquisition costs	508	—	—
Other accrued liabilities	(839)	(339)	(403)
Deferred revenue	2,623	(149)	(352)
Net cash provided by (used in) continuing operating activities	570	(39)	(2,225)
Cash flows from investing activities:
Acquisition, net of cash acquired	(5,804)	—	—
Purchases of property and equipment	(63)	(41)	(208)
Decrease in other assets	—	—	4
Net cash used in investing activities of continuing operations	(5,867)	(41)	(204)
Cash flows from financing activities:
Proceeds from issuance of common stock	153	58	92
Borrowings under debt obligations	7,749	1,494	1,681
Principal payments under debt obligations	(927)	(1,594)	(1,694)
Net cash provided by (used in) financing activities from continuing operations	6,975	(42)	79

Effect of exchange rate changes on cash	(50)	(54)	65

Cash flows of discontinued operations:
Net cash used in operating activities	(1,445)	(1,549)	(142)
Net cash used in investing activities	—	(6)	(504)
Net cash used in financing activities	—	(63)	—
Net cash used in discontinued operations	(1,445)	(1,618)	(646)

Net increase (decrease) in cash and cash equivalents	183	(1,794)	(2,931)
Cash and cash equivalents, beginning of year	1,881	3,675	6,606
Cash and cash equivalents, end of year	$2,064	$1,881	$3,675

Supplemental cash flow information for continuing operations:
Cash received (paid) during the year for interest, net	$(482)	$98	$36
Cash paid during the year for income taxes	$82	$—	$9

Supplemental non-cash financing activities:
Warrants issued in conjuction with the issuance of long term debt	$743	$—	$—

See accompanying notes

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007

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

     The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended April 30,
	2007	2006	2005
Income (loss) from continuing operations	$(1,361)	$1,195	$(2,011)
Loss from discontinued opearations	(1,445)	(1,823)	(353)
Net loss as reported	$(2,806)	$(628)	$(2,364)

Add: stock-based employee compensation included
in reported net loss	74	119	40
Less: stock-based employee compensation expense,
determined under fair value method for all awards	(74)	(289)	(583)
Pro forma net loss	$(2,806)	$(798)	$(2,907)

Net loss per share (basic and diluted), as reported	$(0.47)	$(0.11)	$(0.43)
Net loss per share (basic and diluted), pro forma	$(0.47)	$(0.14)	$(0.52)

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

	Year ended April 30,
	2007	2006	2005
Revenue	$541	$1,106	$101
Loss from discontinued operations	$(1,445)	$(1,823)	$(353)

     Assets and liabilities of the IRM division and the ViaMode product as of April 30, 2006 were as follows (in thousands):

April 30,
2006
Accounts receivable	$114
Other assets	200
Property and equipment, net	23
Intangibles, net	212
Goodwill	1,405
Total assets	$1,954

Accounts payable	$26
Other accrued liabilities	737
Accrued compensation and related expenses	105
Deferred revenue	416
Total liabilities	$1,284

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

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,283	$—	$5,283	—
Finite Lives:
Customer-related	1,500	(125)	1,375	5 years
Technology-based	1,050	(109)	941	4 years
Trademarks	300	(31)	269	4 years
Trade name	100	(42)	58	1 year
Total	$8,233	$(307)	$7,926

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2006	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$1,405	$—	$1,405	—
Finite Lives:
Technology-based	200	(83)	117	3 years
Customer-related	164	(69)	95	3 years
Total	$1,769	$(152)	$1,617

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

(in thousands, except per share amounts)	Years Ended April 30,
	2007	2006	2005
Income (loss) from continuing operations	$(1,361)	$1,195	$(2,011)
Loss from discontinued operations	(1,445)	(1,823)	(353)
Net loss	$(2,806)	$(628)	$(2,364)

Weighted average shares of common stock outstanding, basic	5,927	5,803	5,555
Effect of dilutive securities	—	72	—
Weighted average shares of common stock outstanding, diluted	5,927	5,875	5,555

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.23)	$0.21	$(0.36)
Discontinued operations	(0.24)	(0.32)	(0.07)
Total	$(0.47)	$(0.11)	$(0.43)

Assuming dilution:
Continuing operations	$(0.23)	$0.20	$(0.36)
Discontinued operations	(0.24)	(0.31)	(0.07)
Total	$(0.47)	$(0.11)	$(0.43)

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

Financial information for the Company’s reportable segments is summarized below (in thousands):

	For the Twelve Months Ended April 30,
	2007	2006	2005
Total revenues:
Americas (1)	$4,851	$4,889	$5,792
Europe (1)	6,336	5,254	5,411
Total revenues from continuing operations	11,187	10,143	11,203
Total revenues from discontinued operations	541	1,106	101
Total revenues	$11,728	$11,249	$11,304

Operating Income (loss):
Americas (2)	$(4,081)	$(1,238)	$(3,192)
Europe	3,193	2,383	1,142
Total operating income (loss) from continuing operations	(888)	1,145	(2,050)
Total operating loss from discontinued operations	(1,445)	(1,823)	(353)
Total operating loss	$(2,333)	$(678)	$(2,403)

Interest income (3)	$45	$109	$59
Interest expense (3)	$527	$11	$23

Total assets by segment were as follows (in thousands):
	As of April 30,
	2007	2006	2005
Assets:
Americas	$11,990	$4,218	$5,323
Europe	3,664	2,179	2,295
Total assets of continuing operations	$15,654	$6,397	$7,618
Assets held for sale	—	1,954	1,872
Total assets	$15,654	$8,351	$9,490

Total intersegment revenues were as follows (in thousands):
	For the Twelve Months Ended April 30,
	2007	2006	2005
Intersegment revenues:
Americas	$490	$982	$1,639
Europe	611	—	3
Total intercompany revenues	$1,101	$982	$1,642

Depreciation (5)	$185	$169	$183
Captial expenditures (5)	$63	$41	$208

Revenues and long-lived assets by geographic area were as follows (in thousands):

Total revenues:
Americas	$2,986	$3,048	$4,014
International Distributors	1,865	1,841	1,778
Subtotal Americas	4,851	4,889	5,792
United Kingdom	984	1,128	1,388
Central Europe - Germany, Benelux, Other	3,039	2,349	1,776
France	2,313	1,777	2,247
Subtotal Europe	6,336	5,254	5,411
Discontinued operations	541	1,106	101
Total revenues	$11,728	$11,249	$11,304

Long-lived assets:
Americas	$241	$47	$77
Europe	237	132	107
Corporate Assets	8,365	479	601
Total long-lived assets	$8,843	$658	$785

____________________

(1)	The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. The accounting policies of the segments are the same as those described in Note 1.

(2)	Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(3)	Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest income and interest expense in the Americas and Europe were not significant in those periods.

(4)	Corporate assets are located in the Americas and consist primarily of cash equivalents, investments, purchased technology and related maintenance contracts, property and equipment, intangibles, goodwill and intercompany receivables from Europe.

(5)	The majority of the Company’s capital expenditures are incurred for product development (which occurs exclusively in the Americas) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the Americas in the periods presented.

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

Note 20. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2007 and 2006 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31, (As Restated)	April 30,
	(In thousands, except per share data)
Year ended 2007:
Total revenues	$1,734	$2,190	$3,310	$3,953
Gross margin	$1,420	$1,903	$2,869	$3,594
Net income (loss) from continuing operations	$(291)	$291	$(777)	$(584)
Net income (loss) from discontinued operations	$(463)	$(478)	$(504)	$—
Net loss	$(754)	$(187)	$(1,281)	$(584)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.05)	$0.05	$(0.13)	$(0.10)
Discontinued operations	(0.08)	(0.08)	(0.08)	0.00
Net loss per share	$(0.13)	$(0.03)	$(0.21)	$(0.10)

Dilutive earnings per share:
Continuing operations	$(0.05)	$0.05	$(0.13)	$(0.10)
Discontinued operations	(0.08)	(0.08)	(0.08)	0.00
Net loss per share	$(0.13)	$(0.03)	$(0.21)	$(0.10)

Shares used in computing net income (loss) per share:
Basic	5,904	5,904	5,935	5,966
Diluted	5,904	5,911	5,935	5,966

Year ended 2006:
Total revenues	$2,467	$2,362	$1,994	$3,320
Gross margin	$2,021	$1,975	$1,619	$2,974
Net income (loss) from continuing operations	$80	$295	$(71)	$891
Net income (loss) from discontinued operations	$(193)	$(290)	$(617)	$(723)
Net income (loss)	$(113)	$5	$(688)	$168

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.01	$0.05	$(0.01)	$0.15
Discontinued operations	(0.03)	(0.05)	(0.11)	(0.12)
Net loss per share	$(0.02)	$0.00	$(0.12)	$0.03

Dilutive earnings per share:
Continuing operations	$0.01	$0.05	$(0.01)	$0.15
Discontinued operations	(0.03)	(0.05)	(0.11)	(0.12)
Net loss per share	$(0.02)	$0.00	$(0.12)	$0.03

Shares used in computing net income (loss) per share:
Basic	5,724	5,770	5,829	5,889
Diluted	5,830	5,843	5,829	5,947

Note 21. Restatement

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

     The following table reflects the impact of the restatement on the Company’s Consolidated Statement of Operations for the year ended April 30, 2007 (in thousands, except per share data):

	Year Ended
	April 30, 2007
	Amounts
	Previously	As
	Reported	Restated
Loss from discontined operations	$(1,061)	$(1,445)
Net loss	$(2,422)	$(2,806)

Net loss per share:
Basic earnings per share:
Continuing operations	$(0.23)	$(0.23)
Discontinued operations	(0.18)	(0.24)
Net loss per share	$(0.41)	$(0.47)

Net loss per share:
Dilutive earnings per share:
Continuing operations	$(0.23)	$(0.23)
Discontinued operations	(0.18)	(0.24)
Net loss per share	$(0.41)	$(0.47)

     The following table reflects the impact of the restatement on the Company’s Consolidated Balance Sheet for the fiscal year ended April 30, 2007 (in thousands):

	April 30, 2007
	Amounts
	Previously	As
	Reported	Restated
ASSETS
Goodwill	$5,667	$5,283
Total Assets	$16,038	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued acquisition costs	$-	$508
Other accrued liabilities	$1,792	$1,284
Accumulated deficit	$(64,171)	$(64,555)
Total stockholders' equity	$853	$469
Total liabilities and stockholders' equity	$16,038	$15,654

     The following table reflects the impact of the restatement on the Company’s Consolidated Statement of Cash Flow for the year ended April 30, 2007 (in thousands):

	Year Ended
	April 30, 2007
	Amounts
	Previously	As
	Reported	Restated
Net loss	$(2,422)	$(2,806)
Loss from discontinued operations	$(1,061)	$(1,445)
Other accrued liabilities	$(331)	$(839)
Accrued acquisition costs	$-	$508
Acquisition, net of cash acquired	$(6,188)	$(5,804)
Net cash used in investing activities of continuing operations	$(6,251)	$(5,867)
Net cash used in operating activities of discontinued operations	$(1,061)	$(1,445)

INDEX OF EXHIBITS

Exhibit No.		Description
2.1		Purchase and Exchange Agreement between Halo Technology Holdings, Inc and Unify, dated September 13, 2006 as amended by Amendment No. 1 dated November 20, 2006 (10) (11)

3.1		Restated Certificate of Incorporation of the Company (1)

3.2		Amendment to Restated Certificate of Incorporation of the Company

3.3		Bylaws of the Registrant (1)

4.1		Form of Stock Certificate (1)

4.2		Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006 (11)

4.3		Convertible Term Note – Tranche 1

4.4		Convertible Term Note – Tranche 2

4.5		Convertible Term Note – Tranche 3

4.6		Registration Rights Agreement dated November 20, 2006 (11)

4.7		Form of 2006 Warrants

4.8		Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005 as amended by Amendment No. 1 dated November 20, 2006 (7) (11)

4.9		Acuitrek Inc. Registration Rights Agreement dated February 2, 2005 (7)

4.10		Special Situations Stock Purchase Agreement dated April 23, 2004 (6)

4.11		Special Situations Registration Rights Agreement dated April 23, 2004 (6)

4.12		Form of 2004 Warrant

10	.1*	1991 Stock Option Plan, as amended (1)

10	.2*	2001 Stock Option Plan (4)

10	.3*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (3)

10.4		Form of Indemnification Agreement (1)

10.5		Office Building Lease for Sacramento Facility, Dated December 17, 1999, as Amended (2)

10.6		Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999 (6)

10.7		Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003 (6)

10.8		Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004, June 5, 2005 (8) and May 24, 2006 (9) and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005 (8)

14		Code of Ethics for Senior Officers(6)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

(8)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 28, 2005.

(9)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 31, 2006.

(10)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on September 20, 2006.

(11)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on November 29, 2006.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.