Form 10-Q/A
period 2007-07-31
UNIFY CORP
filed 2007-12-18
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

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

EXPLANATORY NOTE

Amendment No. 1 to the Quarterly Report on Form 10-Q/A
For the Quarterly Period Ended July 31, 2007

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

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets (Restated) as of July 31, 2007 and April 30, 2007	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended July 31, 2007 and 2006	5

	Unaudited Condensed Consolidated Statements of Cash Flows (Restated) for the three months ended July 31, 2007 and 2006	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	28

SIGNATURE		29

CERTIFICATIONS		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2007	2007
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,870	$2,064
Accounts receivable, net	3,722	4,227
Prepaid expenses and other current assets	472	520
Total current assets	6,064	6,811

Property and equipment, net	219	229
Investments	214	214
Goodwill	5,644	5,283
Intangibles, net	2,782	2,643
Other assets, net	372	474
Total assets	$15,295	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$904	$620
Current portion of long term debt	1,429	1,361
Accrued compensation and related expenses	772	804
Accrued acquisition costs	856	508
Other accrued liabilities	952	1,284
Deferred revenue	5,009	5,577
Total current liabilities	9,922	10,154

Long term debt, net	4,937	4,910
Other long term liabilities	108	121

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	65,032	64,973
Accumulated other comprehensive income	63	45
Accumulated deficit	(64,773)	(64,555)
Total stockholders’ equity	328	469
Total liabilities and stockholders’ equity	$15,295	$15,654

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

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended July 31,
	2007
	(As Restated)	2006
Cash flows from operating activities:
Net loss	$(218)	$(754)
Loss from discontinued operations	—	(462)
Loss from continuing operations	(218)	(292)

Reconciliation of loss to net cash provided by continuing operating activities:
Depreciation	52	38
Loss on disposal of equipment	1	—
Amortization of intangibles assets	184	—
Fulfillment of support obligations	(134)	—
Amortization of discount on notes payable	51	—
Stock based compensation expense	43	16
Changes in operating assets and liabilities:
Accounts receivable	539	2,184
Prepaid expenses and other current assets	106	37
Other long term assets	10	—
Accounts payable	284	(102)
Accrued compensation and related expenses	(31)	(336)
Accrued acquisition costs	(72)	—
Other accrued liabilities	(199)	(58)
Deferred revenue	(569)	(582)
Other long term liabilities	(15)	—
Net cash provided by continuing operating activities	32	905

Cash flows from investing activities:
Acquisition, net of cash acquired	(264)	—
Purchases of property and equipment	(39)	(31)
Net cash used in investing activities of continuing operations	(303)	(31)

Cash flows from financing activities:
Proceeds from issuance of common stock	16	—
Borrowings under debt obligations	500	—
Principal payments under debt obligations	(454)	(19)
Net cash provided by (used in) financing activities from continuing operations	62	(19)

Effect of exchange rate changes on cash	15	11

Cash flows of discontinued operations:
Net cash used in operating activities	—	(447)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash used in discontinued operations	—	(447)

Net increase (decrease) in cash and cash equivalents	(194)	419
Cash and cash equivalents, beginning of period	2,064	1,881
Cash and cash equivalents, end of period	$1,870	$2,300

Supplemental cash flow information for continuing operations:
Cash received (paid) during the period for:
Interest	$(276)	$19

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007

1. Basis of Presentation and Restatement of Financial Statements

Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2007 as filed with the SEC.

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

The following table reflects the impact of the restatement on the Company’s Unaudited Condensed Consolidated Balance Sheet as of July 31, 2007 and April 30, 2007 (in thousands):

	July 31, 2007		April 30, 2007
	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
ASSETS
Goodwill	$6,028	$5,644	$5,667	$5,283
Total Assets	$15,679	$15,295	$16,038	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued acquisition costs	$-	$856	$-	$508
Other accrued liabilities	$1,808	$952	$1,792	$1,284
Accumulated deficit	$(64,389)	$(64,773)	$(64,171)	$(64,555)
Total stockholders' equity	$712	$328	$853	$469
Total liabilities and stockholders' equity	$15,679	$15,295	$16,038	$15,654

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

Active Data Corporation

On May 22, 2007, the Company purchased privately held Active Data Corporation (“ADC”) for approximately $420,000 plus potential earn-out payments over a two year period following the acquisition. ADC provides application migration software that will add Microsoft’s .NET functionality to Unify’s Team Developer product and provide an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of ADC. ADC did not represent the addition of a significant subsidiary as the investment in ADC was less than 10% of the Company’s assets. ADC’s total assets at date of acquisition were less than 10% of Unify’s assets and ADC’s net loss represented less than 10% of Unify’s net loss. The acquisition of Active Data did not have a material impact on the financials of Unify and the results of operations for Active Data Corporation are included in the Company’s results from the date of acquisition. The ADC purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The determination of goodwill and intangibles is based on the results of a preliminary report prepared by an independent valuation expert. The Company anticipates the independent valuation experts final valuation report will be completed by the end of the Company’s second fiscal quarter, October 31, 2007. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

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

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2007 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2007	118,370	$1.40
Granted	218,600	$1.87
Vested	(13,426)	$1.80
Canceled or expired	—	$—
Nonvested at July 31, 2007	323,544	$1.70

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2007 and April 30, 2007 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying	Estimated
July 31, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,644	$—	$5,644	—
Finite Lives:
Customer-related	1,536	(200)	1,336	4 - 5 years
Technology-based	1,338	(175)	1,163	4 - 5 years
Trademarks	300	(50)	250	4 years
Trade name	100	(67)	33	1 year
Total	$8,918	$(492)	$8,426

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,283	$—	$5,283	—
Finite Lives:
Customer-related	1,500	(125)	1,375	5 years
Technology-based	1,050	(109)	941	4 years
Trademarks	300	(31)	269	4 years
Trade name	100	(42)	58	1 year
Total	$8,233	$(307)	$7,926

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

Changes in the carrying amount of goodwill for fiscal 2008 were as follows (in thousands):

Goodwill as of April 30, 2007	$5,283
Goodwill for Active Date Corporation acquisition	361
Goodwill as of July 31, 2007	$5,644

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

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended
	July 31,
	2007	2006
Total revenues:
Americas (1)	$1,870	$770
Europe (1)	2,091	963
Total revenues from continuing operations	3,961	1,733
Total revenues from discontinued operations	—	363
Total revenues	$3,961	$2,096

Operating Income (loss):
Americas (2)	$(1,272)	$(577)
Europe	1,380	263
Total operating income (loss) from continuing operations	108	(314)
Total operating loss from discontinued operations	—	(462)
Total operating income (loss)	$108	$(776)

Interest income (3)	$3	$21
Interest expense (3)	$279	$2

Total assets by segment were as follows (in thousands):

	July 31,
	2007	2006
Assets:
Americas	$11,967	$2,457
Europe	3,328	2,168
Total assets of continuing operations	15,295	4,625
Assets held for sale	—	1,960
Total assets	$15,295	$6,585

Total intersegment revenues were as follows (in thousands):

	Three Months Ended
	July 31,
	2007	2006
Intersegment revenues:
Americas	$180	$202
Europe	423	0
Total intercompany revenues:	$603	$202

(1)	The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. The accounting policies of the segments are the same as those described in Note 1.

(2)	Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(3)	Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest expense in the first quarter of fiscal 2008 consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta and also the amortization of related debt issuance costs.

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2007, as filed with the SEC.

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

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Interest expense for the first quarter of fiscal 2008 was $279,000 and was $1,500 for the first quarter of fiscal 2007. Fiscal 2008 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs. Foreign exchange gains for the first quarter of fiscal 2008 and 2007 were $31,000 and $2,000, respectively. Included in other income (expense) in the first quarter of fiscal 2008 is an expense of $73,000 for penalties associated with commitments related to a registration statement. Pursuant to the debt financing agreement entered into with ComVest in conjunction with the Gupta acquisition, the Company is subject to a $1,000 per day penalty for each day following six months from the date of the financing that the shares of ComVest are not registered and deemed effective by the SEC. While the Company has made several filings with the SEC in an attempt to have the shares deemed effective, such notification has yet to be received from the SEC and the Company is incurring the penalty per the debt financing agreement.

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

Operating Cash Flow. In the first quarter of fiscal 2008, we had cash flows from continuing operations of $32,000. This compares to fiscal 2007 first quarter cash flows from continuing operations of $0.9 million. Cash flows provided by operations for the first quarter of fiscal 2008 principally resulted from a $0.5 million decrease in accounts receivable, a $0.3 million increase in accounts payable, a $0.1million decrease in prepaid expenses and other current assets, $0.2 million in amortization and $0.1 million in depreciation. Offsetting these amounts was a loss from continuing operations for the first quarter of fiscal year 2008 of $0.2 million, a decrease of $0.6 million in deferred revenue, a decrease of $0.2 million in other accrued liabilities, a decrease of $0.1 million in accrued acquisition costs and a decrease of $0.1 million in fulfillment of support obligations.

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