Form 10-Q
period 2007-10-31
UNIFY CORP
filed 2007-12-18
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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

YES     ☐      NO     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,680,433 shares of common stock, $0.001 par value, as of December 10, 2007.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2007 and April 30, 2007	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2007 and 2006	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2007 and 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,694	$2,064
Accounts receivable, net	3,925	4,227
Prepaid expenses and other current assets	444	520
Total current assets	6,063	6,811

Property and equipment, net	189	229
Investments	39	214
Goodwill	5,635	5,283
Intangibles, net	2,564	2,643
Other assets, net	297	474
Total assets	$14,787	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$519	$620
Current portion of long term debt	1,211	1,361
Accrued compensation and related expenses	939	804
Other accrued liabilities	766	1,284
Accrued acquisition costs	353	508
Deferred revenue	4,611	5,577
Total current liabilities	8,399	10,154

Long term debt, net	4,300	4,910
Other long term liabilities	114	121

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	65,976	64,973
Accumulated other comprehensive income	73	45
Accumulated deficit	(64,081)	(64,555)
Total stockholders’ equity	1,974	469
Total liabilities and stockholders’ equity	$14,787	$15,654

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:
Software licenses	$1,932	$785	$3,396	$1,176
Services	3,017	1,405	5,514	2,748
Total revenues	4,949	2,190	8,910	3,924

Cost of Revenues:
Software licenses	46	31	93	69
Services	296	256	491	532
Total cost of revenues	342	287	584	601
Gross profit	4,607	1,903	8,326	3,323

Operating Expenses:
Product development	796	391	1,708	767
Selling, general and administrative	2,857	1,307	5,556	2,665
Total operating expenses	3,653	1,698	7,264	3,432
Income (loss) from operations	954	205	1,062	(109)
Other income (expense), net	(163)	86	(480)	109
Income from continuing operations before income
taxes	791	291	582	—
Provision for income taxes	99	—	109	—
Income from continuing operations	692	291	473	—
Loss from discontinued operations	—	(478)	—	(941)
Net income (loss)	$692	$(187)	$473	$(941)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.11	$0.05	$0.08	$—
Discontinued operations	—	(0.08)	—	(0.16)
Net income (loss)	$0.11	$(0.03)	$0.08	$(0.16)

Dilutive earnings per share:
Continuing operations	$0.10	$0.05	$0.07	$—
Discontinued operations	—	(0.08)	—	(0.16)
Net income (loss)	$0.10	$(0.03)	$0.07	$(0.16)

Shares used in computing net income (loss) per
share:
Basic	6,100	5,905	6,068	5,905
Dilutive	6,627	5,905	6,502	5,905

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$473	$(941)
Loss from discontinued operations	—	(941)
Income from continuing operations	473	—
Reconciliation of net income (loss) to net cash provided (used) by continuing operating activities:
Gain on sale of other investments	(90)	—
Depreciation	96	75
Amortization of intangibles assets	403	—
Fulfillment of support obligations	(269)	—
Amortization of discount on notes payable	115	—
Stock based compensation expense	87	29
Changes in operating assets and liabilities:
Accounts receivable	409	1,909
Prepaid expenses and other current assets	189	(474)
Other long term assets	52	—
Accounts payable	(107)	31
Accrued compensation and related expenses	113	(304)
Other accrued liabilities	(170)	219
Accrued acquisition costs	(414)	—
Deferred revenue	(1,006)	(1,058)
Other long term liabilities	(18)	—
Net cash provided by (used in) continuing operating activities	(137)	427

Cash flows from investing activities:
Acquisition, net of cash acquired	(249)	—
Purchases of property and equipment	(50)	(32)
Payments on acquisition obligations	(95)	—
Proceeds from sale of other investments	265	—
Net cash used in investing activities of continuing operations	(129)	(32)

Cash flows from financing activities:
Proceeds from issuance of common stock	16	—
Borrowings under revolver	1,000	—
Borrowings under debt obligations	—	74
Payments on revolver	(1,000)	—
Principal payments under debt obligations	(156)	(28)
Net cash provided by (used in) financing activities from continuing operations	(140)	46
Effect of exchange rate changes on cash	36	12
Cash flows of discontinued operations:
Net cash used in operating activities	—	(977)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash used in discontinued operations	—	(977)

Net decrease in cash and cash equivalents	(370)	(524)
Cash and cash equivalents, beginning of period	2,064	1,881
Cash and cash equivalents, end of period	$1,694	$1,357

Supplemental noncash investing and financing activities:
Conversion of convertible debt to equity	$881	$—
Conversion of acquisition accrued liabilities to equity	$183	$—
Acceleration of discount on notes payable	$(167)	$—

Supplemental cash flow information for continuing operations:
Cash received (paid) during the period for:
Interest	$(750)	$33
Taxes	$(10)	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

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

The Company considers a signed noncancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an authorized purchaser of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

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

Purchase and Exchange Agreement with Halo Technology Holdings and Discontinued Operations

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

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes: Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock (See Note 6). The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. Unify capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $358,000 for the six months ended October 31, 2007 and is included in interest expense. The unamortized amount of the discount on the notes payable was $323,000 as of October 31, 2007 and $604,000 as of April 30, 2007 and is included in long-term debt, net. As of October 31, 2007 and April 30, 2007 the unamortized portion of debt issuance costs was $137,000 and $214,000, respectively, which is included in other assets, net.

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

Active Data Corporation

On May 22, 2007, the Company purchased privately held Active Data Corporation (“ADC”) for approximately $420,000 plus potential earn-out payments over a two year period following the acquisition. ADC provided application migration software that added Microsoft’s .NET functionality to Unify’s Team Developer product and provided an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of ADC. ADC did not represent the addition of a significant subsidiary as the investment in ADC was less than 10% of the Company’s assets. ADC’s total assets at date of acquisition were less than 10% of Unify’s assets and ADC’s net loss represented less than 10% of Unify’s net loss. The acquisition of Active Data did not have a material impact on the financials of Unify and the results of operations for Active Data Corporation are included in the Company’s results from the date of acquisition.

The ADC purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The determination of goodwill and intangibles is based on the results of a report prepared by an independent valuation expert. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product have been reported as discontinued operations for the quarter and six months ended October 31, 2007 and 2006, respectively. The divestitures of these businesses in November 2006 were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenue	$—	$147	$—	$509
Loss from discontinued operations	$—	$(478)	$—	$(941)

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarter and six months ended October 31, 2007, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Cost of Sales	$—	$1	$1	$1
Product Development	$7	$3	$13	$5
Selling, General and Administrative	$37	$9	$73	$23
Total Equity-Based Compensation,
Continuing Operations	$44	$13	$87	$29
Equity-Based Compensation,
Discontinued Operations	$—	$14	$—	$29
Total Equity-Based Compensation	$44	$27	$87	$58

The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of October 31, 2007. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2008	$88
2009	95
2010	76
2011	67
2012	4
Total	$330

The cost above is expected to be recognized over a weighted-average period of 1.2 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended October 31, 2007 and 2006, respectively: expected option life, 12 months following vesting; stock volatility of 99% and 181%; risk-free interest rates of 4.1% and 4.8% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the period ended October 31, 2007 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2007	453,243	$2.92	6.46	$277,608
Granted	235,300	$2.56
Exercised	(9,994)	$1.76
Canceled or expired	(64,400)	$3.30
Outstanding at October 31, 2007	614,149	$2.76	7.22	$1,313,335

Exercisable at October 31, 2007	291,178	$3.32	4.96	$634,978

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended October 31, 2007 and October 31, 2006 was $10,000 and $0, respectively. The total fair value of awards vested during the quarters ended October 31, 2007 and October 31, 2006 was $27,000 and $26,000, respectively.

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2007 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2007	118,370	$1.40
Granted	235,300	$1.89
Vested	(27,699)	$1.87
Canceled or expired	(3,000)	$2.45
Nonvested at October 31, 2007	322,971	$1.87

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2007 and April 30, 2007 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,635	$—	$5,635	—
Finite Lives:
Customer-related	1,536	(279)	1,257	4 - 5 years
Technology-based	1,338	(270)	1,068	4 - 5 years
Trademarks	300	(69)	231	4 years
Trade name	100	(92)	8	1 year
Total	$8,909	$(710)	$8,199

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,283	$—	$5,283	—
Finite Lives:
Customer-related	1,500	(125)	1,375	5 years
Technology-based	1,050	(109)	941	4 years
Trademarks	300	(31)	269	4 years
Trade name	100	(42)	58	1 year
Total	$8,233	$(307)	$7,926

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for continuing operations for the six months ended October 31, 2007, was $403,000. Amortization expense for the fiscal year ended April 30, 2007, was $121,000 and was related entirely to the acquisition of Gupta. The estimated future amortization expense related to intangible assets as of October 31, 2007, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2008	$368
2009	719
2010	719
2011	578
2012	180
Total	$2,564

Goodwill is included in the Company’s Americas segment as part of corporate assets. Goodwill at October 31, 2007, represents the excess of the Gupta and Active Data Corporation purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta and Active Data Corporation will produce the following results:

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

Changes in the carrying amount of goodwill for fiscal 2008 were as follows (in millions):

Goodwill as of April 30, 2007	$5,283
Goodwill for Active Date Corporation acquisition	372
Adjustments to Goodwill	(20)
Goodwill as of October 31, 2007	$5,635

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of October 31, 2007, $1.85 million was outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (10% as of October 31, 2007 and 10.5% as of April 30, 2007).

6. Long-Term Debt

The Company’s debt consists of the following at October 31, 2007 and April 30, 2007 (in thousands):

	October 31,	April 30,
	2007	2007
Convertible notes payable to ComVest Capital LLC, interest rate of 11.25%, payable in installments through October 31, 2011. These notes include certain negative covenants and the Company is in compliance with such covenants.	$3,964	$5,350

Revolving note payable to ComVest Capital LLC, interest rate of prime plus 2.25% and a maturity date of November 30, 2010	1,850	1,500

Capital leases payable, payable in monthly installments through June 2010	20	25
	5,834	6,875
Less discount on notes payable, net	(323)	(604)
Less current portion	(1,211)	(1,361)
Total long term debt, net	$4,300	$4,910

Under the terms of the convertible note payable agreements Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In the second quarter of fiscal 2008, the Company’s stock price was at a price for 20 consecutive days such that the Company was able to require the conversion of one of the convertible notes into common stock. In October 2007, $0.9 million of debt was converted into 352,380 shares of common stock. Additionally, as a result of the conversion of convertible debt in to common stock, the related discount on notes payable associated with the converted debt was fully amortized in the second quarter of fiscal 2008. The amount of discount that was expensed as a result of the conversion of the convertible debt was approximately $167,000.

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of October 31, 2007, and April 30, 2007, was $114,000 and $121,000, respectively and is reflected as other long-term liabilities.

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

Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Deferred maintenance revenue beginning balance	$4,945	$2,249	$5,500	$2,810
Deferred maintenance revenue recognized during period	(2,734)	(1,226)	(5,095)	(2,451)
Deferred maintenance revenue of new maintenance contracts	2,375	761	4,181	1,425
Deferred maintenance revenue ending balance	$4,586	$1,784	$4,586	$1,784

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the three months ended October 31, 2007.

10. Comprehensive Income

Comprehensive income includes net loss and foreign currency translation gains. A comprehensive gain on foreign currency translations for the three months ended October 31, 2007 and 2006, was $10,000 and $0, respectively. A comprehensive gain on foreign currency translations for the six months ended October 31, 2007 and 2006, was $29,000 and $4,000, respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and six months ended October 31, 2006, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 31,		October 31,
	2007	2006	2007	2006
Income from continuing operations	$692	$291	$473	$—
Loss from discontinued operations	—	(478)	—	(941)
Net income (loss)	$692	$(187)	$473	$(941)

Weighted average shares of common stock outstanding, basic	6,100	5,905	6,068	5,905
Effect of dilutive securities	527	—	434	—
Weighted average shares of common stock outstanding, diluted	6,627	5,905	6,502	5,905

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$0.11	$0.05	$0.08	$—
Discontinued operations	—	(0.08)	—	(0.16)
Total	$0.11	$(0.03)	$0.08	$(0.16)

Assuming dilution:
Continuing operations	$0.10	$0.05	$0.07	$—
Discontinued operations	—	(0.08)	—	(0.16)
Total	$0.10	$(0.03)	$0.07	$(0.16)

Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 446,721 and 140,903 for the three months ended October 31, 2007 and 2006, respectively and common stock warrants of 1,157,387 as of October 31, 2007, and no warrants as of October 31, 2006.

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

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Total revenues:
Americas (1)	$2,026	$1,066	$3,896	$1,837
Europe (1)	2,923	1,124	5,014	2,087
Total revenues from continuing operations	4,949	2,190	8,910	3,924
Total revenues from discontinued operations	—	147	—	509
Total revenues	$4,949	$2,337	$8,910	$4,433

Operating Income (loss):
Americas (2)	$(1,052)	$(168)	$(2,324)	$(744)
Europe	2,006	373	3,386	635
Total operating income (loss) from continuing operations	954	205	1,062	(109)
Total operating loss from discontinued operations	—	(478)	—	(941)
Total operating income (loss)	$954	$(273)	$1,062	$(1,050)

Interest income (3)	$4	$15	$7	$36
Interest expense (3)	$297	$1	$576	$3

Total assets by segment were as follows (in thousands):

	October 31,
	2007	2006
Assets:
Americas	$10,930	$2,058
Europe	3,857	2,359
Total assets of continuing operations	14,787	4,417
Assets held for sale	—	1,887
Total assets	$14,787	$6,304

Total intersegment revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Intersegment revenues:
Americas	$379	$324	$559	$526
Europe	603	—	1,026	—
Total intercompany revenues:	$982	$324	$1,585	$526

(1)	The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. The accounting policies of the segments are the same as those described in Note 1.

(2)	Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(3)	Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest expense in the second quarter of fiscal 2008 consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta and also the amortization of related debt issuance costs.

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

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At October 31, 2007, we had $39,000 in long-term investments, which are accounted for under the cost method. In September 2007, the Company sold all of its stock in Arango Software International (“ASI”) as part of a stock repurchase plan offered by ASI. At the time of the sale, the Company had a carrying value of $175,000 for the ASI stock. Proceeds from the sale of the ASI stock were $264,000. The gain on the sale of the ASI stock is included in other income. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of October 31, 2007, we had approximately $18.6 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, deferred revenue, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At October 31, 2007, the Company had approximately $41.5 million in federal net operating loss carryforwards that begin to expire in fiscal year 2008 through 2026, approximately $6.2 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2016, approximately $0.6 million in foreign net operating loss carryforwards that do not expire, and approximately $3.5 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:
Software licenses	39.0%	35.8%	38.1%	30.0%
Services	61.0%	64.2%	61.9%	70.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	1.0%	1.4%	1.1%	1.8%
Services	6.0%	11.7%	5.5%	13.6%
Total cost of revenues	7.0%	13.1%	6.6%	15.4%

Gross profit	93.0%	86.9%	93.4%	84.6%

Operating Expenses:
Product development	16.1%	17.9%	19.2%	19.5%
Selling, general and administrative	57.7%	59.7%	62.3%	67.9%
Total operating expenses	73.8%	77.6%	81.5%	87.4%
Income (loss) from operations	19.2%	9.3%	11.9%	(2.8)%
Other income (expense), net	(3.3)%	3.9%	(5.4)%	2.8%
Income from continuing operations before taxes	15.9%	13.2%	6.5%	(0.0)%
Provision for income taxes	(2.0)%	—%	(1.2)%	—%
Income from continuing operations	13.9%	13.2%	5.3%	(0.0)%
Loss from discontinued operations, net of taxes	0.0%	(21.8)%	0.0%	(24.0)%
Net (loss )	13.9%	(8.6)%	5.3%	(24.0)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. International revenues accounted for 77% and 68% of total revenues in the six months ended October 31 of fiscal year 2008 and 2007, respectively.

Total revenues in the second quarter of fiscal 2008 were $5.0 million, an increase of $2.8 million. This represents an increase of 127% over the second quarter of fiscal 2007 revenues of $2.2 million. Total software license revenues in the second quarter of fiscal 2008 were $1.9 million, an increase of $1.1 million. This represents an increase of 138% over the second quarter of fiscal 2007 revenues of $0.8 million. The increase in software license revenues in the second quarter of fiscal 2008 was primarily the result of the acquisition of Gupta in November 2006 and the closure of several high dollar value orders. In particular, we closed several high dollar value orders in Russia and also one large order in France. The increase in total revenue was primarily due to the acquisition of Gupta in November 2006 which resulted in both an increase in maintenance service revenues and an increase in software license revenue. Total services revenues in the second quarter of fiscal 2008 were $3.0 million, an increase of $1.6 million. This represents an increase of 114% over the second quarter of fiscal 2007 revenues of $1.4 million. Total revenues for the six months ended October 31, 2007 were $8.9 million, an increase of $5.0 million. This represents an increase of 128% over the six month period of fiscal 2007 revenues of $3.9 million. Total software license revenues for the six months ended October 31, 2007 were $3.4 million, an increase of $2.2 million. This represents an increase of 183% increase over the six month period of fiscal 2007 revenues of $1.2 million. Total services revenues for the six months ended October 31, 2006 were $5.5 million, an increase of $2.8 million. This represents an increase of 104% over the six month period of fiscal 2007 revenues of $2.7 million.

For the second quarter of fiscal 2008 and 2007, total revenues from the Americas were 41% and 49% of total revenues, respectively. Total revenue from the Americas in absolute dollars was $2.0 million for the second quarter of fiscal 2008 and $1.1 million for the second quarter of fiscal 2007. Total revenue from our European territory was $2.9 million in the second quarter of fiscal 2008 and $1.1 million for the second quarter of fiscal 2007. On a percentage basis, revenue from our European territory was 59% for the second quarter of fiscal 2008 and 51% for fiscal 2007.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of expenses associated with royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $46,000 and $31,000 for the second quarter of fiscal 2008 and fiscal 2007, respectively. For the six months ended October 31, 2007 and 2006, cost of software licenses was $93,000 and $69,000, respectively.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $0.3 million for both the second quarter of fiscal 2008 and fiscal 2007. Our cost of services as a percent of services revenues was 10% and 18% in the second quarter of fiscal 2008 and fiscal 2007, respectively. The favorable decrease in the percentage of cost of service expenses to services revenue in fiscal 2008 was the result of adding over $1.1 million in maintenance service revenues while also enjoying positive economies of scale relative to expenses as a result of our acquisition of Gupta. For the six months ended October 31, 2007 and 2006, cost of services was $0.5 million.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the second quarter of fiscal 2008 were $0.8 million compared to $0.4 million in the same period of fiscal 2007. The increase in product development costs was the addition of the Gupta product development team plus additional outsourced development costs associated with efforts to develop a new release of Gupta’s Team Developer product. For the six months ended October 31, 2007 and 2006, product development costs were $1.7 million and $0.8 million, respectively.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $2.9 million in the second quarter of fiscal 2008 and $1.3 million for the second quarter of fiscal 2007. The increase in SG&A costs in fiscal 2008 is the result of adding Gupta staff in the areas of sales, marketing and administrative services. In the second quarter of fiscal 2008 and fiscal 2007 our SG&A expenses as a percent of total revenues was 58% and 60%, respectively. The major components of SG&A for the second quarter of fiscal 2008 were sales expenses of $1.4 million, marketing expenses of $0.4 million and general and administrative expenses of $1.1 million. For the second quarter of fiscal 2007, the major components of SG&A were sales expenses of $0.6 million, marketing expenses of $0.1 million and general and administrative expenses of $0.6 million. SG&A expenses were $5.6 million and $2.7 million for the six months ended October 31, 2007 and 2006, respectively. In the six months ended October 31, 2007 and 2006, our SG&A expenses as a percent of total revenues was 62% and 68%, respectively. The major components of SG&A for the six month period ended October 31, 2007 were sales expenses of $2.7 million, marketing expenses of $0.7 million and general and administrative expenses of $2.2 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Interest expense for the second quarter of fiscal 2008 and 2007 was $297,000 and $1,000, respectively. Interest expense for the six months ended October 31, 2007 and 2006 was $576,000 and $2,500, respectively. Fiscal 2008 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Under the terms of the convertible note payable agreements Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In the second quarter of fiscal 2008, the Company’s stock price was at a price for 20 consecutive days such that the Company was able to require the conversion of one of the convertible notes into common stock. In October 2007, $0.9 million of debt was converted into 352,380 shares of common stock. Additionally, as a result of the conversion of convertible debt in to common stock, the related discount on notes payable associated with the converted debt was fully amortized in the second quarter of fiscal 2008. Foreign exchange gains for the second quarter of fiscal 2008 were $26,000. Foreign exchange rate losses for the second quarter of fiscal 2007 were $2,300. Foreign exchange gains for the six months ended October 31, 2007 and 2006 were $56,000 and $0, respectively. Included in other income (expense) in the six months ended October 31, 2007 is an expense of $116,000 for penalties associated with commitments related to a registration statement. Pursuant to the debt financing agreement entered into with ComVest in conjunction with the Gupta acquisition, the Company is subject to a $1,000 per day penalty for each day following six months from the date of the financing that the shares of ComVest are not registered and deemed effective by the SEC. As of September 13, 2007, the Company had completed the SEC filings and is no longer incurring any penalties. Included in other income is $90,000 relating to the sale of the Company’s Arango Software International stock in September 2007.

Provision for Income Taxes. For the second quarter of fiscal 2008, the Company recorded $99,000 in foreign income tax expense and no expense for state or federal income taxes. For the six months ended October 31, 2007, the Company recorded $10,000 in federal income tax, $99,000 in foreign income tax and no state income tax.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product, which were sold in November 2006, have been reported as discontinued operations for the quarter and six months ended October 31, 2007 and 2006, respectively. The divestitures of these businesses were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenue	$—	$147	$—	$509
Loss from discontinued operations	$—	$(478)	$—	$(941)

Liquidity and Capital Resources

At October 31, 2007, the Company had cash and cash equivalents of $1.7 million, compared to $2.1 million at April 30, 2007. The Company had accounts receivable of $4.1 million as of October 31, 2007, and $4.4 million as of April 30, 2007.

On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and have terms of 48 to 60 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

We believe that existing cash, $1.7 million as of October 31, 2007, along with forecasted operating cash flows for fiscal year 2008 and the ComVest credit facility, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2008. The fiscal 2008 operating plan assumes normal operations for the Company, capital expenditures of approximately $50,000 and required interest and principal payments on debt.

Operating Cash Flow. For the first six months of fiscal 2008 cash used by continuing operations was $0.1 million. This compares to cash flows provided by continuing operations of $0.4 million for the first six months of fiscal 2007. Cash flows used by operations for the first six months of fiscal 2008 principally resulted from a $1.0 million decrease in deferred revenue, a decrease of $0.2 million in other accrued liabilities, a decrease of $0.4 million in accrued acquisition costs, a decrease of $0.3 million in fulfillment of support obligations and a $0.1 million decrease in accounts payable. Offsetting these amounts was net income of $0.5 million from continuing operations, a decrease of $0.4 million in accounts receivable, a decrease of $0.2 million in prepaid expenses and other current assets, a decrease in amortization of discount on notes payable of $0.1 million, $0.1 million in depreciation and $0.4 million in amortization of intangibles.

For the first six months of fiscal 2007, the positive operating cash flows of $0.4 million from continuing operations principally resulted from a $2.0 million decrease in accounts receivable and an increase in other accrued liabilities of $0.2 million. Offsetting this was a net loss from continuing operations of $0.9 million, a decrease in deferred revenue of $1.1 million, a $0.3 million decrease in accrued compensation and an increase in prepaid expenses and other current assets of $0.5 million.

Investing Cash Flows. Cash used in investing activities for continuing operations was $0.1 million for the first six months of fiscal 2008. The use of cash consisted of $0.2 million expended related to the acquisition of Active Data Corporation, $0.1 million for the purchase of property and equipment and payments on acquisitions of $0.1 million. Offsetting this was a decrease in proceeds from the sale of other assets of $0.3 million as a result of the sale of stock related to our investment in Arango Software International. Cash used in investing activities for continuing operations was $32,000 for the first six months of fiscal 2007 and was related entirely to the purchase of property and equipment.

Financing Cash Flows. Net cash provided by financing activities for continuing operations for the first six months of fiscal 2008 was $0.1 million. Cash from financing activities was primarily the result of $1.0 million from borrowings under the Company’s revolver note. Offsetting this were payments on our revolver of $1.0 million and payments on our notes payable of $0.2 million. In the first six months of fiscal 2007 cash provided by financing activities was $46,000 and was the result of borrowings offset by principle payments on the debt obligations.

A summary of certain contractual obligations as October 31, 2007 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	$3,964	$1,204	$1,281	$1,204	$275
Revolver note	1,850	—	—	1,850	—
Other long-term liabilities	114	—	—	—	114
Capital leases	20	7	13	—	—
Operating leases	958	606	251	88	13
Total contractual cash obligations	$6,906	$1,817	$1,545	$3,142	$402

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $1.7 million as of October 31, 2007. Unify had no short-term investments at October 31, 2007.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of October 31, 2007, there was $1.85 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s subsidiaries in France, Germany and the UK. At October 31, 2007, the Company had $2.4 million in such payables denominated in euros and a total $2.4 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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