Form 10-Q
period 2008-01-31
UNIFY CORP
filed 2008-03-05
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807 ______________

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

YES  ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

YES  ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,752,103 shares of common stock, $0.001 par value, as of January 31, 2008.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2008 and	3
	April 30, 2007

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	4
	months ended January 31, 2008 and 2007

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	5
	ended January 31, 2008 and 2007

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	18
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	28

SIGNATURE		29

CERTIFICATIONS		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,722	$2,064
Accounts receivable, net	6,044	4,227
Prepaid expenses and other current assets	695	520
Total current assets	8,461	6,811

Property and equipment, net	174	229
Investments	39	214
Goodwill	5,637	5,283
Intangibles, net	2,359	2,643
Other assets, net	255	474
Total assets	$16,925	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194	$620
Current portion of long term debt	1,211	1,361
Accrued compensation and related expenses	1,305	804
Accrued acquisition costs	215	508
Other accrued liabilities	794	1,284
Deferred revenue	5,889	5,577
Total current liabilities	9,608	10,154

Long term debt, net	2,998	4,910
Other long term liabilities	116	121

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	7	6
Additional paid-in capital	67,115	64,973
Accumulated other comprehensive income	82	45
Accumulated deficit	(63,001)	(64,555)
Total stockholders’ equity	4,203	469
Total liabilities and stockholders’ equity	$16,925	$15,654

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Software licenses	$2,973	$1,538	$6,369	$2,714
Services	2,869	1,772	8,383	4,520
Total revenues	5,842	3,310	14,752	7,234

Cost of Revenues:
Software licenses	36	217	129	286
Services	407	224	898	756
Total cost of revenues	443	441	1,027	1,042
Gross profit	5,399	2,869	13,725	6,192

Operating Expenses:
Product development	929	789	2,637	1,556
Selling, general and administrative	3,160	2,578	8,716	5,243
Total operating expenses	4,089	3,367	11,353	6,799
Income (loss) from operations	1,310	(498)	2,372	(607)
Other income (expense), net	(189)	(202)	(669)	(93)
Income (loss) from continuing operations before
income taxes	1,121	(700)	1,703	(700)
Provision for income taxes	41	77	150	77
Income (loss) from continuing operations	1,080	(777)	1,553	(777)
Loss from discontinued operations	—	(505)	—	(1,445)
Net income (loss)	$1,080	$(1,282)	$1,553	$(2,222)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.16	$(0.13)	$0.25	$(0.13)
Discontinued operations	—	(0.09)	—	(0.25)
Net income (loss)	$0.16	$(0.22)	$0.25	$(0.38)

Dilutive earnings per share:
Continuing operations	$0.14	$(0.13)	$0.23	$(0.13)
Discontinued operations	—	(0.09)	—	(0.25)
Net income (loss)	$0.14	$(0.22)	$0.23	$(0.38)

Shares used in computing net income (loss) per share:
Basic	6,626	5,935	6,241	5,915
Dilutive	7,581	5,935	6,789	5,915

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,553	$(2,222)
Loss from discontinued operations	—	(1,445)
Income (loss) from continuing operations	1,553	(777)
Reconciliation of net income (loss) to net cash provided (used) by continuing operating activities:
Gain on sale of other investments	(90)	—
Depreciation	134	144
Amortization of intangible assets	607	123
Fulfillment of support obligations	(313)	(90)
Amortization of discount on notes payable	174	29
Stock based compensation expense	145	105
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	(10)
Prepaid expenses and other current assets	(50)	63
Other long term assets	89	(159)
Accounts payable	(435)	(465)
Accrued compensation and related expenses	470	(529)
Other accrued liabilities	(226)	(1,055)
Accrued acquisition costs	(324)	684
Deferred revenue	256	1,861
Other long term liabilities	(20)	20
Net cash provided by (used in) continuing operating activities	290	(56)
Cash flows from investing activities:
Acquisition, net of cash acquired	(249)	(5,720)
Purchases of property and equipment	(73)	(60)
Payments on acquisition obligations	(206)	—
Proceeds from sale of other investments	265	—
Net cash used in investing activities of continuing operations	(263)	(5,780)
Cash flows from financing activities:
Proceeds from issuance of common stock	18	—
Short-term borrowings	—	149
Borrowings under revolver	1,000	2,250
Borrowings under debt obligations	—	5,350
Payments on revolver	(1,000)	—
Principal payments under debt obligations	(434)	(78)
Net cash provided by (used in) financing activities from continuing operations	(416)	7,671
Effect of exchange rate changes on cash	47	(108)
Cash flows of discontinued operations:
Net cash used in operating activities	—	(1,444)
Net cash used in discontinued operations	—	(1,444)
Net increase (decrease) in cash and cash equivalents	(342)	283
Cash and cash equivalents, beginning of period	2,064	1,881
Cash and cash equivalents, end of period	$1,722	$2,164
Supplemental noncash investing and financing activities:
Conversion of convertible debt to equity	$1,874	$—
Conversion of acquisition accrued liabilities to equity	$183	$—
Acceleration of discount on notes payable	$(241)	$—
Supplemental cash flow information for continuing operations:
Cash paid during the period for:
Interest	$(808)	$(167)
Taxes	$(150)	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008

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

Revenue Recognition – Continuing Operations

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as price protection, special acceptance or warranty provisions. The Company recognizes revenue for software license sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists.

The Company considers a signed noncancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by and authorized purchaser of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

The Company’s customer contracts may contain multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the fair value of all undelivered elements is determinable.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 . The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently assessing the impact, if any, of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently assessing the impact, if any, of SFAS 141(R) on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. We believe that the adoption of SAB 110 will not have a material impact on our consolidated financial statements.

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

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes: Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. In November 2007, ComVest elected to exercise 120,000 warrants to purchase common stock at a price of $1.35 per share. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock (See Note 6). Additionally, during the third quarter of fiscal 2008, $1.0 million of the outstanding balance for Tranche 2 was converted into 198,670 shares of common stock (See Note 6). The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. Unify capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $257,000 for the nine months ended January 31, 2008 and is included in interest expense. The unamortized amount of the discount on the notes payable was $190,000 as of January 31, 2008 and $604,000 as of April 30, 2007 and is included in long-term debt, net. As of January 31, 2008 and April 30, 2007 the unamortized portion of debt issuance costs was $100,000 and $214,000, respectively, which is included in other assets, net.

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

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product have been reported as discontinued operations for the quarter and nine months ended January 31, 2008 and 2007 respectively. The divestitures of these businesses in November 2006 were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenue	$—	$32	$—	$541
Loss from discontinued operations	$—	$(505)	$—	$(1,445)

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarter and nine months ended January 31, 2008, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Cost of Sales	$1	$—	$2	$1
Product Development	8	—	21	5
Selling, General and Administrative	49	1	122	24
Total Equity-Based Compensation, Continuing Operations	$58	$1	$145	$30
Equity-Based Compensation, Discontinued Operations	—	3	—	32
Total Equity-Based Compensation	$58	$4	$145	$62

The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of January 31, 2008. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2008	$66
2009	181
2010	163
2011	152
2012	52
Total	$614

The cost above is expected to be recognized over a weighted-average period of 1.34 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended January 31, 2008 and 2007, respectively: expected option life, 12 months following vesting; stock volatility of 120% and 195%; risk-free interest rates of 3.1% and 4.65% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

Under the 2001 Stock Option Plan (the “2001 Option Plan”), the Company may grant options to purchase up to 595,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. Under the 1991 Stock Option Plan (the “1991 Option Plan”) which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. On February 22, 2008, the Company’s stockholders approved an increase in the number of options issuable under the 2001 Option Plan to an aggregate of 1,200,000 shares of common stock.

A summary of the Company’s stock option activity for the period ended January 31, 2008 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2007	453,243	$2.92	6.46	$277,608
Granted	374,500	$3.55
Exercised	(9,994)	$1.76
Canceled or expired	(65,400)	$3.27
Outstanding at January 31, 2008	752,349	$3.22	7.5	$2,759,309

Exercisable at January 31, 2008	317,780	$3.23	5.05	$1,327,559

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended January 31, 2008 and January 31, 2007 was $0 for both periods as there were no options exercised. The total fair value of awards vested during the quarters ended January 31, 2008 and January 31, 2007 was $48,400 and $130,000, respectively.

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2008 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2007	118,370	$1.40
Granted	374,500	$1.89
Vested	(54,842)	$1.88
Canceled or expired	(3,459)	$2.34
Nonvested at January 31, 2008	434,569	$2.42

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2008 and April 30, 2007 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
January 31, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,637	$—	$5,637	—
Finite Lives:
Customer-related	1,536	(356)	1,180	4 - 5 years
Technology-based	1,338	(354)	984	4 - 5 years
Trademarks	300	(117)	183	4 years
Trade name	100	(88)	12	1 year
Total	$8,911	$(915)	$7,996

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,283	$—	$5,283	—
Finite Lives:
Customer-related	1,500	(125)	1,375	5 years
Technology-based	1,050	(109)	941	4 years
Trademarks	300	(31)	269	4 years
Trade name	100	(42)	58	1 year
Total	$8,233	$(307)	$7,926

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for continuing operations for the nine months ended January 31, 2008, was $607,000. Amortization expense for the fiscal year ended April 30, 2007, was $307,000 and was related entirely to the acquisition of Gupta. The estimated future amortization expense related to intangible assets as of January 31, 2008, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2008	$192
2009	719
2010	719
2011	549
2012	180
Total	$2,359

Goodwill is included in the Company’s Americas segment as part of corporate assets. Goodwill at January 31, 2008, represents the excess of the Gupta and Active Data Corporation purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta and Active Data Corporation will produce the following results:

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

Changes in the carrying amount of goodwill for fiscal 2008 were as follows (in millions):

Goodwill as of April 30, 2007	$5,283
Goodwill for Active Date Corporation acquisition	374
Adjustments to Goodwill	(20)
Goodwill as of January 31, 2008	$5,637

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of January 31, 2008, $1.85 million was outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (8.25% as of January 31, 2008 and 10.5% as of April 30, 2007).

6. Long-Term Debt

The Company’s debt consists of the following at January 31, 2008 and April 30, 2007 (in thousands):

	January 31,	April 30,
	2008	2007
Convertible notes payable to ComVest Capital LLC, interest rate of 11.25%, payable in installments through October 31, 2011. These notes include certain negative covenants
and the Company is in compliance with such covenants.	$2,530	$5,350

Revolving note payable to ComVest Capital LLC, interest rate of prime plus 2.25% and
a maturity date of November 30, 2010	1,850	1,500

Capital leases payable, payable in monthly installments through June 2010	19	25
	4,399	6,875
Less discount on notes payable, net	(190)	(604)
Less current portion	(1,211)	(1,361)
Total long term debt, net	$2,998	$4,910

Under the terms of the convertible note payable agreements Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In the third quarter of fiscal 2008, the Company’s stock price was at a price for 20 consecutive days such that the Company was able to require the conversion of one of the convertible notes into common stock. In October 2007, $0.9 million of debt was converted into 352,380 shares of common stock and in the third quarter of fiscal 2008, $1.0 million of debt was converted into 198,670 shares of common stock. Additionally, as a result of the conversion of convertible debt in to common stock, the related discount on notes payable associated with the converted debt was accelerated by being charged directly to additional paid-in capital. For the three and nine months ended January 31, 2008, the amount of discount that was accelerated as a result of the conversion of the convertible debt was approximately $74,000 and $241,000, respectively.

Subsequent to January 31, 2008, $1.1 million of convertible notes payable with ComVest Capital LLC was converted into 226,000 shares of common stock.

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of January 31, 2008, and April 30, 2007, was $116,000 and $121,000, respectively and is reflected as other long-term liabilities. Also included in other long term liabilities as of April 30, 2007 is $13,000 in deferred rent.

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

Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Deferred maintenance revenue beginning balance	$4,586	$1,784	$5,500	$2,810
Deferred maintenance revenue recognized during period	(2,734)	(1,609)	(7,829)	(4,055)
Deferred maintenance revenue of new maintenance contracts	3,675	4,492	7,856	5,912
Deferred maintenance revenue ending balance	$5,527	$4,667	$5,527	$4,667

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

The Company’s policy is to recognized interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the three months ended January 31, 2008.

10. Comprehensive Income

Comprehensive income (loss) includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended January 31, 2008 and 2007 was $8,000 and ($29,000), respectively. A comprehensive gain (loss) on foreign currency translations for the nine months ended January 31, 2008 and 2007 was $37,000 and ($25,000), respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and nine months ended January 31, 2007, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 31,		January 31,
	2008	2007	2008	2007
Income (loss) from continuing operations	$1,080	$(777)	$1,553	$(777)
Loss from discontinued operations	—	(505)	—	(1,445)
Net income (loss)	$1,080	$(1,282)	$1,553	$(2,222)

Weighted average shares of common stock outstanding, basic	6,626	5,935	6,241	5,915
Effect of dilutive securities (1)	955	—	548	—
Weighted average shares of common stock outstanding, diluted	7,581	5,935	6,789	5,915

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$0.16	$(0.13)	$0.25	$(0.13)
Discontinued operations	—	(0.09)	—	(0.25)
Total	$0.16	$(0.22)	$0.25	$(0.38)

Assuming dilution:
Continuing operations	$0.14	$(0.13)	$0.23	$(0.13)
Discontinued operations	—	(0.09)	—	(0.25)
Total	$0.14	$(0.22)	$0.23	$(0.38)

(1)

Potentially dilutive securities are not included in the calculation of diluted net loss because they would be antidilutive were employee stock options of 12,168 and 24,810 for the three and nine months ended January 31, 2007, respectively.

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

Included in the European segment there is one customer that represented $1.1 million and $1.6 million of total revenues for the three and nine months ended January 31, 2008, respectively.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Total revenues:
Americas (1)	$2,838	$1,422	$6,734	$3,259
Europe (1)	3,004	1,888	8,018	3,975
Total revenues from continuing operations	5,842	3,310	14,752	7,234
Total revenues from discontinued operations	—	32	—	541
Total revenues	$5,842	$3,342	$14,752	$7,775

Operating income (loss):
Americas (2)	$(800)	$(1,516)	$(3,124)	$(2,260)
Europe	2,110	1,018	5,496	1,653
Total operating income (loss) from continuing operations	1,310	(498)	2,372	(607)
Total operating loss from discontinued operations	—	(505)	—	(1,445)
Total operating income (loss)	$1,310	$(1,003)	$2,372	$(2,052)

Interest income (3)	$3	$4	$10	$40
Interest expense (3)	$223	$204	$799	$207

Total assets by segment were as follows (in thousands):

	January 31,
	2008	2007
Assets:
Americas	$12,667	$14,716
Europe	4,258	3,051
Total assets	$16,925	$17,767

Total intersegment revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Intersegment revenues:
Americas	$323	$175	$882	$701
Europe	508	382	1,534	382
Total intercompany revenues:	$831	$557	$2,416	$1,083

(1)	The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. The accounting policies of the segments are the same as those described in Note 1.

(2)	Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(3)	Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest expense in the third quarter of fiscal 2008 consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta and also the amortization of related debt issuance costs.

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

Our technology products include Composer for Lotus Notes, NXJ Developer and NXJ Enterprise, Team Developer, ACCELL, VISION, DataServer, SQLBase and SQL Base Treasury, and Sabertooth. Our customers are corporate end-user IT departments, ISVs and worldwide partners and distributors. The Company is committed to providing exceptional technology to this customer base and to continue to meet their current and future technology needs. Services to our extensive customer base include sales and marketing, support, and professional services.

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

Revenue Recognition – Continuing Operations

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as price protection, special acceptance or warranty provisions. The Company recognizes revenue for software license sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectibility is probable and persuasive evidence of an arrangement exists.

The Company considers a signed noncancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an officer of the customer to be persuasive evidence that an arrangement exits such that revenue can be recognized.

The Company’s customer contracts may contain multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the fair value of all undelivered elements is determinable.

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

Valuation of Long-Lived Assets

Our long-lived assets are comprised of long-term investments. At January 31, 2008, we had $39,000 in long-term investments, which are accounted for under the cost method. In September 2007, the Company sold all of its stock in Arango Software International (“ASI”) as part of a stock repurchase plan offered by ASI. At the time of the sale, the Company had a carrying value of $175,000 for the ASI stock. Proceeds from the sale of the ASI stock were $264,000. The gain on the sale of the ASI stock is included in other income. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of January 31, 2008, we had approximately $18.6 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, deferred revenue, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At January 31, 2008, the Company had approximately $41.5 million in federal net operating loss carryforwards that begin to expire in fiscal year 2008 through 2026, approximately $5.9 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2016, approximately $0.6 million in foreign net operating loss carryforwards that do not expire, and approximately $4.0 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended				Nine Months Ended
	January 31,				January 31,
	2008		2007		2008		2007
Revenues:
Software licenses	50.9%		46.5%		43.2%		37.5%
Services	49.1%		53.5%		56.8%		62.5%
Total revenues	100.0%		100.0%		100.0%		100.0%

Cost of Revenues:
Software licenses	0.6%		6.5%		0.9%		4.0%
Services	7.0%		6.8%		6.1%		10.4%
Total cost of revenues	7.6%		13.3%		7.0%		14.4%

Gross profit	92.4%		86.7%		93.0%		85.6%

Operating Expenses:
Product development	15.9%		23.8%		17.9%		21.5%
Selling, general and administrative	54.1%		77.9%		59.1%		72.5%
Total operating expenses	70.0%		101.7%		77.0%		94.0%
Income (loss) from operations	22.4%		(15.0%	)	16.0%		(8.4%	)
Other income (expense), net	(3.2%	)	(6.1%	)	(4.5%	)	(1.3%	)
Income (loss) from continuing operations before taxes	19.2%		(21.1%	)	11.5%		(9.7%	)
Provision for income taxes	(0.7%	)	(2.3%	)	(1.0%	)	(1.1%	)
Income (loss) from continuing operations	18.5%		(23.4%	)	10.5%		(10.8%	)
Loss from discontinued operations, net of taxes	0.0%		(15.3%	)	0.0%		(19.9%	)
Net income (loss )	18.5%		(38.7%	)	10.5%		(30.7%	)

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. International revenues accounted for 78% and 70% of total revenues in the nine months ended January 31 of fiscal year 2008 and 2007, respectively. For the third quarters of fiscal 2008 and 2007, international revenues accounted for 81% and 72% of total revenues, respectively.

Total revenues in the third quarter of fiscal 2008 were $5.8 million, an increase of $2.5 million over the third quarter of fiscal 2007. This represents an increase of 76% over the third quarter of fiscal 2007 revenues of $3.3 million. Total software license revenues in the third quarter of fiscal 2008 were $3.0 million, an increase of $1.4 million over the third quarter of fiscal 2007. This represents an increase of 93% over the third quarter of fiscal 2007 revenues of $1.5 million. The increase in software license revenues in the third quarter of fiscal 2008 was primarily the result of the acquisition of Gupta in November 2006 and the closure of several high dollar value orders. In particular, we closed $1.1 million in Russian orders. The increase in total revenue was primarily due to the acquisition of Gupta in November 2006 which resulted in both an increase in maintenance service revenues and an increase in software license revenue. Total services revenues in the third quarter of fiscal 2008 were $2.9 million, an increase of $1.1 million. This represents an increase of 62% over the third quarter of fiscal 2007 revenues of $1.8 million. Total revenues for the nine months ended January 31, 2008 were $14.8 million, an increase of $7.5 million. This represents an increase of 104% over the nine month period of fiscal 2007 revenues of $7.2 million. Total software license revenues for the nine months ended January 31, 2008 were $6.4 million, an increase of $3.7 million. This represents an increase of 135% increase over the nine month period of fiscal 2007 revenues of $2.7 million. Total services revenues for the nine months ended January 31, 2008 were $8.4 million, an increase of $3.9 million. This represents an increase of 85% over the nine month period of fiscal 2007 revenues of $4.5 million.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of expenses associated with royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $36,000 and $217,000 for the third quarter of fiscal 2008 and fiscal 2007, respectively. For the nine months ended January 31, 2008 and 2007, cost of software licenses was $129,000 and $286,000, respectively.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Cost of services was $407,000 and $224,000 for the third quarter of fiscal 2008 and fiscal 2007, respectively. Our cost of services as a percent of services revenues was 14% and 13% in the third quarter of fiscal 2008 and fiscal 2007, respectively. For the nine months ended January 31, 2008 and 2007, cost of services was $0.9 million and $0.8 million, respectively.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the third quarter of fiscal 2008 were $0.9 million compared to $0.8 million in the same period of fiscal 2007. For the nine months ended January 31, 2008 and 2007, product development costs were $2.6 million and $1.6 million, respectively. The increase in product development costs was due to the addition of product development resources resulting from the acquisitions of Gupta and Active Data Corporation, plus additional outsourced development costs in the first and second quarters associated with efforts to develop a new release of Gupta’s Team Developer product.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $3.2 million in the third quarter of fiscal 2008 and $2.6 million for the third quarter of fiscal 2007. The increase in SG&A costs in fiscal 2008 is the result of adding Gupta staff in the areas of sales, marketing and administrative services. In the third quarter of fiscal 2008 and fiscal 2007 our SG&A expenses as a percent of total revenues was 54% and 78%, respectively. The major components of SG&A for the third quarter of fiscal 2008 were sales expenses of $1.5 million, marketing expenses of $0.4 million and general and administrative expenses of $1.3 million. For the third quarter of fiscal 2007, the major components of SG&A were sales expenses of $1.4 million, marketing expenses of $0.2 million and general and administrative expenses of $1.0 million. SG&A expenses were $8.7 million and $5.2 million for the nine months ended January 31, 2008 and 2007, respectively. In the nine months ended January 31, 2008 and 2007, our SG&A expenses as a percent of total revenues was 59% and 72%, respectively. The major components of SG&A for the nine month period ended January 31, 2008 were sales expenses of $4.2 million, marketing expenses of $1.0 million and general and administrative expenses of $3.5 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Interest expense for the third quarter of fiscal 2008 and 2007 was $223,000 and $204,000, respectively. Interest expense for the nine months ended January 31, 2008 and 2007 was $799,000 and $207,000, respectively. Fiscal 2008 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Under the terms of the convertible note payable agreements, Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In the second quarter of fiscal 2008, the Company’s stock price was at a price for 20 consecutive days such that the Company was able to require the conversion of one of the convertible notes into common stock. In October 2007, $0.9 million of debt was converted into 352,380 shares of common stock. In the third quarter of fiscal 2008, $1.0 million of debt was converted into 198,670 shares of common stock voluntarily by the debt holders. As a result of the conversion of convertible debt in to common stock, the related discount on notes payable associated with the converted debt was accelerated by being charged directly to additional paid-in capital. Foreign exchange rate gains for the third quarter of fiscal 2008 were $44,000. Foreign exchange rate losses for the third quarter of fiscal 2007 were $1,300. Foreign exchange rate gains (losses) for the nine months ended January 31, 2008 and 2007 was $100,000 and ($1,400), respectively. Included in other income (expense) in the nine months ended January 31, 2008 is an expense of $116,000 for penalties associated with commitments related a registration statement. Included in other income (expense) for the nine months ended January 31, 2008 is $90,000 relating to the sale of the Company’s Arango Software International stock in September 2007.

Provision for Income Taxes. For the third quarter of fiscal 2008, the Company recorded $29,000 in federal income tax and $12,000 in state income tax. For the nine months ended January 31, 2008, the Company recorded $39,000 in federal income tax, $99,000 in foreign income tax and $12,000 in state income tax. No federal or state tax provisions were recorded in the three and nine months periods ended January 31, 2007, as the Company had net operating loss carryforwards. The Company recorded $77,000 in foreign income taxes for the three months ended January 31, 2007.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product, which were sold in November 2006, have been reported as discontinued operations for the quarter and nine months ended January 31, 2008 and 2007, respectively. The divestitures of these businesses were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenue	$-	$32	$-	$541
Loss from discontinued operations	$-	$(505)	$-	$(1,445)

Liquidity and Capital Resources

At January 31, 2008, the Company had cash and cash equivalents of $1.7 million, compared to $2.1 million at April 30, 2007. The Company had net accounts receivable of $6.0 million as of January 31, 2008 and $4.2 million as of April 30, 2007.

On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans have an interest rate of 11.25% and have terms of 48 to 60 months. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock. Additionally, in the third quarter of fiscal 2008, $1.0 million of the outstanding balance of Tranche 2 was converted into 198,670 shares of common stock. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. In November 2007, ComVest elected to exercise 120,000 warrants to purchase common stock at $1.35 per share. The debt financing agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

We believe that existing cash, $1.7 million as of January 31, 2008, along with forecasted operating cash flows for fiscal year 2008 and the ComVest credit facility will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2008. The fiscal 2008 operating plan assumes normal operations for the Company and required interest and principal payments on debt.

Operating Cash Flow. For the first nine months of fiscal 2008 cash provided by continuing operations was $0.3 million. This compares to cash flows used by continuing operations of $0.1 million for the first nine months of fiscal 2007. Cash flows provided by operations for the first nine months of fiscal 2008 principally resulted from $1.6 million in net income from continuing operations, an increase of $0.5 million in accrued compensation and related expenses, an increase of $0.3 million in deferred revenue, $0.6 million in amortization of intangible assets and $0.2 million of discount on notes payable. Offsetting these amounts was an increase of $1.7 million in accounts receivable, a decrease of $0.4 million in accounts payable, a decrease of $0.3 million in fulfillment of support obligations and a decrease of $0.4 million in accrued acquisition costs.

For the first nine months of fiscal 2007, the cash flows used by continuing operations of $0.1 million principally resulted from $0.8 million in net loss from continuing operations, a decrease of $0.5 million in accrued compensation and related expenses, a decrease of $0.5 million in accounts payable, a decrease of $1.1 million in other accrued liabilities and an increase of $0.2 million in other long term assets. Offsetting this was an increase of $1.9 million in deferred revenue, an increase of $0.7 in accrued acquisition costs, $0.1 million in depreciation and $0.1 million in amortization of intangible assets.

Investing Cash Flows. Cash used in investing activities for continuing operations was $0.3 million for the first nine months of fiscal 2008. The use of cash consisted of $0.4 million expended related to the acquisition of Active Data Corporation and $0.1 million for the purchase of property and equipment. Offsetting this were proceeds from the sale of other assets of $0.3 million as a result of the sale of stock related to our investment in Arango Software International. Cash used in investing activities for continuing operations was $5.8 million for the first nine months of fiscal 2007. The use of cash consisted of $5.7 million expended related to the acquisition of Gupta Technologies LLC and $0.1 million for the purchase of property and equipment.

Financing Cash Flows. Net cash used in financing activities for continuing operations for the first nine months of fiscal 2008 was $0.4 million. Cash used in financing activities was primarily the result of $1.0 million for payments on the Company’s revolver note and $0.4 million of principle payments on the debt obligations. Offsetting this was $1.0 million of borrowings under the revolver. In the first nine months of fiscal 2007, cash provided by financing activities was $7.7 million and was the result of $2.3 million of borrowings under the revolver and $5.4 million of borrowings under debt obligations.

A summary of certain contractual obligations as January 31, 2008 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	$2,530	$1,204	$984	$275	$67
Revolver note	1,850	—	1,850	—	—
Other long-term liabilities	116	—	—	—	116
Capital leases	19	7	12	—	—
Operating leases	3,487	940	782	610	1,155
Total contractual cash obligations	$8,002	$2,151	$3,628	$885	$1,338

In January 2008, the Company entered into a lease agreement for office furniture. The lease is expected to commence in April 2008 and will be recorded as a capital lease in the amount of $115,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $1.7 million as of January 31, 2008. Unify had no short-term investments at January 31, 2008.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of January 31, 2008, there was $1.85 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s subsidiaries in France, Germany and the UK. At January 31, 2008, the Company had $2.3 million in such payables denominated in euros and a total $2.7 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: March 5, 2008	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)