Form 10-K
period 2008-04-30
UNIFY CORP
filed 2008-07-01
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $17,963,219 based on the number of shares held by non-affiliates of the registrant as of April 30, 2008, and computed by reference to the reported last sale price of common stock on October 31, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2008, the registrant had 6,980,749 shares of common stock outstanding.

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

ITEM 1. BUSINESS

The Company

     Unify (the “Company”, “we”, “us” or “our”) is a global provider of application modernization, data management and application development solutions. Our migration solutions, development software and embedded databases allow customers to modernize and maximize their application environment. Our award-winning technologies help organizations drive business optimization, improve collaboration, increase customer service and reduce costs. Unify’s strategy is to help businesses modernize mission-critical legacy applications and data. Based on market requirements for application modernization, our solutions help companies increase speed and agility, improve asset reuse, lower IT costs, reduce business risks and exposures, and free information previously locked within proprietary systems. The Company sells and markets its application development and database software and services and modernization solutions through two segments. The segments are the Americas, which include the Company’s international distributors, and Europe, which includes the UK, France, Germany and other direct European customers.

     Unify expanded its technology heritage and innovation with the November 2006 acquisition of GUPTA Technologies LLC (“Gupta”), a complementary application development and data management software company. Unify now serves more than 5,000 end user corporate information technology (“IT”) department customers, 35 distributors and 250 software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) partners across the globe. Our clients represent diverse industries including energy, financial services, government, health care, insurance, manufacturing, retail, telecommunications and more. We market and sell products directly in the United States, Australia, UK, France and Germany, and indirectly to more than 50 countries through worldwide distributors in Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America.

     Over the past five years, we have expanded our product offering to adapt to evolving market requirements. Our application modernization solutions include Composer for Lotus Notes and Sabertooth; our application development product families include NXJ Developer, Team Developer, ACCELL and VISION; and our data management software includes SQLBase and DataServer.

     Unify was initially incorporated in California in 1980 and later reincorporated in Delaware on April 10, 1996. We are headquartered in Sacramento, California, and have offices in Australia, France, Germany and the United Kingdom (“UK”). Our headquarters office is located at 2101 Arena Blvd., Suite 100, Sacramento, California 95834. Our telephone number is (916) 928-6400 and our website address is http://www.unify.com.

Products

Application Modernization Solutions

     Composer™ for Lotus Notes is specifically designed for customers that need to modernize and migrate proprietary applications to a new technology platform. Composer for Lotus Notes is a software plus services solution for migrating IBM Lotus Notes® applications to the Microsoft platform. Composer delivers like-for-like, production-to-production migration of Lotus Notes applications to the Microsoft stack while preserving the business logic/workflow in order to avoid end-user disruption. With Composer, Lotus Notes applications are decomposed and re-assembled: Data from the Lotus Notes application is migrated into a normalized SQL Server database; Business logic is restructured as C# Web Services in Visual Studio; User Interface is transformed into SharePoint Lists and Web Parts; and ACL security is mapped into the Microsoft Active Directory Services.

     Sabertooth™ is designed for organizations that are standardizing on Microsoft and are forced to transition Team Developer applications to C# or VB.NET. The vast majority of Unify’s worldwide Team Developer customers continue to benefit from the ability to rapidly build and deploy business applications fast and cost-effectively. From the latest Web Services Consumption in Team Developer 5.1 to the planned .NET support in future releases, Sabertooth delivers complimentary solution for organizations requiring standardization and consolidation of their IT systems and applications to the Microsoft .NET platform, either now or in the near future.

Rapid Application Development Products

     NXJ Developer and NXJ Enterprise® is a visual environment for the rapid development of innovative Web 2.0 Rich Internet Applications (RIA). NXJ Developer is distinguished by its combination of intuitive visual design, flexible service-oriented architecture (“SOA”) programming, and ease of integration with both Java code and .NET business logic via Web services. The combination of AJAX-rich client technology and Web services make NXJ Developer a powerful and competitive solution for delivering SOA-based Rich Internet Applications. NXJ Enterprise ® includes all of the powerful technology of NXJ Developer but adds workflow and reporting for delivering enterprise class RIA and web-based applications.

     Team Developer® is a visual object-oriented rapid application development product that shortens the development cycle by providing developers the tools needed to quickly design, develop and deploy Windows solutions. Team Developer provides a completely integrated visual development environment that includes a database explorer, integrated reporting tool, team-oriented source code management facility, and a powerful component developer facility that enables programmers to automate and customize the development environment.

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

  ACCELL/SQL™ — is our 4GL-based rapid application development software for developing client/server applications. ACCELL/SQL connects to Unify, Oracle, Sybase and Informix databases creating a fast application performance environment.

  ACCELL/IDS™ — is our 4GL-based rapid application development software for applications that connect to Unify’s DataServer ELS database.

     VISION® is a graphical, client/server application development system that allows for rapid creation and easy modification of complex business applications based on 4GL technology. Unify VISION consists of an object-oriented, repository-based component framework designed to enable developers to rapidly create and easily modify application components. VISION also contains an application server to allow organizations to integrate custom-built and packaged applications with the Internet.

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

  SQLBase® Treasury is an encrypted, secure version of the SQLBase database.

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

  DataServer® ELS — A high performance, easily embeddable database. Its small footprint and proven reliability make it an industry favorite for embedded applications that require relational databases.\

  Report Builder™ provides individuals a quick and easy way to create attractive reports and ad-hoc queries for databases. Report Builder offers full Cross Platform capabilities and is available for Windows and Linux desktop computers.

Customers

     Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We had one customer in the years ended April 30, 2008 and 2006 that accounted for 12% of consolidated revenues. No single customer accounted for 10% or more of consolidated revenue in the year ended April 30, 2007.

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

     Unify’s direct sales organization consists of sales representatives and pre-sales consultants. Our North America sales representatives are located primarily in our headquarters in Sacramento, California. Unify markets its products internationally through offices in the UK, France, Germany and Australia. Unify has distributors in Asia Pacific, Europe, Japan, Latin and South America, and Russia. International revenues accounted for 78%, 73% and 70% of total revenues in fiscal 2008, 2007 and 2006, respectively.

     Unify’s marketing is focused on generating demand and marketing awareness for Unify products including efforts to support the direct and indirect sales channels. Marketing activities include e-business initiatives, strategic demand generation, public relations, customer communications and events, trade shows and our Web site.

     As of April 30, 2008, Unify had 24 employees engaged in sales and marketing activities, 15 in North America and 9 in Europe.

Customer Support and Professional Services

     Unify’s customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy, manage or migrate applications.

Customer Support and Maintenance

     Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in California, Australia, France and Holland. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual contracts.

Consulting

     Unify offers a full range of consulting services ranging from application implementation services including delivering a proof of concept to completed applications using our technology infrastructure. Our products allow companies to maximize return on investment, get to market quickly or be more efficient. Consulting services include: application migration, project implementations and application updates, business process-centric application development, Web-enablement, technology/knowledge transfer, application architecture audits and database tuning. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Education

     Unify offers education courses at our training centers located in Sacramento, California and Paris, France. We also offer on-site training at customer and partner facilities.

     As of April 30, 2008, we had a total of 13 employees engaged in providing professional services, 8 in support and 5 in consulting and training. Of those employees, 9 were located in the United States and 4 were located in Europe.

Product Development

     We focused our development efforts primarily on the Composer for Lotus Notes, Team Developer, SQLBase and NXJ products. During fiscal 2008, we developed and released major new versions of SQLBase, Team Developer, SQLBase Treasury, Sabertooth and NXJ Developer, and significantly expanded and enhanced our Composer for Lotus Notes application migration solution. Unify’s product development expenses for fiscal 2008, 2007, and 2006, were $3.5 million, $2.4 million and $1.6 million, respectively.

      Most of Unify’s current software products have been developed internally; however, we have licensed certain software components from third parties and we may do so again in the future. We are committed to delivering products that meet customer and market needs today and into the future.

     Unify’s product development activities are conducted at the Sacramento, California headquarters facility. As of April 30, 2008, we had a total of 19 employees in product development, including 12 software development engineers.

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

     Unify is dependent on third-party suppliers for certain software which is embedded in some of our products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources, or could be developed by us if any such third-party licenses were terminated, or not renewed, or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing products which could require payment of additional fees to third parties or internal development costs and delays that might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could adversely affect our business, operating results, and financial condition.

Competition

     The market for Unify’s software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our products and software solutions compete in the market with dozens of other companies that provide application modernization solutions, application development products, and databases. These competitors include IBM, Microsoft, Oracle and Sun. All of these competitors are large, well capitalized companies with significantly greater financial, technical and marketing resources as well as greater name recognition and larger customer bases. The Unify solutions are competitive from a technical capability, rich interface and ease of use, service and pricing perspectives, but our competitors have greater brand recognition and perceived financial strength.

     The Company generally derives sales from new project initiatives, additional deployment of existing applications and product upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether or not to begin a new project initiative or upgrade or keep things status quo. Organizations choose Unify software for a variety of factors including the ability to migrate applications, build and deploy applications quickly, the knowledge of Unify’s software among its IT developers, the high level of customer service and support Unify provides and our price point, which gives customers a cost-effective solution to their business problem. Organizations will typically choose a competitor because of their perceived financial strength.

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

Employees

     As of April 30, 2008, we had a total of 71 employees, including 19 in product development, 24 in sales and marketing, 13 in customer support, consulting, and training, and 15 in finance, operations and general administration. Of these employees, 56 were located in the United States and 15 were located in Europe.

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

The conversion ratio of the convertible notes and the exercise price of the warrants may be substantially below the market price of our stock at the time of exercise which could potentially have a negative impact on our stock price.

      In conjunction with the acquisition of Gupta, we obtained debt financing that included convertible notes in the principal amount of $5,350,000 and we also issued 670,000 warrants. As of April 30, 2008, the remaining principal amount of convertible notes resulting from our debt financing was $1,400,000 which are convertible into our common stock at a fixed ratio of $5.00 per share. The warrants are exercisable at fixed exercise prices ranging from $1.35 per share to $1.90 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current conversion ratio or exercise price. Conversion of the notes or exercise of the warrants is only likely to occur at such time as the conversion ratio or exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

     To finance the cash portion of the acquisition of Gupta and provide working capital, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest on November 20, 2006. Under the Loan Agreement, we granted to ComVest a first priority security interest in substantially all of our assets. If we default on the Loan Agreement and are unable to cure the default pursuant to the terms of the agreement, our lender could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off the debts, which could seriously harm our business. Furthermore, we may enter into other secured credit or loan agreements in the future. As of April 30, 2008, the outstanding loan balance of convertible debt was $1.4 million.

We are subject to intense competition.

     We have experienced and expect to continue to experience intense competition from current and future competitors including IBM, Microsoft Corporation, and Oracle Corporation. Often, these competitors have significantly greater financial, technical, marketing and other resources than Unify, in addition to having greater name recognition and more extensive customer bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

     There can be no assurance that our products will continue to be perceived by our customers as technologically advantageous or that we will not experience difficulties that delay or prevent the sale of enhancements to existing products that meet with a significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed, or if when released, they fail to achieve market acceptance, our business, operating results, and financial condition would be adversely affected.

We are dependent on indirect sales channels.

     A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 64%, 61% and 51% of our software license revenues for fiscal 2008, 2007 and 2006, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

     Revenues derived from our international customers accounted for 78%, 73% and 70% of our total revenues, with the remainder from North America, in fiscal 2008, 2007 and 2006, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

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

     Our application modernization solutions are used to implement comprehensive solutions including complete technology platform transitions and new applications. As a result, the delivery of our application modernization solutions generally involve a four to ten week implementation time and a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

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

     Unify is dependent on third-party suppliers for software which is embedded in some of its products. We believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company. However, if any such third-party licenses were terminated, or not renewed, or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing such products, which could require payment of additional fees to third parties or internal development costs and delays that might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could adversely affect our business, operating results and financial condition.

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

Rapid growth may significantly strain our resources.

     If we are able to achieve rapid and successful market acceptance of our current and future products, we may undergo a period of rapid growth. This expansion may significantly strain management, financial resources, customer support, operational and other resources. To accommodate this anticipated growth, we are continuing to implement a variety of new and upgraded operating and financial systems, procedures and controls, including the improvement of our internal management systems. There can be no assurance that such efforts can be accomplished successfully. Any failure to expand these areas in an efficient manner could have an adverse effect on our business, operating results, and financial condition. Moreover, there can be no assurance that our systems, procedures and controls will be adequate to support our future operations.

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

ITEM 2. PROPERTIES

     The Company’s principal administrative offices and headquarters are in Sacramento, California where we lease a 15,200 square foot facility. This lease is on a month-to-month basis and in July 2008 we will relocate our principal administrative offices and headquarters to a 17,700 square foot facility in Roseville, California. We also lease offices in the United Kingdom, Germany and France. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2008, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on February 22, 2008. As part of the meeting, the election of Board members was voted on by the Company’s stockholders. Elected to serve on the board were Steven D. Whiteman, Robert Bozeman, Richard M. Brooks, Robert J. Majteles, Tery R. Larrew and Todd E. Wille. All board members elected to serve were previously board members for the Company. The elected board members will serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

     As part of the Annual Meeting, stockholders voted on the nominees for director, an amendment to increase the number of options reserved for issuance under the 2001 stock option plan and ratified the appointment of Grant Thornton LLP as the Company’s auditors for the fiscal year ending April 30, 2008.

1.       The election of each of the nominees for director were approved with the following votes:

	In Favor	Withheld
Steven D. Whiteman	4,744,336	37,183
Robert Bozeman	4,744,319	37,200
Richard M. Brooks	4,744,626	36,893
Tery R. Larrew	4,744,336	37,183
Robert J. Majteles	4,744,606	36,913
Todd E. Wille	4,719,876	61,643

2.	The proposal to amend the 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance from 595,000 to 1,200,000, was approved as 2,029,334 shares voted in favor of the amendment, representing 84% of the shares voted at the meeting. This was sufficient to pass the amendment.

3.	The proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending April 30, 2008 was approved as 4,757,092 shares voted in favor of the amendment, representing 71% of the shares voted at the meeting. This was sufficient to pass this proposal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

     During fiscal 2008, Unify’s common stock was traded on the Over-The-Counter Bulletin Board (OTC BB) under the symbol UFYC.OB. The following table sets forth the average high and low bid quotations as reported on the over-the-counter market for shares of our common stock for the periods indicated. Such quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2008
Fourth Quarter	$7.00	$5.65
Third Quarter	6.60	4.81
Second Quarter	5.25	2.05
First Quarter	2.75	2.25

Fiscal 2007
Fourth Quarter	$2.85	$1.45
Third Quarter	1.55	1.10
Second Quarter	1.90	1.00
First Quarter	2.30	1.60

Common Stockholders of Record

     At May 31, 2008, there were approximately 275 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

     We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

     Unify maintains a compensation plan that provides for the issuance of its Common Stock to officers, directors, other employees or consultants. This plan is known as the 2001 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 1991 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2008:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	412,910	$2.64	669,314
Equity compensation plans not approved by stockholders:
Director Restricted Stock Plan (2)	96,137	$2.45	3,862
Non-Plan Options (3)	330,400	$2.95	0
____________________

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	There are 100,000 shares authorized under the Director Restricted Stock Plan, of which 96,137 shares were awarded and were outstanding on April 30, 2008. As of April 30, 2008 there were 3,862 shares available for future awards.

(3)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

Material Features of Director Restricted Stock Plan

     On May 1, 2002 the Board approved the Director Restricted Stock Plan as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. In fiscal 2008, there were no shares awarded under this plan. As of April 30, 2008 there is a balance of 3,862 shares reserved for future awards under this plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2008 (1)	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$8,539	$4,432	$4,759	$5,118	$6,111
Services	11,286	6,755	5,384	6,085	5,814
Total revenues	19,825	11,187	10,143	11,203	11,925
Cost of Revenues:
Software licenses	226	377	448	337	595
Services	1,374	1,024	1,106	1,430	1,299
Total cost of revenues	1,600	1,401	1,554	1,767	1,894
Gross profit	18,225	9,786	8,589	9,436	10,031
Operating Expenses:
Product development	3,498	2,360	1,643	2,813	2,996
Selling, general and administrative	12,002	8,314	5,801	8,673	7,840
Write-down of other investments	—	—	—	—	175
Total operating expenses	15,500	10,674	7,444	11,486	11,011
Income (loss) from operations	2,725	(888)	1,145	(2,050)	(980)
Interest expense	(900)	(527)	(11)	(23)	(68)
Other income (expense), net	130	136	61	71	41
Income (loss) before income taxes	1,955	(1,279)	1,195	(2,002)	(1,007)
Provision (benefit) for income taxes	324	82	—	9	3
Income (loss) from continuing operations	$1,631	$(1,361)	$1,195	$(2,011)	$(1,010)
Loss from discontinued operations	—	(1,445)	(1,823)	(353)	—
Net income (loss)	$1,631	$(2,806)	$(628)	$(2,364)	$(1,010)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.25	$(0.23)	$0.21	$(0.36)	$(0.23)
Discontinued operations	$—	$(0.24)	$(0.32)	$(0.07)	$—
Net income (loss) per share	$0.25	$(0.47)	$(0.11)	$(0.43)	$(0.23)

Dilutive earnings per share:
Continuing operations	$0.23	$(0.23)	$0.20	$(0.36)	$(0.23)
Discontinued operations	$—	$(0.24)	$(0.32)	$(0.07)	$—
Net income (loss) per share	$0.23	$(0.47)	$(0.12)	$(0.43)	$(0.23)
Shares used in computing net income (loss) per share:
Basic	6,423	5,927	5,803	5,555	4,311
Diluted	7,105	5,927	5,875	5,555	4,311
Consolidated Balance Sheet Data (As Restated)
Cash and cash equivalents	$2,692	$2,064	$1,881	$3,675	$6,606
Working capital (deficit)	(1,157)	(3,343)	1,657	1,886	3,816
Total assets	16,678	15,654	8,351	9,490	10,743
Long term debt, net	1,334	4,910	3	31	—
Total stockholders' equity	5,419	469	2,235	2,567	4,492
____________________

(1)	The Company acquired Gupta on November 20, 2006 so the fiscal 2007 results include only the activity through the end of the fiscal year. There was no Gupta activity for fiscal years 2006, 2005 and 2004 and twelve months in fiscal 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     Unify (the “Company”, “we”, “us” or “our”) is a global provider of application modernization, data management and application development solutions. Our migration solutions, development software and embedded databases allow customers to modernize and maximize their application environment. Our award-winning technologies help organizations drive business optimization, improve collaboration, increase customer service and reduce costs. Unify’s strategy is to help businesses modernize mission-critical legacy applications and data. Based on market requirements for application modernization, our solutions help companies increase speed and agility, improve asset reuse, lower IT costs, reduce business risks and exposures, and free information previously locked within proprietary systems. The Company sells and markets its application development and database software and services and modernization solutions through two segments. The segments are the Americas, which include the Company’s international distributors, and Europe, which includes the UK, France, Germany and other direct European customers.

     On September 13, 2006, the Company entered into a Purchase and Exchange Agreement (“Purchase Agreement”) with Halo Technology Holdings, Inc. (“Halo”) whereby Unify agreed to purchase Gupta from Halo in exchange for: (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction (the “Purchase and Exchange”). The Company’s acquisition of Gupta was consummated on November 20, 2006. As a result of the Gupta acquisition the Company’s fiscal 2007 financial results include approximately five months of Gupta operations and fiscal 2008 includes twelve months of Gupta’s operations.

     On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans had an initial interest rate of 11.25% and have terms of 48 to 60 months. The agreement was modified in April 2008 such that the interest rate on the term loans was reduced to 5% and principal payments were deferred until June 2009. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

     In February 2005, Unify acquired privately-held Acuitrek Inc. (“Acuitrek”), a provider of policy administration and underwriting solutions for the alternative risk market. The acquisition was the result of a strategy to penetrate underserved specialty markets with our solutions and led to the formation of the Unify IRM division. However, with the September 2006 sale of the Company’s IRM division and ViaMode software asset to Halo, Acuitrek, Inc. was sold to Halo. In connection with this sale, the Company amended certain terms of the agreement under which it had purchased Acuitrek, Inc. in February 2005.

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

     Our mission is to enable customers to modernize mission critical applications. Our software and solutions give customers a rich user experience, quality information and a high degree of customer satisfaction.

     Our technology products include Composer for Lotus Notes, Sabertooth, NXJ Developer and NXJ Enterprise, Team Developer, ACCELL, VISION, DataServer, SQLBase and SQLBase Treasury. The Company is committed to providing exceptional technology to this customer base and to continue to meet their current and future technology needs. Services to our extensive customer installed base include sales and marketing, support, and professional services.

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

Revenue Recognition

     The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions. With the exception of its Composer for Lotus Notes Solution and its discontinued product, NavRisk, the Company recognizes revenue for software license sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For Composer for Lotus Notes and the discontinued product, NavRisk, the Company recognized revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

Valuation of Long-Lived Assets

     Our long-lived assets are comprised of long-term investments. At April 30, 2008, we had no long-term investments. In September 2007, the Company sold all of its stock in Arango Software International (“Arango”) as part of a stock repurchase plan offered by Arango. At the time of the sale, the Company had a carrying value of $175,000 for the Arango stock. Proceeds from the sale of the Arango stock were $264,000. The gain on the sale of the Arango stock is included in other income. Additionally, in April 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

     As of April 30, 2008, we had approximately $18.3 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2008	2007	2006
Revenues:
Software licenses	43.1%	39.6%	46.9%
Services	56.9	60.4	53.1
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	1.1	3.4	4.4
Services	6.9	9.1	10.9
Total cost of revenues	8.0	12.5	15.3
Gross profit	92.0	87.5	84.7
Operating expenses:
Product development	17.6	21.1	16.2
Selling, general and administrative	60.5	74.3	57.2
Total operating expenses	78.1	95.4	73.4
Income (loss) from operations	13.7	(7.9)	11.3
Interest expense	(4.5)	(4.7)	0.0
Other income (expense), net	0.7	1.2	0.5
Income (loss) from continuing operations before income taxes	9.9	(11.4)	11.8
Provision for income taxes	1.6	0.7	0.0
Income (loss) from continuing operations	8.2	(12.1)	11.8
Loss from discontinued operations, net of taxes	0.0	(12.9)	(18.0)
Net income (loss)	8.2%	(25.0)%	(6.2)%

Total Revenues

     The Company generates revenue from software license sales and related services, including maintenance, support and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 64%, 61%, and 51% of our software license revenues for fiscal 2008, 2007 and 2006, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 78%, 73%, and 70% of total revenues in fiscal years 2008, 2007 and 2006, respectively.

     Total revenues in fiscal 2008 were $19.8 million, an increase of $8.6 million or 77% from fiscal 2007 revenues of $11.2 million. Total software license revenues in fiscal 2008 were $8.5 million, an increase of $4.1 million or 93% from fiscal 2007. Total services revenues were $11.3 million in fiscal 2008, an increase of $4.5 million or 67% from fiscal 2007. The increase in total revenues, software license revenues, and services revenues was primarily the result of the November 20, 2006 acquisition of Gupta Technologies LLC. Total revenues in fiscal 2007 were $11.2 million, an increase of $1.1 million or 11% from fiscal 2006 revenues of $10.1 million. Total software license revenues in fiscal 2007 were $4.4 million for a decrease of $0.3 million or 7% from fiscal 2006, while total service revenues of $6.8 in fiscal 2007 increased by $1.4 million or 25% from fiscal 2006. The increase in total revenue and service revenues was primarily the result of the acquisition of Gupta Technologies LLC.

     For fiscal 2008 and 2007, total revenues from the Americas were 22% and 27% of total revenues, respectively. Total revenue from the Americas in absolute dollars was $4.4 million for fiscal 2008 and $3.0 million for fiscal 2007. Total revenue from our European territory was $10.9 million for fiscal 2008 and $6.3 million for fiscal 2007. On a percentage basis, revenue from our European territory was 55% for fiscal 2008 and 54% for fiscal 2007. For fiscal 2008 and 2007, total revenues from international distributors were 23% and 16% of total revenues, respectively. Total revenue from the international distributors in absolute dollars was $4.5 million for fiscal 2008 and $1.9 million for fiscal 2007.

Cost of Revenues

     Cost of Software Licenses. Cost of software licenses consists primarily of product packaging and production costs as well as the amortization of royalties and license fees paid for licensed technology. Costs associated with royalties and other direct production costs are expensed as incurred at the time of the sale and purchased technology from third parties are amortized ratably over their expected useful lives. Cost of software licenses was $0.2 million for fiscal 2008 and $0.4 million for both fiscal 2007 and fiscal 2006. The decrease from fiscal 2007 primarily relates to a decrease in third party license fees paid in the current year.

     Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $1.4 million for fiscal 2008, $1.0 million for fiscal 2007 and $1.1 million for fiscal 2006. Our cost of services as a percent of services revenues was 12% in fiscal 2008, 15% in fiscal 2007 and 21% in 2006. The favorable decrease in the percentage of cost of service expenses to services revenue in fiscal 2008 was the result of economies of scale relative to our cost structure and an increase in services revenue, both of which were direct results of our acquisition of Gupta.

Operating Expenses

     Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2008 were $3.5 million compared to $2.4 million in fiscal 2007 and $1.6 million in fiscal 2006. The increase in product development costs was the addition of the Gupta product development team plus additional outsourced development costs associated with efforts to deliver the first major new version of the Gupta Team Developer product in several years.

     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $12.0 million in fiscal 2008, $8.3 million for 2007 and $5.8 million for 2006. The increase in SG&A costs in fiscal 2007 is from adding five months of the Gupta Technologies selling, marketing and administrative personnel from the November 2006 acquisition plus $0.5 million in legal and accounting costs resulting from the Gupta acquisition and the aborted merger with Halo Technology Holdings. The increase in SG&A in fiscal 2008 is from having 12 months of the Gupta personnel, plus approximately $0.3 million in closing costs for our German subsidiary, plus the launch of the Composer business in terms of both personnel and sales and marketing activities. As a percentage of total revenue, SG&A expenses were 61% in fiscal 2008, 74% in fiscal 2007 and 57% in fiscal 2006. We expect SG&A costs as a percentage of total revenues to decrease in the future as we continue to benefit from the additional economies of scale as a result of the acquisition and the Composer business begins to generate revenue. The major components of SG&A for fiscal 2008 were sales expenses of $5.8 million, marketing expenses of $1.4 million and general and administrative expenses of $4.8 million. For fiscal 2007, the major components were sales expenses of $4.1 million, marketing expenses of $0.6 million and general and administrative expenses of $3.6 million. For fiscal 2006, the major components of SG&A were sales expenses of $3.0 million, marketing expenses of $0.7 million, and general and administrative expenses of $2.1 million.

     Write-down of Other Investments. We continue to periodically review the recorded value of our investments. We record an investment impairment charge if and when we believe an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of an investment could result in losses or an inability to recover the carrying value of the investment, thereby possibly requiring impairment charges in the future. In September 2007, the Company sold all of its stock in Arango as part of a stock repurchase plan offered by Arango. At the time of the sale, the Company had a carrying value of $175,000 for the Arango stock. Proceeds from the sale of the Arango stock were $264,000. The gain on the sale of the Arango stock is included in other income. Additionally, in April 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment. The write off of Unify Japan was recorded in other expense.

     Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $900,000, $527,000 and $11,000 in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs and the note discount representing the value of the issued warrants.

     Other Income (Expense). Other income (expense), net consists primarily of the gain on the sale of the Other Investments, the foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Other income (expense) was $130,000, $136,000 and $61,000 in fiscal 2008, 2007 and 2006, respectively.

     Provision for Income Taxes. For fiscal 2008, the Company recorded $89,000 in foreign tax expense and $235,000 for state and federal taxes. For fiscal 2007, the Company recorded $82,000 in foreign tax expense and no expense for state or federal taxes. For fiscal 2006, the Company recorded no state, federal or foreign tax expense. At April 30, 2008, the Company had approximately $44.4 million in federal net operating loss carryforwards that begin to expire in fiscal year 2008 through 2027, approximately $11.0 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2017, approximately $0.7 million in foreign net operating loss carryforwards that do not expire and approximately $4.3 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Liquidity and Capital Resources

     At April 30, 2008, the Company had cash and cash equivalents of $2.7 million, compared to $2.1 million at April 30, 2007. The Company had net accounts receivable of $5.1 million as of April 30, 2008 and $4.2 million as of April 30, 2007.

     On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans had an initial interest rate of 11.25% and have repayment terms of 48 to 60 months. The agreement was modified in April 2008 whereby the interest rate on the term loans has been decreased to 5% and all principal payments have been deferred until June 2009. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

     We believe that existing cash of $2.7 million as of April 30, 2008, along with forecasted operating cash flows for fiscal year 2009 and the ComVest credit facility will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2009. The fiscal 2009 operating plan assumes normal operations for the Company, capital expenditures of approximately $100,000 and only required interest payments on debt.

     In fiscal 2009, we plan to aggressively market our Composer product and we also anticipate releasing new versions of Team Developer, SQLBase, NXJ and DataServer which will have enhanced functionality. The fiscal 2009 plan requires few additional strategic investments in sales, marketing or implementation services. We believe our fiscal 2009 plan will generate positive cash flow as a result of increased revenues for Composer, new license sales from the release of new versions of our Team Developer, SQLBase and NXJ products.

     Operating Cash Flows. In fiscal 2008, we had cash flows from continuing operations of $3.4 million. This compares to fiscal 2007 and 2006 where cash flows from continuing operations were $0.6 million and a negative $39,000, respectively. Cash flows provided by operations for fiscal 2008 principally resulted from $1.6 million of income from operations, a $0.9 million increase in deferred revenue, a $0.8 million increase in accrued compensation and related expenses, $0.8 million in amortization of intangible assets, $0.2 million for amortization of discount on notes payable, $0.2 million in depreciation and $0.2 million in stock based expenses. Offsetting these amounts was an increase of $0.6 million in accounts receivable, an increase of $0.1 million in other long term assets, a $0.3 million decrease in accounts payable, a decrease of $0.3 million in accrued acquisition costs, and fulfillment of support obligations of $0.3 million.

     In fiscal 2007, we had cash flows provided by operations of $0.6 million principally resulting from a $2.6 million increase in deferred revenue, a $0.4 million decrease in accounts receivable, a $0.2 million increase in prepaid expenses and other current assets, a $0.5 million increase in accrued acquisition costs, $0.3 million in amortization, $0.2 million in depreciation and $0.1 million in stock based expenses. Offsetting these amounts was a loss from continuing operations for fiscal year 2007 of $1.4 million, a decrease of $0.7 million in accrued compensation and related expenses, a $0.5 million decrease in accounts payable, a decrease of $0.8 million in other accrued liabilities, an increase of $0.2 million in other long term assets and fulfillment of support obligations of $0.2 million.

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

     Investing Cash Flows. Cash used in investing activities for continuing operations was a negative $0.6 million for fiscal 2008. The use of cash consisted of $0.2 million related to the acquisition of Active Data, $0.3 million related to the purchase of property and equipment and $0.3 million related to payments on acquisitions offset by proceeds from the sale of investments of $0.3 million. Cash used in investing activities for continuing operations was $5.9 million in fiscal 2007 and $41,000 in fiscal 2006. The use of cash in investing activities for continuing operations for fiscal 2007 was related to the acquisition of Gupta and in fiscal 2006 was entirely related to the purchase of property and equipment.

     Financing Cash Flows. Net cash used in financing activities for continuing operations in fiscal 2008 was $2.3 million. Cash used for principal payments under debt obligations was $3.3 million. This amount was offset by $1.0 million in borrowing under debt obligations and $20,000 of proceeds from issuance of common stock. Net cash provided by financing activities for continuing operations in fiscal 2007 was $7.0 million. Sources of cash from financing activities included $7.7 million from borrowings and $0.2 million from the proceeds of the issuance of common stock. In fiscal 2007 $1.0 million in cash was used to make principal payments on debt obligations. In fiscal 2006 cash used in financing activities was $42,000 and was the result of cash payments of $1.6 million for principal payments on debt offset by proceeds from borrowings of $1.4 million and proceeds of $0.1 million from the issuance of common stock.

     A summary of certain contractual obligations as April 30, 2008 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$1,400	$—	$1,400	$—	$—
Revolver note	—	—	—	—	—
Other long-term liabilities	121	—	—	—	121
Capital lease obligations	18	8	10	—	—
Operating leases	3,220	354	1,249	1,131	486
Total contractual cash obligations	$4,759	$362	$2,659	$1,131	$607

     In January 2008, the Company entered into a lease agreement for office furniture. The lease is expected to commence in July 2008 and will be recorded as a capital lease in the amount of $115,000.

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We are currently assessing the impact, if any, of FSP APB 14-1 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $2.7 million at April 30, 2008. Unify had no short-term investments at April 30, 2008.

     In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. At April 30, 2008 the Company had no amount outstanding under the revolver.

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

      Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s operations in France, Germany and the UK. At April 30, 2008, the Company had $2.6 million in such payables denominated in euros and a total $0.5 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

     In December 2007, the Company determined that due to an accounting error it would restate its consolidated financial statements for the fiscal year ended April 30, 2007 included in its 2007 Annual Report on Form 10-K and its condensed consolidated financial statements for the quarters ended January 31, 2007 and July 31, 2007. The decision to restate the consolidated financial statements was made by the Audit Committee of the Company’s Board of Directors. The restatement reflects the identification of an error related to the accounting for the acquisition of Gupta Technologies LLC (“Gupta”) in November 2006. The acquisition of Gutpa was part of a purchase and exchange agreement whereby, in addition to acquiring Gupta, the Company also sold its Insurance Risk Management Division. In accounting for the purchase and exchange transaction, the Company incorrectly capitalized $384,000 in future payments as direct costs of the sale and acquisition. The future payments of $384,000 were determined to be indirect costs of the sale and should have been expensed. The restatement increased the Company’s loss from discontinued operations for the fiscal year ended April 30, 2007 and the quarter ended January 31, 2007 by $384,000 and increased the Company’s net loss by the same amount. The restatement also decreases the amount reported as goodwill by $384,000 as of April 30, 2007 and the quarters ended January 31, 2007 and July 31, 2007.

     As a result of the error noted above, the Company identified a significant deficiency in internal control related to the accounting for non-routine complex transactions. The Company will engage outside accounting experts to advise it regarding any complex nonroutine transactions to ensure accounting entries are properly recorded. The Company believes this change to our system of disclosure and procedure controls will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported correctly.

      (b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting, other than what was adopted above, during the fiscal year April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     (c) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

     Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

     Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2008, the Company’s internal control over financial reporting was effective.

     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2008.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of the date May 31, 2008.

Executive Officers

			Executive
			Officer
Name	Current Position with Company	Age	Since
Todd E. Wille	President and Chief Executive Officer	45	2000
Steven D. Bonham	Vice President, Finance and Administration and CFO	51	2005
Kevin R. Kane	Vice President, Composer Solutions	40	2007
Mark Bygraves	Vice President, Sales – Europe, Middle East and Africa	51	2007
Frank Verardi	Vice President, Sales - Americas and Asia Pacific	59	2001
Duane George	Vice President, Product Development and CTO	50	2007

     Unify has a board of directors consisting of six (6) members. Set forth below is information with respect to their ages as of May 31, 2007, as well as their positions and offices held with the Company. Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

			Director
Name	Current Position with Company	Age	Since
Steven D. Whiteman	Chairman of Board	57	1997
Robert Bozeman	Director and Mergers and Acquisitions Committee Chair	59	2008
Richard M. Brooks	Director and Audit Committee Chair	54	2005
Tery R. Larrew	Director and Compensation Committee Chair	54	2002
Robert J. Majteles	Director	43	2004
Todd E. Wille	President and Chief Executive Officer	45	2000

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

     Steven D. Bonham joined the Company in June 2005, as vice president of finance and administration and chief financial officer. Before joining Unify, Mr. Bonham served eight years as chief financial officer for LexisNexis/Examen, a subsidiary of LexisNexis. Prior to LexisNexis/Examen, Mr. Bonham spent nine years with Foundation Health Corporation, a former Fortune 500 publicly traded managed care insurance company, most recently serving as the vice president of finance for Foundation’s California Heath Plan. Mr. Bonham, a licensed certified public accountant, has a B.S. degree in accounting from California State University, Sacramento.

     Kevin R. Kane joined Unify in January 2007 and is responsible for driving market adoption for the Company's service-oriented architecture (SOA) modernization product portfolio. Mr. Kane brings demonstrated sales success in growing top-line revenue for several enterprise software companies. Most recently he served as the global sales director for Sacramento, California based Meridian Systems from 2005 to 2007. Trimble Navigation acquired Meridian Systems in late 2006. Prior to Meridian Systems, Mr. Kane assisted in launching VIEO, now Censure, as a senior sales executive from 2004 to 2005. Prior to VIEO, Mr. Kane was with Dazel Corporation which was acquired by HP Printing and Imaging Division from 1999 to 2004. Prior to HP, Mr. Kane held various sales management positions with Tivoli Systems, An IBM Software Company, Beyond Software, acquired by NEON Systems and Sterling Software, acquired by Computer Associates. Mr. Kane received his B.A. degree in business management from Saint Mary’s College of California.

     Mark Bygraves joined the Company in November 2006 as part of the acquisition of Gupta Technologies, where he had served since February 2002 and was appointed as an officer on May 1, 2007. Mr. Bygraves is responsible for driving the Unify channel sales programs together with day to day operational responsibilities for Northern Europe, Middle East and Africa (EMEA). Mr. Bygraves has worked in the IT industry for 20 years, holding a number of senior positions, most recently, between January 1999 to January 2002 as Director of Channels at Hitachi Data Systems. Prior to Hitachi Data Systems, Mr. Bygraves was the Sales Director of Transformation Software.

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

     Robert Bozeman was appointed director in January of 2008. Mr. Bozeman currently serves as an advisor to companies in the technology industry. He is experienced in business operations, venture capital investment, and mergers and acquisitions having previously served in the capacities of CEO and Board Member for a variety of software, information services and computer supplier companies. Mr. Bozeman's last operating role was as CEO for Bricsnet from July, 2003 through November, 2004; prior to that - from November, 1997 through December, 2003, Bob was General Partner of Angel Investors LP for both its Fund I and Fund II. Investments by the firm included Ask Jeeves, Brightmail, Google, Opsware, and PayPal. In addition, many of Angel Investors LP investments became successful acquisitions, including AOL’s acquisition of Spinner, Microsoft’s acquisitions of eQuil, MongoMusic and Vacation Spot and Sybase’s acquisition of AvantGo!. Mr. Bozeman is currently on the Board and/or is an advisor to AkiiRa, Become.com, Pacific Art Group, Restoration Partners and Vortex.

     Richard M. Brooks has served as a director of the company since August 2005. Since September 2006, Mr. Brooks has been a partner with Tatum LLC, a national Executive consulting services Company. With Tatum LLC, Mr. Brooks has acted as the project lead on a variety of IT and finance assignments, including acting as the interim CFO for some private companies. Mr. Brooks previously served as chief executive officer for VantageMed, a public company, from April 2002 to December 2004. In addition, Mr. Brooks served as a director of VantageMed Corporation from March 2001 to January 2005 and was appointed chairman of that board in May of 2002. Mr. Brooks received a B.S. in business administration from Oregon State University.

     Tery R. Larrew has served as a director of the Company since May 2002. Mr. Larrew is the founding and managing partner of Caddis LLC, a boutique private equity firm that specializes in income oriented with strong equity appreciation investments in international gaming, energy mobile home communities and unimproved real estate and secured debt/hard asset financing. Until 2005, Mr. Larrew served as the President and CEO of Vericept Corporation, a provider of network-based early warning and misuse prevention solutions, headquartered in Denver, Colorado. Prior to joining Vericept in 2002, Mr. Larrew co-founded IQ3G, a mobile services company, in 2000. From 1999 to 2000, Mr. Larrew was the chairman and chief executive officer of a start-up e-communication company, UPDATE Systems, Inc. Mr. Larrew also serves as the chief executive officer of Pinnacle Management, which he reformed in 1998. From 1996 to 1998, Mr. Larrew served on the executive management team of Metromail/CIC. He is a graduate of Colorado State University with a B.S. degree in business administration and a minor in finance and marketing.

     Robert J. Majteles has served as a director of the Company since April 2004. Mr. Majteles founded Treehouse Capital, LLC, a firm focused on blending value and growth investment disciplines to make active investments in later-stage technology companies in 2001. In addition to Unify, Mr. Majteles is on the Board of Directors of Adept Technology, Inc., Macrovision Corporation, Vertical Communications, Inc., and WorldHeart Corporation. Mr. Majteles received a law degree from Stanford University and an undergraduate degree from Columbia University. Additionally, Mr. Majteles is a lecturer at the Lester Center for Entrepreneurship, Haas School of Business, University of California, Berkeley and is a Member of the Board of Trustees of the Head-Royce School, Oakland, California.

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

     The audit committee is comprised of three members, each of whom was elected by the board of directors. Richard Brooks, Tery Larrew, and Steven Whiteman currently serve as our audit committee members. Our board of directors has determined that each of the members of our audit committee is “independent,” as defined under and required by the federal securities laws and the rules of the NASDAQ. Our board of directors has determined that Mr. Brooks qualifies as an “audit committee financial expert” under the federal securities laws and that each member of the audit committee has the “financial sophistication” required under the rules of the NASDAQ. Mr. Brooks is the chairperson of the audit committee.

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

     The compensation committee has in the past, and may in the future, delegate authority to review and approve the compensation of our employees to certain of our executive officers, including with respect to stock option grants issued under our Stock Option Plan. Even where the compensation committee has not delegated authority, our executive officers typically make recommendations to the compensation committee regarding compensation to be paid to our employees and the size of stock options and stock grants.

     The compensation committee is comprised of three members, Messrs. Larrew, Majteles and Whiteman. Mr. Larrew is the chairperson of the compensation committee. The board has determined that Mr. Larrew meets the independence requirements of the NASDAQ Marketplace Rules.

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

The Objectives of Our Executive Compensation Program

     Our compensation committee is responsible for establishing and administering our policies governing the compensation for our executive officers. Our executive officers are elected by our board of directors. Our compensation committee is composed entirely of non-employee independent directors. The primary goals of the compensation committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and equity incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the compensation committee intends to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial and operational performance, as measured by metrics such as revenue, revenue growth and profitability. The compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the software industry while taking into account our relative performance and our own strategic goals. In April 2007, we retained a compensation consultant to review our policies and procedures with respect to executive and board compensation. The compensation committee used the results of the consultant’s analysis to evaluate the appropriateness of compensation levels for our executives compared to other companies of similar size.

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

     Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2008, this review occurred at the beginning of the first quarter.

     Management Incentive Plan. The Company, through the compensation committee, maintains an annual Management Incentive Plan (“MIP”) such that executives of the Company can receive an incentive payment based on the achievement of pre-defined objectives. The incentive plan awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to the Company’s financial results. The Company’s financial performance met the MIP predefined objective for fiscal 2008, therefore, MIP cash incentive bonuses were accrued for fiscal 2008.

     Long-Term Equity Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation guidelines have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards is a significant component in enabling the company to achieve its compensation goals. We do maintain stock award guidelines and all stock awards are made at the direction of the compensation committee. We believe that the aggregate equity ownership levels for our executive officers should be set near competitive median levels for comparable companies. For fiscal 2008, this review occurred at the beginning of the first quarter.

     Options and Stock Awards. Our 2001 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee is the administrator of the stock option plan. Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the compensation committee considers the recommendations of members of management, such as Mr. Wille, our Chief Executive Officer. In 2008, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants included stock options grants made in May and November 2007. Performance based stock option grants were also made in May 2007. These grants were recognized upon the attainment of pre-defined objectives for fiscal 2008.

     Other Compensation. In accordance with our compensation philosophy, the compensation committee may, in its discretion, revise, amend or authorize any changes to the executive officer’s compensation or benefits as deemed necessary. There were no non-discretionary payments to executive officers during fiscal 2008.

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

     Submitted by the Compensation Committee : Tery R. Larrew, Robert J. Majteles, Steven D. Whiteman.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation earned during the fiscal years ended April 30, 2008, 2007 and 2006 by our President and Chief Executive Officer, our Chief Financial Officer and our three other most highly-compensated executive officers for the last three (3) fiscal years:

Name and Principal		Salary	Bonus	Awards		Awards		Compensation	Compensation		Total
Position	Year	$ (1)	$ (2)	$ (3)		$ (4)		$ (5)	$		$
Todd E. Wille (6)	2008	250,000	180,000			320,231	(7)				750,231
President and Chief	2007	220,000		34,540	(8)				25,000	(9)	279,540
Executive Officer	2006	220,000									220,000

Steven D. Bonham (10)	2008	185,000	138,000			38,641	(11)				361,641
Chief Financial Officer	2007	175,000		8,800	(12)				15,000	(13)	198,800
	2006	142,900				69,240	(14)				212,140

Frank Verardi (15)	2008	125,000	15,000					157,352			297,352
Vice President of Sales -	2007	125,000						64,663			189,663
Americas and Asia Pacific	2006	143,750						31,768			175,518

Mark Bygraves (16)	2008	170,985	12,000			96,220	(17)	163,130	19,311	(19)	461,646
Vice President and General	2007	70,833				18,000	(18)	60,890	8,000		157,723
Manager - Software Group

Duane George (20)	2008	166,000	42,000			60,577	(21)	31,867			300,444
Chief Technical Officer	2007	139,583				16,500	(22)	32,995			189,078
____________________

(1)	Includes amounts, if any, deferred at the named executive officer’s option under Unify Corporation’s 401(k) plan.

(2)	Includes amounts, if any, paid under the Company’s Management Incentive Plan (“MIP”).

(3)	The value of stock awards granted to our executive officers equals the number of shares granted multiplied by the share price on the date of the grant.

(4)	The value of option awards granted to our executive officers have been estimated pursuant to SFAS No. 123(R) for fiscal years 2006, 2007 and 2008. In fiscal 2006, the Company adopted SFAS No. 123(R) and began to record stock option expenses. Our executive officers will not realize the estimated value of these awards in cash until these awards are vested and exercised.

(5)	Represents commissions earned and paid pursuant to the Company’s sales commission plans.

(6)	Mr. Wille was appointed president and chief executive officer in November 2000.

(7)	Relates to stock option grants of 54,000 and 60,000 shares of common stock to Mr. Wille on May 1, 2007 and November 27, 2007 respectively.

(8)	Relates to a stock grant of 31,400 shares of common stock to Mr. Wille on November 16, 2006.

(9)	Represents a discretionary bonus awarded by the Compensation Committee.

(10)	Mr. Bonham joined the Company in June 2005 as chief financial officer.

(11)	Relates to stock option grants of 14,400 and 6,000 shares of common stock to Mr. Bonham on May 1, 2007 and Novemeber 27 ,2007 respectively.

(12)	Relates to a stock grant of 8,000 shares of common stock to Mr. Bonham on November 16, 2006.

(13)	Represents a discretionary bonus awarded by the Compensation Committee.

(14)	Represents the aggregate fair market value of options to purchase 40,000 shares of common stock granted to Mr. Bonham upon hiring on June 27, 2005 with an exercise price of $1.85 per share.

(15)	Mr. Verardi was appointed to the position of Vice President, Sales for the Americas and Asia Pacific in May 2007. Prior to that, he held the position of vice president and general manager of the Unify Business Solutions division.

(16)	Mr. Bygraves was appointed to the position of Vice President and General Manager, Software Group in May 2007. He joined the company in November 2006 upon the acquisition of Gupta Technologies.

(17)	Relates to stock option grants of 20,000 and 20,000 shares of common stock to Mr. Bygraves on May 1, 2007 and Novemeber 27 ,2007 respectively.

(18)	Relates to a stock option grant of 15,000 shares of common stock to Mr. Bygraves on November 20, 2006.

(19)	Represents the amount received by Mr. Bygraves under the car allowance program.

(20)	Mr. George was appointed to the position of Vice President of Product Development and Chief Technology Officer in May 2007. Prior to that, he held the position of Senior Director of Product Development.

(21)	Relates to stock option grants of 17,400 and 10,000 shares of common stock to Mr. George on May 1, 2007 and Novemeber 27 ,2007 respectively.

(22)	Relates to a stock option grant of 15,000 shares of common stock to Mr. George on November 16, 2006.

Grants of Plan-Based Awards

      The compensation committee approved option awards under our 2001 Stock Option Plan to certain of our named executives in fiscal 2006, 2007 and 2008 and awarded stock to Mr. Wille and Mr. Bonham in 2007. Set forth below is information regarding awards granted during fiscal 2006, 2007 and 2008.

			All Other
		All Other Stock	Option Awards:	Exercise or
		Awards:	Number of	Base	Grant Date Fair
		Number of	Securities	Price of Options	Value of Stock
		Shares of	Underlying	or Awards	and Option
Name	Grant Date	Stock (#)	Options (#)	($/share) (1)	Awards ($)
Todd E. Wille	11/16/2006	31,400		$1.10	$34,540
	5/1/2007		54,000	$2.55	$137,700
	11/27/2007		60,000	$5.20	$312,000

Steven D. Bonham	6/27/2005		40,000	$1.85	$74,000
	11/16/2006	8,000		$1.10	$8,800
	5/1/2007		14,400	$2.55	$36,720
	11/27/2007		6,000	$5.20	$31,200

Kevin R. Kane	1/8/2007		40,000	$1.44	$57,600
	5/1/2007		20,000	$2.55	$51,000

Mark Bygraves	11/20/2006		15,000	$1.20	$18,000
	5/1/2007		20,000	$2.55	$51,000
	11/27/2007		20,000	$5.20	$104,000

Frank Verardi	2/2/2005		4,000	$2.30	$9,200

Duane George	11/16/2006		15,000	$1.10	$16,500
	5/1/2007		17,400	$2.55	$44,370
	11/27/2007		10,000	$5.20	$52,000
____________________

(1)	All options were granted with an exercise price equal to the fair market value per share of the common stock on the date of grant, as determined by the fair market value of the Company’s common stock on that day.

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

Options Available for Issuance

     Under the 2001 Stock Option Plan, the Company may grant options to purchase up to 1,200,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. As of April 30, 2008 there were 669,314 options available under the 2001 Option Plan.

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

Other Stock Options

     In fiscal 2003, the Board authorized the issuance of non-registered non-plan stock options (“Non-Plan Options”) for individual senior level executive recruitment. These Non-Plan Options are granted pursuant to written agreements that are not subject to the terms of the 2001 Option Plan, but have similar terms and conditions. The options and shares issuable under the Non-Plan Options are restricted securities under the Securities Act and may not be issued or sold except under an effective registration statement or an applicable exemption there from. The Non-Plan Option agreements contain substantially similar terms as options issued under our 2001 Option Plan, including vesting schedule and option term. During fiscal 2008, the Board granted options to purchase 237,000 shares of common stock using Non-Plan Option agreements.

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

Employment Agreements and Termination and Change of Control Agreements

     We have an employment agreement with Mr. Wille, our president and chief executive officer which became effective October 1, 2000. Under the agreement, he originally received an annual salary, of $220,000, subject to Board adjustment, and is eligible to receive bonuses upon Unify achieving certain benchmarks in its business plan. Following a merger of the Company or sale of substantially all of its assets, the unvested portion of all options held by Mr. Wille as of the date of the transaction will automatically vest. Should Mr. Wille be terminated without cause or resign for good reason, all options held by Mr. Wille will have the benefit of twelve (12) additional months of vesting and he will receive an amount equal to twelve (12) months’ salary and the continuation of health benefits for 12 months following termination.

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

Outstanding Equity Awards at April 30, 2008

     The following table summarizes the outstanding equity award holdings by our named executive officers.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise
	Exercisable	Unexercisable	Price	Option Expiration
Name	(#)	(#)	($)	Date
Todd E. Wille	30,000		$1.25	9/26/2011
	30,000		1.30	11/16/2011
	30,000		2.75	5/9/2012
	30,875	23,125	2.55	5/1/2017
	6,250	53,750	5.20	11/27/2017

Steven D. Bonham	18,333	21,667	1.85	6/27/2015
	14,400		2.55	5/1/2017
	625	5,375	5.2	11/27/2017

Kevin Kane	12,500	27,500	1.44	1/8/2017
	15,000	5,000	2.55	5/1/2017

Mark Bygraves	5,312	9,688	1.20	11/20/2016
	20,000		2.55	5/1/2017
	2,083	17,917	5.20	11/27/2017

Frank Verardi	2,000		25.78	8/3/2009
	8,000		1.25	9/26/2011
	10,000		1.30	11/16/2011
	15,000		2.75	5/9/2012
	3,166	1,833	2.30	2/2/2015

Duane George	1,200		29.38	8/25/2009
	5,000		1.30	11/16/2011
	2,000		2.75	5/9/2012
	2,000		3.35	11/3/2013
	2,937	63	4.70	5/3/2014
	1,166	234	2.05	12/10/2014

Option Exercises and Stock Vested

     There have been no exercises of stock options by our named executive officers during the last fiscal year.

Compensation of Directors

     In May 2002, the Company’s Board of Directors adopted the following compensation program for its non-employee (independent) members. This program has several components described in the table below. The compensation for each individual Director is assessed by the other members of the Board and is generally based upon the degree and quality of his/her participation in Board activities. The director compensation program provides for the issuance of an annual stock option as were awarded to Directors for the year ended April 30, 2008.

Summary of
Compensation Program
for Non-Employee
Directors
	Based Upon	Annual Maximum	How Paid	When Paid
Annual Cash Retainer (1)	Active Board participation	$25,000 in cash	$6,250 per quarter	Paid in the middle
of the fiscal quarter

Annual Stock Option Grant (2)	Board determination of award	Up to 2,000 shares of	An option to purchase Unify	In May
	to be made pursuant to the	common stock	common stock at FMV at the
	2001 Stock Option Plan		date of grant with a one year
vesting period
____________________

(1)	Unify will pay non-employee directors an annual cash retainer fee of $25,000 which will be paid in four quarterly payments of $6,250 each. Payments are to be made in the middle of each fiscal quarter.

(2)	Directors are eligible for an annual stock option grant of up to 2,000 shares of Unify common stock under the Company’s then current stock option program. Eligibility will be determined by the Board and will be based on several factors from the prior fiscal year, including the financial performance of the Company, the Director’s personal contribution to the Company and any other relevant factors or events. The stock option grant, if any, will be made in May of each year and the exercise price shall be equivalent to the fair market value of the stock at the time of the option grant. Any such option grant will vest monthly over a period of twelve (12) months.

     The following table details the Company’s committee structure and committee membership information.

Mergers &
	Audit	Compensation	Disclosure	Nominating	Acquisitions
Name of Director (1)	Committee	Committee	Committee (2)	Committee	Committee
Todd E. Wille			Member		Member
Robert Bozeman			Member		Chairperson
Richard M. Brooks	Chairperson		Member	Member
Tery R. Larrew	Member	Chairperson	Member	Member
Robert J. Majteles		Member	Member	Member
Steven D. Whiteman	Member	Member	Member	Chairperson
____________________

(1)	With the exception of Mr. Wille, the company’s CEO, all other board members are non-employees.

(2)	The Disclosure Committee is chaired by the Company’s Chief Financial Officer, Steven D. Bonham.

     The following table sets forth certain information with respect to our non-employee director compensation during the fiscal year ended April 30, 2008.

Director Compensation Table

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards		Total
Name	($)	($)	($)		($)
Robert Bozeman	8,750		17,165	(1)	25,915
Richard M. Brooks	35,000		2,327	(2)	37,327
Tery R. Larrew	33,000		2,327	(2)	35,327
Robert J. Majteles	27,000		2,327	(2)	29,327
Steven D. Whiteman	40,000		2,327	(2)	42,327
____________________

(1)	Represents the aggregate fair market value of options to purchase 4,000 shares of common stock granted to Mr. Bozeman upon his election to the Board on January 14, 2008 with an exercise price of $6.25 per share.

(2)	Represents the aggregate fair market value of options to purchase 2,000 shares of common stock on May 1, 2007 with an exercise price of $2.55 per share.

Director Restricted Stock Plan

     In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. At the end of fiscal 2007, the Board changed the Director Compensation such that were is no longer a stock award component. Since the sole purpose of this Restricted Stock Plan was to provide stock awards to the Directors, this plan will no longer be used. Consequently, there were no shares awarded in the fiscal 2008 under this Director Plan and there is a balance of 3,862 shares available at April 30, 2008.

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

     Based solely upon our review of such reports furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than ten percent (10%) stockholders for the fiscal year ended April 30, 2008, were met.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of May 31, 2008 with respect to the beneficial ownership of our common stock by: (i) each member of our board of directors; (ii) each of our named executives; (iii) all of our directors and executive officers as a group; and (iv) each stockholder who is known to us to own beneficially more than 5% of our outstanding common stock. The following beneficial ownership table assumes full conversion of the convertible term notes resulting from the debt financing in conjunction with the acquisition of Gupta.

	Shares Owned (1)
	Number of	Percentage of
Name of Beneficial Owner	Shares	Class
Directors
Steven D. Whiteman (2)	48,925	*
Tery R. Larrew (3)	47,331	*
Robert J. Majteles (4)	8,844	*
Richard M. Brooks (5)	11,394	*
Robert Bozeman (6)	1,499	*

Executive Officers
Todd E. Wille (7)	233,854	3.29%
Steven D. Bonham (8)	54,858	*
Kevin R. Kane (9)	32,083	*
Mark Bygraves (10)	30,624	*
Frank Verardi (11)	69,805	*
Duane George (12)	40,704	*
All Directors and Executive Officers as a group (11 persons) (13)	579,921	7.89%

5% Stockholders
AWM Investment Company, Inc. (14)	2,574,408	32.25%
c/o Special Situations Funds
153 East 53rd St., 55th Floor
New York, NY 10022-4611

Diker Management LLC (15)	692,700	9.92%
745 Fifth Avenue, Suite 1409
New York, NY 10151

Sophrosyne Technology Fund Ltd (16)	380,000	5.40%
Queensgate House, South Church Street, P.O. Box 12349T
Grand Cayman
____________________

*     Less than 1%

(1)	Number of shares beneficially owned and the percentage of shares beneficially owned are based on 6,980,749 shares of the Company’s common stock outstanding as of May 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of April 30, 2008, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the individuals in the table may be contacted in care of Unify Corporation, 2101 Arena Blvd, Suite 100, Sacramento, California 95834.

(2)	Includes 24,277 shares subject to options held by Mr. Whiteman exercisable within 60 days of May 31, 2008.

(3)	Includes 14,833 shares subject to options held by Mr. Larrew exercisable within 60 days of May 31, 2008.

(4)	Includes 2,833 shares subject to options held by Mr. Majteles exercisable within 60 days of May 31, 2008.

(5)	Includes 7,694 shares subject to options held by Mr. Brooks exercisable within 60 days of May 31, 2008.

(6)	Includes 1,499 shares subject to options held by Mr. Bozeman exercisable within 60 days of May 31, 2008.

(7)	Includes 135,875 shares subject to options held by Mr. Wille exercisable within 60 days of May 31, 2008.

(8)	Includes 46,858 shares subject to options held by Mr. Bonham exercisable within 60 days of May 31, 2008.

(9)	Includes 32,083 shares subject to options held by Mr. Kane exercisable within 60 days of May 31, 2008.

(10)	Includes 30,624 shares subject to options held by Mr. Bygraves exercisable within 60 days of May 31, 2008.

(11)	Includes 38,416 shares subject to options held by Mr. Verardi exercisable within 60 days of May 31, 2008.

(12)	Includes 38,270 shares subject to options held by Mr. George exercisable within 60 days of May 31, 2008.

(13)	Includes 373,262 shares subject to options and exercisable within 60 days of May 31, 2008.

(14)	AWM Investment Company, Inc. is a hedge fund management firm based in New York. The firm is owned by David Greenhouse and Austin Marxe. They manage the Special Situations Fund III, L.P., Special Situations Cayman Fund L.P., Special Situations Private Equity Fund, L.P., and Special Situations Tech. Fund, L.P.

(15)	Diker Management, LLC is a Registered Investment Advisor of certain managed accounts and investment funds.

(16)	Sophrosyne Technology Fund Ltd. is a Cayman Island corporation and is engaged primarily in investments in securities of companies that are beneficiaries of technological change.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Amounts Due from Officers, Directors and Principal Stockholders. Except for advances of reimbursable expenses we have made no other loans to executive officers, directors, stockholders or other affiliates. Any such loan must be approved by a majority of those board members who are independent of and have no interest in the transaction.

     Upon consummation of Unify’s 2004 equity financing, the investors affiliated with Special Situations Funds (“SSF”) exercised their right to designate a director nominee and designated Robert J. Majteles to serve as a member of our Board of Directors. Mr. Majteles joined the Board of Directors in 2004. Mr. Majteles is the founder of Treehouse Capital, LLC, an investment firm. SSF has entered into an agreement with Mr. Majteles and Treehouse Capital pursuant to which Treehouse Capital, through Mr. Majteles, provides certain management and financial advisory services for the funds on request. If Mr. Majteles’ services are requested by the funds with respect to a particular portfolio investment, Treehouse Capital is entitled to ten percent of the funds’ net gain (as defined) or net loss (as defined) on the investment during the term of the agreement, offset by certain fees that may be paid by the portfolio company to Treehouse Capital or Mr. Majteles directly. Under the agreement, Mr. Majteles is required to act independently of the funds in discharging his fiduciary duties to stockholders of any company for which he serves as a member of the Board of Directors and also is obligated not to disclose to the funds or use for his own benefit any confidential information he obtains in connection with his service for a particular portfolio company. Mr. Majteles does not have or share voting or dispositive power over any securities held by the funds. Mr. Majteles has agreed to serve as a member of Unify’s Board of Directors pursuant to this agreement.

     Director Independence. Five of our six directors are independent under the rules of the NASDAQ Marketplace. Only our CEO, Mr. Wille, is not considered independent under such rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     Fees billed by our principal accountant, Grant Thornton LLP, for fiscal 2008 and fiscal 2007 audit services totaled approximately $249,000 and $265,000, respectively. This includes fees associated with the annual audit, review of the Company’s quarterly reports on Form 10-Q and the statutory audit required for our French subsidiary.

Audit-Related Fees

     Audit-related service fees billed by Grant Thornton for fiscal 2008 and fiscal 2007 were approximately $34,000 and $55,000, respectively. The fiscal 2008 fees primarily related to registration statements required to be filed with the SEC. The fiscal 2007 fees primarily related to activities associated with the acquisition of Gupta Technologies, LLC.

Tax Fees

     Fees billed by our principal tax accountant, Macias Gini & O’Connell LLP, for tax services in fiscal 2008 and 2007 were $52,000 and $21,000, respectively. Tax fees consisted of amounts incurred for tax compliance, tax advice and tax planning.

Other Fees

     Our principal accountant, Grant Thornton LLP, had no other fees for fiscal year 2008 and fiscal year 2007.

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

     2. Exhibits— See Item 15(b) below.

(b) Exhibits

Exhibit
No.	Description
2.1	Purchase and Exchange Agreement between Halo Technology Holdings, Inc and Unify, dated September 13, 2006 as amended by Amendment No. 1 dated November 20, 2006 (10) (11)

3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Amendment to Restated Certificate of Incorporation of the Company

3.3	Bylaws of the Registrant (1)

4.1	Form of Stock Certificate (1)

4.2	Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006 (11)

4.3	Convertible Term Note – Tranche 1

4.4	Convertible Term Note – Tranche 2

4.5	Convertible Term Note – Tranche 3

4.6	Registration Rights Agreement dated November 20, 2006 (11)

4.7	Form of 2006 Warrants

4.8	Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005 as amended by Amendment No. 1 dated November 20, 2006 (7) (11)

4.9	Acuitrek Inc. Registration Rights Agreement dated February 2, 2005 (7)

Exhibit
No.	Description
4.10	Special Situations Stock Purchase Agreement dated April 23, 2004 (6)

4.11	Special Situations Registration Rights Agreement dated April 23, 2004 (6)

4.12	Form of 2004 Warrant

10.1*	1991 Stock Option Plan, as amended (1)

10.2*	2001 Stock Option Plan (4)

10.3*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (3)

10.4	Form of Indemnification Agreement (1)

10.5	Office Building Lease for Sacramento Facility, Dated December 17, 1999, as Amended (2)

10.6	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999 (6)

10.7	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003 (6)

10.8	Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004, June 5, 2005 (8) and May 24, 2006 (9) and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005 (8)

14	Code of Ethics for Senior Officers(6)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

(8)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 28, 2005.

(9)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 31, 2006.

(10)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on September 20, 2006.

(11)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on November 29, 2006.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION

By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer

Dated: June 30, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	June 30, 2008
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	June 30, 2008
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	June 30, 2008
Steven D. Whiteman

/S/ ROBERT BOZEMAN	Director	June 30, 2008
Robert Bozeman

/s/ RICHARD M. BROOKS	Director	June 30, 2008
Richard M. Brooks

/s/ TERY R. LARREW	Director	June 30, 2008
Tery R. Larrew

/s/ ROBERT J. MAJTELES	Director	June 30, 2008
Robert J. Majteles

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Unify Corporation

     We have audited the accompanying balance sheets of Unify Corporation and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on theses financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Reno, Nevada
June 30, 2008

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30,	April 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,692	$2,064
Accounts receivable, net of allowances of $169 in 2008, and $193 in 2007	5,079	4,219
Accounts receivable-related party	13	8
Prepaid expenses and other current assets	529	520
Total current assets	8,313	6,811

Property and equipment, net	346	229
Other investments	—	214
Goodwill	5,643	5,283
Intangibles, net	2,197	2,643
Other assets, net of allowances of $96 in 2008, and $213 in 2007	179	474
Total assets	$16,678	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$326	$620
Current portion of long term debt	8	1,361
Accrued compensation and related expenses	1,661	804
Accrued acquisition costs	—	508
Other accrued liabilities	895	1,284
Deferred revenue	6,580	5,577
Total current liabilities	9,470	10,154

Long term debt, net of current portion	1,334	4,910
Other long term liabilities	455	121

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; no shares
issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 6,980,749
and 6,029,201 shares outstanding in 2008 and 2007	7	6
Additional paid-in capital	68,215	64,973
Accumulated other comprehensive income	119	45
Accumulated deficit	(62,922)	(64,555)
Total stockholders’ equity	5,419	469
Total liabilities and stockholders’ equity	$16,678	$15,654

See accompanying notes

Unify Corporation
Consolidated Statement of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2008	2007	2006
Revenues:
Software licenses	$8,539	$4,432	$4,759
Services	11,286	6,755	5,384
Total revenues	19,825	11,187	10,143

Cost of Revenues:
Software licenses	226	377	448
Services	1,374	1,024	1,106
Total cost of revenues	1,600	1,401	1,554
Gross profit	18,225	9,786	8,589

Operating Expenses:
Product development	3,498	2,360	1,643
Selling, general and administrative	12,002	8,314	5,801
Total operating expenses	15,500	10,674	7,444
Income (loss) from operations	2,725	(888)	1,145
Interest expense	(900)	(527)	(11)
Other income (expense), net	130	136	61
Income (loss) from continuing operations before income
taxes	1,955	(1,279)	1,195
Provision for income taxes	324	82	—
Income (loss) from continuing operations	1,631	(1,361)	1,195
Loss from discontinued operations	—	(1,445)	(1,823)
Net income (loss)	$1,631	$(2,806)	$(628)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.25	$(0.23)	$0.21
Discontinued operations	$—	$(0.24)	$(0.32)
Net income (loss) per share	$0.25	$(0.47)	$(0.11)

Dilutive earnings per share:
Continuing operations	$0.23	$(0.23)	$0.20
Discontinued operations	$—	$(0.24)	$(0.32)
Net income (loss) per share	$0.23	$(0.47)	$(0.12)
Shares used in computing net income (loss) per share:
Basic	6,423	5,927	5,803
Diluted	7,105	5,927	5,875

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except per share data)

				Accumulated
			Additional	Other		Total	Comprehensive
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	(Loss)
Balances at April 30, 2005	5,688,530	$6	$63,612	$73	$(61,122)	$2,569
Comprehensive loss

Net income from continued operations	—	—	—	—	1,195	1,195	$1,195

Net loss from discontinued operations	—	—	—	—	(1,823)	(1,823)	(1,823)
Translation adjustments	—	—	—	(54)	—	(54)	(54)
Total comprehensive loss							$(682)
Issuance of common stock	88,527	—	172	—	—	172
Exercise of stock options	62,523	—	58	—	—	58
Issuance of common stock under
employee stock purchase plan	42,060	—	62	—	—	62
Stock-based compensation	23,081	—	57	—	—	57
Balances at April 30, 2006	5,904,721	$6	$63,961	$19	$(61,750)	$2,236
Comprehensive loss
Net loss from continuing operations	—	—	—	—	(1,361)	(1,361)	$(1,361)
Net loss from discontinued operations (as
restated)	—	—	—	—	(1,445)	(1,445)	(1,445)
Translation adjustments	—	—	—	26	1	27	27
Total comprehensive loss							$(2,779)
Issuance of common stock	—	—	43	—	—	43
Exercise of stock options	85,080	—	152	—	—	152
Fair value of warrants issued	—	—	743	—	—	743
Stock-based compensation	39,400	—	74	—	—	74

Balances at April 30, 2007 (as restated)	6,029,201	$6	$64,973	$45	$(64,555)	$469
Comprehensive loss
Net income continuing operations	—	—	—	—	1,631	1,631	$1,631
Translation adjustments	—	—	—	74	2	76	76
Total comprehensive income							$1,707
Issuance of common stock	41,108	—	183	—	—	183
Exercise of stock options	13,390	—	23	—	—	23
Conversion of warrants and debt to stock	897,050	1	2,826	—	—	2,827
Stock-based compensation	—	—	210	—	—	210
Balances at April 30, 2008	6,980,749	$7	$68,215	$119	$(62,922)	$5,419

See accompanying notes

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended April 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,631	$(2,806)	$(628)
Loss from discontinued operations	—	(1,445)	(1,823)
Income (loss) from continuing operations	1,631	(1,361)	1,195
Reconciliation of income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation	172	185	169
Gain on disposal of other investments	(49)	—	3
Amortization of intangible assets	770	307	12
Fulfillment of support obligations	(313)	(224)	—
Amortization of discount on notes payable	199	138	—
Stock based expense	210	117	102
Changes in operating assets and liabilities:
Accounts receivable	(596)	387	(925)
Prepaid expenses and other current assets	119	172	125
Other long term assets	142	(200)	—
Accounts payable	(312)	(520)	(300)
Accrued compensation and related expenses	784	(723)	68
Accrued acquisition costs	(324)	508	—
Other accrued liabilities	50	(839)	(339)
Deferred revenue	899	2,623	(149)
Net cash provided by (used in) continuing operating activities	3,382	570	(39)
Cash flows from investing activities:
Acquisition, net of cash acquired	(249)	(5,804)	—
Purchases of property and equipment	(284)	(63)	(41)
Proceeds from sale of property and equipment	9	—	—
Payments on acquisitions	(317)	—	—
Proceeds from sale of other investments	265	—	—
Net cash used in investing activities of continuing operations	(576)	(5,867)	(41)
Cash flows from financing activities:
Proceeds from issuance of common stock	20	153	58
Borrowings under debt obligations	1,000	7,749	1,494
Principal payments under debt obligations	(3,302)	(927)	(1,594)
Net cash provided by (used in) financing activities of continuing operations	(2,282)	6,975	(42)
Effect of exchange rate changes on cash	104	(50)	(54)
Cash flows of discontinued operations:
Net cash used in operating activities	—	(1,445)	(1,549)
Net cash used in investing activities	—	—	(6)
Net cash used in financing activities	—	—	(63)
Net cash used in discontinued operations	—	(1,445)	(1,618)
Net increase (decrease) in cash and cash equivalents	628	183	(1,794)
Cash and cash equivalents, beginning of year	2,064	1,881	3,675
Cash and cash equivalents, end of year	$2,692	$2,064	$1,881
Supplemental cash flow information for continuing operations:
Cash paid during the year for interest, net:	$610	$209	$11
Cash paid during the year for income taxes	$21	$1	$1
Supplemental non-cash financing activities:
Warrants issued in conjunction with the issuance of long term debt	$—	$743	$—
Warrants converted into common stock	$162	$—	$—
Debt converted into common stock	$3,004	$—	$—

See accompanying notes

UNIFY CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008

Note 1. The Company and Summary of Significant Accounting Policies

The Company

     Unify (the “Company”, “we”, “us” or “our”) is a global provider of application modernization, data management and application development solutions that enable Service-Oriented Architecture (SOA). Our suite of migration solutions, easy to use development software and maintenance-free embedded databases allows customers to modernize and maximize their application environment. For organizations needing to modernize their systems, we help businesses service-enable legacy applications to support SOA initiatives. Based on market requirements, our solutions help companies increase speed and agility, improve asset reuse, lower IT costs and reduce risks and exposures.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Unify Corporation France S.A., Gupta Technologies, LLC, Gupta Technologies Ltd., Gupta Technologies GmbH, and Active Data Corporation. All significant intercompany balances and transactions have been eliminated.

     The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income and recorded in other comprehensive income. At April 30, 2008, the Company had $1,663,000 in foreign bank accounts.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assessment of the valuation of goodwill and other intangible assets, valuation allowance for deferred taxes and the allowance for doubtful accounts for accounts receivable, long-term receivables and notes receivable. Actual results could differ from these estimates.

Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks and money market funds.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying amounts of long term accounts receivable approximate fair value based on the collection analysis performed and recording of necessary reserves. The fair values of the Company's long term borrowings are estimated based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and such values approximate the fair value of the borrowings as of fiscal year end.

Concentrations of Credit Risk and Credit Evaluations

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily with four financial institutions. The Company licenses its products principally to companies in the United States, Europe, and Japan. One single customer accounted for 12% of consolidated revenues in the years ended April 30, 2008 and 2006. No single customer accounted for 10% or more of consolidated revenue in the year ended April 30, 2007. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 78%, 73% and 70% of total revenues in fiscal years 2008, 2007 and 2006, respectively.

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

		Charges
	Balance at	(Credits) to		Balance at
	Beginning	Operating	Write-offs	End of
	of Year	Expenses	of Accounts	Year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2006	$195	$(109)	$(38)	$48
Year ended April 30, 2007	48	204	(59)	193
Year ended April 30, 2008	193	15	(39)	169

Allowance for long-term accounts and notes
receivable — reflected in other assets:
Year ended April 30, 2006	$178	$71	$(3)	$246
Year ended April 30, 2007	246	(33)	—	213
Year ended April 30, 2008	213	23	(140)	96

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

Revenue Recognition

     The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection, special acceptance or warranty provisions. With the exception of its Composer for Lotus Notes solution and its discontinued product, NavRisk, the Company recognizes revenue for software license sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For the Composer for Lotus Notes and its discontinued product, NavRisk, the Company recognized revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

Stock-Based Compensation

     Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. For the fiscal years ended April 30, 2008 and 2007, stock-based compensation expense was comprised of the following (in thousands):

	April 30, 2008	April 30, 2007
Cost of Sales	$4	$2
Product Development	30	7
Selling, General and Administrative	176	33
Total Equity-Based Compensation, Continuing Operations	210	42
Equity-Based Compensation, Discontinued Operations	-	32
Total Equity-Based Compensation	$210	74

     The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of April 30, 2008. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ended April 30,	Amount
2009	$183
2010	165
2011	154
2012	55
Total	$557

     The cost above is expected to be recognized over a weighted-average period of 1.50 years.

     As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in the Company’s financial statements for the twelve months ended April 30, 2006. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

      The following table illustrates the effect on net loss and net loss per share if Unify had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

Year Ended
April 30,
2006
Income (loss) from continuing operations	$1,195
Loss from discontinued operations	(1,823)
Net income (loss) as reported	($628)
Add: stock-based employee compensation included in reported
net income (loss)	119
Less: stock-based employee compensation expense, determined
under fair value method for all awards	(289)
Pro forma net income (loss)	($798)
Net income (loss) per share (basic and diluted), as reported	($0.11)
Net income (loss) per share (basic and diluted), pro forma	($0.14)

      The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 104% in fiscal 2008, 193% in fiscal 2007, and 207% in fiscal 2006; risk-free interest rates, 4.2% in fiscal 2008, 4.7% in fiscal 2007, and 4.3% in fiscal 2006; and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

     A summary of the Company’s stock option activity for the fiscal year ended April 30, 2008 is as follows:

		Weighted	Weighted
		Average	average remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (in years)	value (1)
Outstanding at April 30, 2007	453,242	2.90	6.46	$277,608
Granted	393,300	3.58
Exercised	(13,390)	1.67
Cancelled/expired	(73,135)	3.41
Outstanding at April 30, 2008	760,017	3.23	7.35	$2,699,038
____________________

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

     The total intrinsic value of awards exercised during the year ended April 30, 2008 and 2007 was $26,566 and $75,215, respectively. The total fair value of awards vested during the year ended April 30, 2008 and 2007 was $258,297 and $131,748, respectively.

     A summary of the Company’s nonvested stock option activity for the fiscal year ended April 30, 2008 is as follows:

		Weighted
		Average
		Fair
	Shares	Value
Nonvested at April 30, 2007	118,370	$1.40
Granted	393,300	$3.58
Exercised	(165,940)	$1.56
Cancelled/expired	(7,240)	$2.38
Nonvested at April 30, 2008	338,490	$2.66

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

Income (loss) Per Share

     Statement of Financial Accounting Standards No. 128, Earnings per Share, requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal year 2007 as their effect would be antidilutive.

Comprehensive Income (loss)

     Comprehensive income (loss) includes net income (loss) and comprehensive income (loss). The Company’s components of other comprehensive income (loss) are gains and losses on foreign currency translation.

Segment Reporting

     The Company maintains two segments that sell and market application development software and related services. The segments are the Americas, which include the Company’s international distributors, and Europe, which includes the UK, France, Germany and other direct European customers.

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We are currently assessing the impact, if any, of FSP APB 14-1 on our consolidated financial statements.

Reclassifications

     Certain items in the fiscal 2007 and 2006 consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. These reclassifications had no effect on operating results or stockholders’ equity.

Note 2. Acquisitions and Discontinued Operations

     On March 14, 2006, the Company entered into an Agreement and Plan of Merger with Halo Technology Holdings Inc. (“Halo”). Under the terms of the merger agreement Halo would acquire all of the outstanding stock of Unify. On September 13, 2006, Halo and Unify entered into a Termination Agreement terminating the merger agreement.

      On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo whereby Unify agreed to purchase all of the outstanding stock of Gupta Technologies LLC (“Gupta”) from Halo in exchange for: (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006. The total purchase price for Gupta was $7.7 million. Gupta was founded in 1984 and is a leading producer of secure, small-footprint, embeddable databases and enterprise application development tools. The acquisition resulted in additional revenue and market share in the Company’s core markets and significantly enhanced the distribution channels through which the Company’s products can be sold. Gupta’s headquarters was in Redwood Shores, California with offices in Germany and the UK and has distributors and partners in more than 40 countries around the world. Gupta’s results of operations are included in the Company’s results from the date of acquisition, November 20, 2006, to April 30, 2008.

      On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes, Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans had an initial interest rate of 11.25% and have repayment terms of 48 to 60 months. The agreement was modified in April 2008 whereby the interest rate on the term loans has been decreased to 5% and all principal payments have been deferred until June 2009. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock. Additionally, in fiscal 2008, $1.6 million of the outstanding balance of Tranche 2 and $0.5 million of the outstanding balance of Tranche 3 was converted into 424,670 shares of common stock. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. We capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $345,000 in fiscal 2008 and is included in interest expense. The unamortized amount of the discount on the notes payable was $76,000 as of April 30, 2008 and is included in long-term debt, net. As of April 30, 2008 the unamortized portion of debt issuance costs was $60,000 which is included in other assets, net.

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

Unaudited Pro Forma Financial Information

      The unaudited financial information in the table below summarizes the combined results of the operations of Unify and Gupta, on a pro forma basis, as though the companies had been combined as of May 1, 2006. The pro forma information gives effect to the acquisition of Gupta and the sale of both the Company’s IRM division and its ViaMode Product. The pro forma information also assumes the financing raised in connection with the acquisition took place on May 1, 2006.

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

	Year ended April 30,
	2008	2007	2006
Revenue	$-	$541	$1,106
Loss from discontinued operations	$-	$(1,445)	$(1,823)

      Assets and liabilities of the IRM division and the ViaMode product as of April 30, 2006 were as follows (in thousands):

April 30,
2006
Accounts receivable	$114
Other assets	200
Property and equipment, net	23
Intangibles, net	212
Goodwill	1,405
Total assets	$1,954

Accounts payable	$26
Other accrued liabilities	737
Accrued compensation and related expenses	105
Deferred revenue	416
Total liabilities	$1,284

      Intangibles, net of amortization and goodwill disposed of in the divestiture of the IRM division amounted to $212,000 and $1,405,000, respectively. No amortization expense was recorded once the related assets were held for sale, prior to their divestiture on November 20, 2006. The ViaMode software asset had no intangibles or goodwill associated with it.

Note 3. Property and Equipment

     Property and equipment at April 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Equipment	$1,962	$2,046
Furniture and leasehold improvements	863	942
	2,825	2,988
Less accumulated depreciation and amortization	(2,479)	(2,759)
Property and equipment, net	$346	$229

Note 4. Other Investments

     Other investments represent stock in closely held companies, which are accounted for under the cost method. The Company’s ownership interest in both Arango Software International, Inc. (“Arango”) and Unify Japan KK, is less than 15%.

     At April 30, 2008 and 2007 other investments consisted of the following (in thousands):

	2008	2007
Arango Software International, Inc.	$—	$175
Unify Japan KK	—	39
	$—	$214

     Unify Japan KK is a Japanese corporation that is a master distributor for the Company in Japan. Sales to Unify Japan KK in fiscal 2008 and 2007 were $0.2 million for both periods, respectively. Accounts receivable from Unify Japan KK as of April 30, 2008 and 2007 were $12,600 and $7,900, respectively.

     At April 30, 2008, we had no long-term investments. The Company held a minority interest in Arango, a privately held corporation located in Panama. In September 2007, the Company sold all of its stock in Arango as part of a stock repurchase plan offered by Arango. At the time of the sale, the Company had a carrying value of $175,000 for the Arango stock. Proceeds from the sale of the Arango stock were $264,000. The gain on the sale of the Arango stock is included in other income. The Company records an investment impairment charge if and when the Company believes an investment has experienced a decline in market value that is other than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. In April 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment.

Note 5. Goodwill and Intangible Assets

     The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2008 and April 30, 2007 (in thousands). The April 30, 2007 amounts relate entirely to the purchase of Gupta Technologies LLC and the sale of the Company’s IRM division on November 20, 2006. See Note 2. The April 30, 2008 amounts relates to the purchase of Gupta Technologies LLC and Active Data.

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,643	$—	$5,643	—
Finite Lives:
Customer - related	1,500	(425)	1,075	5 years
Technology-based	1,050	(372)	678	4 years
Trademarks	300	(106)	194	4 years
Trade name	100	(100)	—	1 years
Technologies	288	(66)	222	4 years
Customer lists	36	(8)	28	4 years
Total	$8,917	$(1,077)	$7,840

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2007	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,283	$—	$5,283	—
Finite Lives:
Customer - related	1,500	(125)	1,375	5 years
Technology-based	1,050	(109)	941	4 years
Trademarks	300	(31)	269	4 years
Trade name	100	(42)	58	1 years
Total	$8,233	$(307)	$7,926

     Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for continuing operations for fiscal 2008 was $770,000 and was related to the Gupta and Active Data acquisitions. Amortization expense for the fiscal year ended April 30, 2007, was $307,000 and was related entirely to the Gupta acquisition. The estimated future amortization expense related to intangible assets as of April 30, 2008, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2009	719
2010	719
2011	578
2012	181
2013	—
Total	$2,197

     Goodwill is included in the Company’s Americas segment as part of corporate assets. Goodwill at April 30, 2008, represents the excess of the Gupta and Active Data Corporation purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The initial determination of goodwill and intangibles was based on the results of an independent valuation expert’s report. The Company believes the acquisition of Gupta and Active Data Corporation will produce the following results:

  Increased Market Presence and Opportunities: The combination of the Company, Gupta and Active Data should increase the combined company’s market presence and opportunities for growth in sales and earnings.

  Enhanced Product Mix: The complementary nature of the Company’s products with those of Gupta and Active Data should benefit current customers of both companies and provide the combined company with the ability to access new customers.

  Operating Efficiencies: The combination of the Company, Gupta and Active Data provides the opportunity for potential economies of scale and cost savings.

     The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for Gupta and Active Data. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets. Based on our testing as of April 30, 2008, we do not believe goodwill is impaired and accordingly have made no adjustments to its carrying value.

Note 6. Credit Facility

     On November 3, 2006, the Company’s revolving line of credit with Silicon Valley Bank expired and was not renewed. At the expiration the Company had no amounts outstanding on the line of credit.

     On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of April 30, 2008, there was no amount outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (7.25% as of April 30, 2008).

Note 7. Long-Term Debt

     The Company’s debt consists of the following at April 30, 2008 and April 30, 2007 (in thousands):

	April 30,	April 30,
	2008	2007
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through October 31, 2011. These notes include certain
negative covenants and the Company is in compliance with such covenants.	$1,400	$5,350

Revolving note payable to ComVest Capital LLC, interest rate of prime plus
2.25% and a maturity date of November 30, 2010	—	1,500

Capital leases payable, payable in monthly installments through June 2010	18	25
	1,418	6,875
Less discount on notes payable, net	(76)	(604)
Less current portion	(8)	(1,361)
Total long term debt, net	$1,334	$4,910

     A summary of long term debt obligations as April 30, 2008 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2009	$8
2010	1213
2011	197
Thereafter	—
1,418
Unamortized discount on notes payable	(76)
Current portion of long term debt	(8)
Total long term debt, net	$1,334

     In January 2008, the Company entered into a lease agreement for office furniture. The lease is expected to commence in July 2008 and will be recorded as a capital lease in the amount of $115,000.

Note 8. Other Long Term Liabilities

     In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of April 30, 2008 and 2007 is $121,000 and $108,000, respectively and is reflected as other long-term liabilities. Also, included in other long term liabilities as of April 30, 2008 is $115,000 related to the onetime charge associated with abandoning the German office and $219,000 of deferred tax liabilities.

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

     Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2008	2007	2006
Deferred maintenance revenue beginning balance	$5,500	$2,810	$2,837
Deferred maintenance revenue recognized during period	(10,551)	(6,155)	(4,976)
Deferred maintenance revenue of new maintenance
Contracts	11,181	8,845	4,949
Deferred maintenance revenue ending balance	$6,130	$5,500	$2,810

Note 10. Stockholders’ Equity

Preferred Stock

     The Company may issue up to 7,931,370 shares of preferred stock in one or more series upon authorization by its board of directors. The board of directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

Stock Option Plan

     Under the 2001 Stock Option Plan (the “2001 Option Plan”), the Company may grant options to purchase up to 1,200,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. In fiscal year 2008, we granted 237,000 option shares to the management team outside of the 2001 Stock Option Plan. Under the 1991 Stock Option Plan (the “1991 Option Plan”) which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

     A summary of stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at April 30, 2005	568,476	4.60
Granted (weighted average fair value of $1.55)	95,000	1.90
Exercised	(62,523)	1.75
Cancelled/expired	(71,971)	8.10
Outstanding at April 30, 2006	528,982	4.10
Granted (weighted average fair value of $1.35)	79,000	1.35
Exercised	(85,080)	1.80
Cancelled/expired	(69,660)	11.45
Outstanding at April 30, 2007	453,242	2.90
Granted (weighted average fair value of $3.58)	393,300	3.58
Exercised	(13,390)	1.67
Cancelled/expired	(73,135)	3.41
Outstanding at April 30, 2008	760,017	3.23

     Additional information regarding options outstanding at April 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$1.10 - 1.30	130,500	4.66	$1.25	111,124	$1.27
1.40 - 1.85	98,635	7.58	1.63	54,733	1.69
1.95 - 2.40	79,475	8.08	2.27	32,341	2.15
2.45 - 2.50	7,200	7.61	2.50	4,216	2.50
2.55 - 2.55	183,800	9.00	2.55	102,675	2.55
2.70 - 3.35	82,600	4.17	2.80	82,225	2.80
3.65 - 5.00	13,700	7.56	4.14	7,174	4.10
5.20 - 5.20	135,000	9.58	5.20	9,999	5.20
5.70 - 32.50	29,558	4.72	15.77	17,491	22.31
44.06 - 44.06	300	1.96	44.06	300	44.06

     Options to purchase 422,278 and 379,573 shares at weighted average prices of $3.06 and $4.80 were exercisable at April 30, 2008 and 2007. At April 30, 2008, there were 669,314 shares reserved for future grants under the Stock Option Plan.

Restricted Stock

     On May 1, 2002, the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. There were no shares awarded under the plan in fiscal 2008 or fiscal 2007 leaving a balance of 3,862 shares reserved for future awards at April 30, 2008.

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

Note 11. Income Taxes

     For fiscal 2008, the Company recorded $89,000 for foreign tax expense and $235,000 for state or federal taxes. For fiscal 2007, the Company recorded $82,000 for foreign tax expense and no expense for state or federal taxes. For fiscal 2006, the Company recorded no state, federal or foreign tax expense.

     Income (loss) from continuing operations before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2008	2007	2006
Domestic	$1,997	($1,546)	$1,165
Foreign	(42)	267	30
Total income (loss) before income taxes	$1,955	($1,279)	$1,195

Foreign taxes	$89	$82	$—
Federal and state income taxes	235	—	—
Provision (benefit) for income taxes	$324	$82	$—

69

     The provision for income taxes for the years ended April 30, 2008, 2007 and 2006 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	2008	2007	2006
Computed tax benefit	$665	$(824)	$(214)
Increases (reductions) in tax expense resulting from:
Change in valuation allowance for deferred tax assets	(298)	14,321	(15,560)
Expiration of net operating loss carryforwards	—	(13,024)	15,460
Change in deferred revenue	—	(1,088)	—
Other	(43)	697	314
Provision for income taxes	$324	$82	$—

     The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2008	2007
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	$16,008	$14,649
Capital loss carryforward	1,695	1,515
Foreign tax credits	81	—
Fixed assets and other intangibles	172	—
Others	185	—
Current assets
Deferred revenue	—	2,151
Allowance for losses on accounts receivable	66	97
Reserves and other accruals	107	200
Total deferred tax assets	$18,314	$18,612
Valuation allowance	(18,314)	(18,612)
Non-current liabilities
Goodwill	(219)	—
Net deferred tax assets (liabilities)	$(219)	$—

     Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $298,000 in fiscal 2008, increased by $14.3 in fiscal 2007 and decreased by $15.6 million in fiscal 2006. At April 30, 2008, the Company had approximately $44.4 million in federal net operating loss carryforwards that begin to expire in fiscal year 2008 through 2027, approximately $11.0 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2017, approximately $0.7 million in foreign net operating loss carryforwards that do not expire and approximately $4.3 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

FIN 48 Disclosure

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

     As the result of implementation of FIN 48, the company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken on the US and foreign tax returns with respect to any book-tax adjustments were deemed highly certain.

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

     The Company’s policy is to recognized interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the three months ended April 30, 2008.

Note 12. Other Income (Expenses)

     Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2008	2007	2006
Interest income	$12	$45	$109
Foreign currency exchange gain (loss)	146	15	(48)
Other	(28)	76	—
Other income (expenses), net	$130	$136	$61

Note 13. Earnings (loss) per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2007, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

(in thousands, except per share amounts)	Years Ended April 30,
	2008	2007	2006
Income (loss) from continuing operations	$1,631	$(1,361)	$1,195
Loss from discontinued operations	—	(1,445)	(1,823)
Net loss	$1,631	$(2,806)	$(628)

Weighted average shares of common stock outstanding, basic	6,423	5,927	5,803
Effect of dilutive securities	682	—	72
Weighted average shares of common stock outstanding, diluted	7,105	5,927	5,875

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$0.25	$(0.23)	$0.21
Discontinued operations	—	(0.24)	(0.32)
Total	$0.25	$(0.47)	$(0.11)

Assuming dilution:
Continuing operations	$0.23	$(0.23)	$0.20
Discontinued operations	—	(0.24)	(0.32)
Total	$0.23	$(0.47)	$(0.12)

     The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was 85,319 in fiscal 2008, 453,200 in fiscal 2007 and 529,000 in fiscal 2006. The number of shares of common stock warrants excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was none in fiscal 2008, 1,124,600 in fiscal 2007 and 454,600 in fiscal 2006.

Note 14. Related Party Transactions

     Prior to its write off in fiscal 2008, Unify had an investment of less than 15% in Unify Japan KK who is the Company’s master distributor in Japan (See Note 4). Sales to Unify Japan KK in fiscal 2008, 2007 and 2006 were $0.2 million, $0.2 million and $0.3 million, respectively. Accounts receivable from Unify Japan KK as of April 30, 2008 and 2007 were $12,600 and $7,900, respectively.

Note 15. Employee Retirement Plan

     The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2008, 2007 and 2006, the Company contributed $114,000, $72,000 and $59,000, respectively, to the 401(k) Plan.

Note 16. Commitments and Contingencies

Operating Leases

     The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2012. Future minimum rental payments under these leases as of April 30, 2008 are as follows (in thousands):

Years Ending April 30,
2009	$354
2010	695
2011	554
2012	562
2013	569
Thereafter	486
$3,220

     Rent expense under operating leases was $1,240,000, $1,095,500 and $1,038,400 for the years ended April 30, 2008, 2007 and 2006, respectively.

Litigation

     The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2008, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

     In January 2008, the Company entered into a lease agreement for office furniture. The lease is expected to commence in July 2008 and will be recorded as a capital lease in the amount of $115,000.

Note 17. Segment Information

     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information , establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically. While our Chief Executive Officer evaluates results in a number of different ways, our geographic structure is the primary basis for which the allocation of resources and financial results are assessed. The Company maintains two segments that sell and market application development software and related services.

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

     Financial information for the Company’s reportable segments is summarized below (in thousands):

	For the Twelve Months Ended April 30,
	2008	2007	2006
Total revenues:
Americas (1)	$8,948	$4,851	$4,889
Europe (1)	10,877	6,336	5,254
Total revenues from continuing operations	19,825	11,187	10,143
Total revenues from discontinued operations	—	541	1,106
Total revenues	$19,825	$11,728	$11,249

Operating income (loss):
Americas (2)	$(4,856)	$(4,081)	$(1,238)
Europe	7,581	3,193	2,383
Total operating income (loss) from continuing operations	2,725	(888)	1,145
Total operating loss from discontinued operations	—	(1,445)	(1,823)
Total operating loss	$2,725	$(2,333)	$(678)

Interest income (3)	$12	$45	$109
Interest expense (3)	$900	$527	$11

Total assets by segment were as follows (in thousands):

Assets:
Americas	$14,567	$11,990	$4,218
Europe	2,111	3,664	2,179
Total assets of continuing operations	16,678	15,654	6,397
Assets held for sale	—	—	1,954
Total assets	$16,678	$15,654	$8,351

     Total intersegment revenues were as follows (in thousands):

	For the Twelve Months Ended April 30,
	2008	2007	2006
Total intersegment revenues were as follows (in thousands):

Intersegment revenues:
Americas	$1,148	$490	$982
Europe	1,903	611	—
Total intercompany revenues	$3,051	$1,101	$982

Depreciation (5)	$172	$185	$169
Capital expenditures (5)	$284	$63	$41

     Revenues and long-lived assets by geographic area were as follows (in thousands):

	2008	2007	2006
Total net revenues:
Americas	$4,390	$2,986	$3,048
International Distributors	4,558	1,865	1,841
Subtotal Americas	8,948	4,851	4,889
United Kingdom	1,495	984	1,128
Central Europe - Germany, Benelux, Other	7,473	3,039	2,349
France	1,909	2,313	1,777
Subtotal Europe	10,877	6,336	5,254
Discontinued operations	—	541	1,106
Total net revenues	$19,825	$11,728	$11,249

Long-lived assets:
Americas	$117	$241	$47
Europe	98	237	132
Corporate assets	8,150	8,365	479
Total long-lived assets	$8,365	$8,843	$658
____________________

(1)	The Company allocates revenues to operating segments based on the location of the country where the license is installed or service is delivered. The accounting policies of the segments are the same as those described in Note 1.

(2)	Americas operating income (loss) is net of corporate product development and general and administrative expenses.

(3)	Interest income and interest expense were primarily attributable to corporate assets located in the Americas for the periods presented. Interest income and interest expense in the Americas and Europe were not significant in those periods.

(4)	Corporate assets are located in the Americas and consist primarily of cash equivalents, investments, purchased technology and related maintenance contracts, property and equipment, intangibles, goodwill and intercompany receivables from Europe.

(5)	The majority of the Company’s capital expenditures are incurred for product development (which occurs exclusively in the Americas) and for corporate infrastructure. Consequently, capital expenditures and depreciation expense were primarily attributable to the Americas in the periods presented.

Note 18. Quarterly Results of Operations (Unaudited)

     The following interim financial information presents the fiscal 2008 and 2007 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2008:
Total revenues	$3,961	$4,949	$5,842	$5,073
Gross profit	$3,719	$4,607	$5,399	$4,500
Net income (loss) from continuing operations	$(218)	$692	$1,080	$77
Net loss from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(218)	$692	$1,080	$77

Net income (loss) per share:
Basic earnings per share:
Net income (loss) per share	$(0.04)	$0.11	$0.16	$0.01

Dilutive earnings per share:
Net income (loss) per share	$(0.04)	$0.10	$0.14	$0.01

Shares used in computing net income (loss) per share:
Basic	6,037	6,100	6,626	6,934
Diluted	6,037	6,627	7,581	8,000

Year ended 2007:
Total revenues	$1,733	$2,190	$3,310	$3,954
Gross profit	$1,420	$1,903	$2,869	$3,594
Net income (loss) from continuing operations	$(292)	$291	$(777)	$(583)
Net income (loss) from discontinued operations	$(462)	$(478)	$(505)	$—
Net loss	$(754)	$(187)	$(1,282)	$(583)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.05)	$0.05	$(0.13)	$(0.10)
Discontinued operations	(0.08)	(0.08)	(0.08)	0.00
Net loss per share	$(0.13)	$(0.03)	$(0.21)	$(0.10)

Dilutive earnings per share:
Continuing operations	$(0.05)	$0.05	$(0.13)	$(0.10)
Discontinued operations	(0.08)	(0.08)	(0.08)	0.00
Net loss per share	$(0.13)	$(0.03)	$(0.21)	$(0.10)

Shares used in computing net income (loss) per share:
Basic	5,905	5,905	5,935	5,966
Diluted	5,905	5,905	5,935	5,966

INDEX OF EXHIBITS

Exhibit
No.		Description
2.	1	Purchase and Exchange Agreement between Halo Technology Holdings, Inc and Unify, dated September 13, 2006 as amended by Amendment No. 1 dated November 20, 2006 (10) (11)

3.	1	Restated Certificate of Incorporation of the Company (1)

3.	2	Amendment to Restated Certificate of Incorporation of the Company

3.	3	Bylaws of the Registrant (1)

4.	1	Form of Stock Certificate (1)

4.	2	Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006 (11)

4.	3	Convertible Term Note – Tranche 1

4.	4	Convertible Term Note – Tranche 2

4.	5	Convertible Term Note – Tranche 3

4.	6	Registration Rights Agreement dated November 20, 2006 (11)

4.	7	Form of 2006 Warrants

4.	8	Acuitrek Inc. Stock Purchase Agreement dated February 2, 2005 as amended by Amendment No. 1 dated November 20, 2006 (7) (11)

4.	9	Acuitrek Inc. Registration Rights Agreement dated February 2, 2005 (7)

4.	10	Special Situations Stock Purchase Agreement dated April 23, 2004 (6)

4.	11	Special Situations Registration Rights Agreement dated April 23, 2004 (6)

4.	12	Form of 2004 Warrant

10.	1*	1991 Stock Option Plan, as amended (1)

10.	2*	2001 Stock Option Plan (4)

10.	3*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (3)

10.	4	Form of Indemnification Agreement (1)

10.	5	Office Building Lease for Sacramento Facility, Dated December 17, 1999, as Amended (2)

10.	6	Fourth Amendment Effective January 1, 2002 to Office Building Lease Dated December 17, 1999 (6)

10.	7	Fifth Amendment to Lease and Termination of Stock Pledge Agreement dated September 18, 2003 (6)

10.	8	Silicon Valley Bank Loan and Security Agreement dated June 6, 2003(5), as amended by Silicon Valley Bank Amendment to Loan Documents dated June 3, 2004, June 5, 2005 (8) and May 24, 2006 (9) and Amended Schedule to Loan and Security Agreement dated June 3, 2004(6) and June 5, 2005 (8)

14	Code of Ethics for Senior Officers(6)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333- 3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on December 22, 2000.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 17, 2003.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on February 2, 2005.

(8)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 28, 2005.

(9)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 31, 2006.

(10)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on September 20, 2006.

(11)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on November 29, 2006.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.