Form 10-Q
period 2008-07-31
UNIFY CORP
filed 2008-09-05
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807 ______________

UNIFY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2710559 (I.R.S. Employer Identification Number)

1420 Rocky Ridge Drive, Suite 380
Roseville, California 95661
(Address of principal executive offices)

Telephone: (916) 218-4700
(Registrant’s telephone number, including area code)

2101 Arena Blvd, Suite 100
Sacramento, California 95834
(former address)

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

YES  ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,981,249 shares of common stock, $0.001 par value, as of July 31, 2008.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2008 and	3
	April 30, 2008

	Unaudited Condensed Consolidated Statements of Operations for the three	4
	months ended July 31, 2008 and 2007

	Unaudited Condensed Consolidated Statements of Cash Flows for the three	5
	months ended July 31, 2008 and 2007

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	17
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,098	$2,692
Accounts receivable, net	3,583	5,092
Prepaid expenses and other current assets	519	529
Total current assets	7,200	8,313

Property and equipment, net	380	346
Goodwill	5,643	5,643
Intangibles, net	2,017	2,197
Other assets, net	168	179
Total assets	$15,408	$16,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$433	$326
Current portion of long term debt	209	8
Accrued compensation and related expenses	1,137	1,661
Other accrued liabilities	682	895
Deferred revenue	5,428	6,580
Total current liabilities	7,889	9,470

Long term debt, net	1,143	1,334
Other long term liabilities	414	455

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	68,359	68,215
Accumulated other comprehensive income	128	119
Accumulated deficit	(62,532)	(62,922)
Total stockholders’ equity	5,962	5,419
Total liabilities and stockholders’ equity	$15,408	$16,678

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2008	2007
Revenues:
Software licenses	$2,010	$1,463
Services	3,017	2,498
Total revenues	5,027	3,961

Cost of Revenues:
Software licenses	200	47
Services	261	195
Total cost of revenues	461	242
Gross profit	4,566	3,719

Operating Expenses:
Product development	748	911
Selling, general and administrative	3,381	2,700
Total operating expenses	4,129	3,611
Income from operations	437	108
Other income (expense), net	(14)	(316)

Income (loss) before income taxes	423	(208)
Provision for income taxes	32	10
Net income (loss)	$391	$(218)

Net income (loss) per share:
Basic	$0.06	$(0.04)
Dilutive	$0.05	$(0.04)

Shares used in computing net income (loss) per share:
Basic	6,981	6,037
Dilutive	7,821	6,037

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$391	$(218)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	39	52
Loss on disposal of equipment	1	1
Amortization of intangible assets	180	184
Fulfillment of support obligations	—	(134)
Amortization of discount on notes payable	12	51
Stock based compensation expense	142	43
Changes in operating assets and liabilities:
Accounts receivable	1,512	539
Prepaid expenses and other current assets	23	106
Other long term assets	(1)	10
Accounts payable	108	284
Accrued compensation and related expenses	(510)	(31)
Other accrued liabilities	(217)	(199)
Accrued acquisition costs	—	(72)
Deferred revenue	(1,154)	(569)
Other long term liabilities	67	(15)
Net cash provided by operating activities	593	32
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(264)
Purchases of property and equipment	(74)	(39)
Payments on acquisition obligations	(110)	—
Net cash used in investing activities	(184)	(303)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	16
Borrowings under debt obligations	—	500
Principal payments under debt obligations	(2)	(454)
Net cash provided by (used in) financing activities	(2)	62
Effect of exchange rate changes on cash	(1)	15
Net increase (decrease) in cash and cash equivalents	406	(194)
Cash and cash equivalents, beginning of period	2,692	2,064
Cash and cash equivalents, end of period	$3,098	$1,870
Supplemental cash flow information
Cash paid during the period for:
Interest	$25	$254
Taxes	$—	$14

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the SEC.

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. With the exception of its Composer for Lotus Notes solution, the Company recognizes revenue for software license sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For Composer for Lotus Notes, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. We believe that the adoption of SAB 110 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact, if any, of adopting SFAS No. 161 on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We believe that the adoption of FSP FAS 142-3 will not have a material impact on our consolidated financial statements.

In May of 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

2. Acquisitions

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

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes: Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As of July 31, 2008, the remaining balance on the term notes is $1.3 million, net of discounts. The agreement was modified in April 2008, whereby the interest rate on the term loans has been decreased to 5% and all principal payments have been deferred until June 2009. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. In November 2007, ComVest elected to exercise 120,000 warrants to purchase common stock at a price of $1.35 per share. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock. Additionally, during the third quarter of fiscal 2008, $1.0 million of the outstanding balance for Tranche 2 was converted into 198,670 shares of common stock. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. Unify capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $24,000 for the three months ended July 31, 2008 and is included in interest expense. The unamortized amount of the discount on the notes payable was $64,000 as of July 31, 2008 and $76,000 as of April 30, 2008 and is included in long-term debt, net. As of July 31, 2008 and April 30, 2008 the unamortized portion of debt issuance costs was $48,000 and $60,000, respectively, which is included in other assets, net.

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

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarter ended July 31, 2008, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2008	2007
Cost of Sales	$3	$1
Product Development	22	6
Selling, General and Administrative	117	36
Total Equity-Based Compensation	$142	$43

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of July 31, 2008. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2009	$511
2010	424
2011	411
2012	290
2013	6
Total	$1,642

The cost above is expected to be recognized over a weighted-average period of 1.45 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended July 31, 2008 and 2007, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 89% and 96%; risk-free interest rates of 3.0% and 4.9% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the period ended July 31, 2008 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2008	760,017	$3.23	7.35	$2,699,038
Granted	406,900	$6.15
Exercised	(500)	$2.55
Canceled or expired	(2,959)	$4.72
Outstanding at July 31, 2008	1,163,458	$4.25	8.03	$1,517,611

Exercisable at July 31, 2008	478,545	$3.09	6.06	$1,092,921

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended July 31, 2008 and July 31, 2007 was $1,975 and $19,705, respectively. The total fair value of awards vested during the quarters ended July 31, 2008 and July 31, 2007 was $136,258 and $ 64,000, respectively.

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2008 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2008	338,490	$2.66
Granted	406,900	$3.45
Vested	(57,205)	$2.38
Canceled or expired	(2,521)	$4.07
Nonvested at July 31, 2008	685,664	$3.03

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2008 and April 30, 2008 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
July 31, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,643	$—	$5,643	—
Finite Lives:
Customer-related	1,500	(500)	1,000	5 years
Technology-based	1,050	(438)	612	4 years
Trademarks	300	(125)	175	4 years
Trade name	100	(100)	—	1 year
Technologies	288	(84)	204	4 years
Customer lists	36	(10)	26	4 years
Total	$8,917	$(1,257)	$7,660

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,643	$—	$5,643	—
Finite Lives:
Customer-related	1,500	(425)	1,075	5 years
Technology-based	1,050	(372)	678	4 years
Trademarks	300	(106)	194	4 years
Trade name	100	(100)	—	1 year
Technologies	288	(66)	222	4 years
Customer lists	36	(8)	28	4 years
Total	$8,917	$(1,077)	$7,840

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended July 31, 2008, was $180,000. Amortization expense for the fiscal year ended April 30, 2008, was $770,000 and was related to the Gupta and Active Data acquisitions. The estimated future amortization expense related to intangible assets as of July 31, 2008, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2009	539
2010	719
2011	578
2012	181
2013	—
Total	$2,017

Goodwill at July 31, 2008, represents the excess of the Gupta and Active Data Corporation purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta and Active Data Corporation will produce the following results:

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

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of July 31, 2008, there was no amount outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (7.25% as of July 31, 2008 and April 30, 2008).

6. Long-Term Debt

The Company’s debt consists of the following at July 31, 2008 and April 30, 2008 (in thousands):

	July 31,	April 30,
	2008	2008
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$1,400	$1,400

Revolving note payable to ComVest Capital LLC, interest rate of prime plus 2.25% and
a maturity date of November 30, 2010	—	—

Capital leases payable, payable in monthly installments through June 2010	16	18
	1,416	1,418
Less discount on notes payable, net	(64)	(76)
Less current portion	(209)	(8)
Total long term debt, net	$1,143	$1,334

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. As of July 31, 2008 and April 30, 2008 the amount of severance is $121,000 and $108,000, respectively. Also, included in other long term liabilities as of July 31, 2008 and April 30, 2008 is $74,000 and $115,000, respectively, related to the onetime charge associated with abandoning the German office and $219,000 of deferred tax liabilities for both periods.

8. Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts and at the customers’ option, generally annually thereafter. These maintenance contracts are priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended
	July 31,
	2008	2007
Deferred maintenance revenue beginning balance	$6,130	$5,500
Deferred maintenance revenue recognized during period	(2,856)	(2,361)
Deferred maintenance revenue of new maintenance contracts	1,944	1,806
Deferred maintenance revenue ending balance	$5,218	$4,945

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the three months ended July 31, 2008.

10. Comprehensive Income

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain on foreign currency translations for the three months ended July 31, 2008 and 2007 was $9,000 and $18,000, respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended July 31, 2007, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

(in thousands, except per share amounts)	Three Months Ended July 31,
	2008	2007
Net income (loss)	$391	$(218)

Weighted average shares of common stock outstanding, basic	6,981	6,037
Effect of dilutive securities	840	—
Weighted average shares of common stock outstanding, diluted	7,821	6,037

Earnings (loss) per share of common stock:
Basic	$0.06	$(0.04)
Diluted	$0.05	$(0.04)

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 390,305 as of July 31, 2008. For the three months ended July 31, 2007, potentially dilutive securities that are not included in the calculation of diluted net loss because they would be antidilutive were employee stock options and commons stock warrants of 110,315 and 670,000, respectively.

13. Segment Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2009, we have determined that we have two reportable segments: Database and Development Products (“DDP”) and our Modernization & Migration Products. Prior to the first quarter of fiscal year 2009, the Company maintained reportable segments based on its geographic structure, the segments were the Americas and Europe. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on gross margins (total revenues less costs of licenses and services) before operating costs. We do not manage our operating costs on a segment basis as many of our sales, marketing and support personnel regularly work with product from both segments. Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

For the first quarter of fiscal 2009 and 2008, total revenue from the United States was $1.7 million and $1.9 million, respectively. Total revenue from all other countries was $3.3 million in the first quarter of fiscal 2009 and $2.1 million for the first quarter of fiscal 2008. Total long-lived assets as of July 31, 2008 and 2007, for the United States, was $8.1 million and $9.1 million, respectively. Total assets in all other countries were $100,000 as of July 31, 2008 and $130,000 as of July 31, 2007.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2008 segment information has been reclassified to conform to the fiscal 2009 presentation.

	Three Months Ended
	July 31,
	2008	2007
Total revenues:
Database and Development Products	$4,528	$3,939
Modernization and Migration Products	499	22
Total revenues	$5,027	$3,961

Cost of Revenue:
Database and Development Products	$300	$234
Modernization and Migration Products	161	8
Total Cost of Revenue	$461	$242

Gross Profit:
Database and Development Products	$4,228	$3,705
Modernization and Migration Products	338	14
Total Gross Profit	$4,566	$3,719

14. Subsequent Event

On August 25, 2008, the Company listed its common stock on the NASDAQ under a new symbol UNFY. Prior to listing on the NASDAQ the Company traded its stock over-the-counter on the “bulletin board” under the stock symbol UFYC.OB.

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the SEC.

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

The Company sells and markets application development and database software and services and modernization solutions through two segments. The segments are the Database and Development Products (“DDP”) and our Modernization & Migration Products.

Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with sales offices in Australia, France, Germany, and the United Kingdom (“UK”). We market and sell products directly in the United States, Europe, and Australia and indirectly through global distributors and reseller representing more than 50 countries.

Our application modernization solutions help organizations migrate and maximize investments in their existing applications and data. Our Modernization and Migration Solutions, and Software products are built to increase productivity, eliminate risk and substantially reduce time and costs. Our application development and data management software products include Team Developer, SQLBase, SQLBase Treasury, NXJ, DataServer, VISION, ACCELL and Sabertooth. Our Modernization and Migration Solution, Composer for Lotus Notes delivers a like-for-like migration of Lotus Notes applications to the Microsoft .NET and SharePoint platforms.

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. With the exception of its Composer for Lotus Notes solution, the Company recognizes revenue for software license sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For Composer for Lotus Notes the Company recognized revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period. The nature of each licensing arrangement determines how revenues and related costs are recognized.

For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when the software product or service has been shipped or electronically delivered, the license fees are fixed and determinable, uncertainties regarding customer acceptance are resolved, collectability is probable and persuasive evidence of an arrangement exists.

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

Deferred Tax Asset Valuation Allowance

As of May 1, 2008, we had approximately $18.3 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At May 1, 2008, the Company had approximately $44.4 million in federal net operating loss carryforwards that begin to expire in fiscal year 2009 through 2027, approximately $11.0 million in state net operating loss carryforwards that expire in fiscal years 2013 to 2017, approximately $0.7 million in foreign net operating loss carryforwards that do not expire, and approximately $4.3 million in capital loss carryforwards that expire in 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	July 31,
	2008	2007
Revenues:
Software licenses	40.0%	36.9%
Services	60.0%	63.1%
Total revenues	100.0%	100.0%

Cost of Revenues:
Software licenses	4.0%	1.2%
Services	5.2%	4.9%
Total cost of revenues	9.2%	6.1%

Gross profit	90.8%	93.9%

Operating Expenses:
Product development	14.9%	23.0%
Selling, general and administrative	67.2%	68.2%
Total operating expenses	82.1%	91.2%
Income from operations	8.7%	2.7%
Other income (expense), net	(0.3)%	(8.0)%
Income (loss) from continuing operations before taxes	8.4%	(5.3)%
Provision for income taxes	0.6%	(0.2)%
Net income (loss )	7.8%	(5.5)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the first quarter of fiscal 2009 were $5.0 million, an increase of $1.1 million. This represents an increase of 27% over the first quarter of fiscal 2008 revenues of $4.0 million. Total software license revenues in the first quarter of fiscal 2009 were $2.0 million, an increase of $0.5 million from the first quarter of fiscal 2008. This represents an increase of 37% over the first quarter of fiscal 2008 revenues of $1.5 million. The increase in software license revenues in the first quarter of fiscal 2009 was primarily the result of the growth of our Composer for Lotus Notes business. Total services revenues in the first quarter of fiscal 2009 were $3.0 million, an increase of $0.5 million. This represents an increase of 21% over the first quarter of fiscal 2008 revenues of $2.5 million. The increase in services revenue is the result of reporting a full quarter’s maintenance revenue in the first quarter of fiscal 2009 as compared to fiscal 2008 when the reported maintenance revenue was reduced by the write-down of deferred revenue as required by purchase accounting related to the acquisition of Gupta Technologies LLC in November 2006.

For the first quarter of fiscal 2009 and 2008, total revenues from the United States were 35% and 47% of total revenues, respectively. Total revenue from the United States in absolute dollars was $1.7 million for the first quarter of fiscal 2009 and $1.9 million for the first quarter of fiscal 2008. Total revenue from all other countries was $3.3 million in the first quarter of fiscal 2009 and $2.1 million for the first quarter of fiscal 2008. On a percentage basis, revenue from other countries was 65% for the first quarter of fiscal 2009 and 53% for fiscal 2008.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of expenses associated with employees involved in modernization migration projects, royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $200,000 and $47,000 for the first quarter of fiscal 2009 and fiscal 2008, respectively. The increase in cost of software licenses represents the implementation costs for the Composer for Lotus Notes software license revenues that were recorded in the first quarter.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and services. Cost of services was $261,000 and $195,000 for the first quarter of fiscal 2009 and fiscal 2008, respectively.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the first quarter of fiscal 2009 were $0.7 million compared to $0.9 million in the same period of fiscal 2008.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $3.4 million in the first quarter of fiscal 2009 and $2.7 million for the first quarter of fiscal 2008. The increase in SG&A costs in fiscal 2009 is the result of adding sales and technical staff in our Composer business and increased costs related to accounting, tax and legal services. The major components of SG&A for the first three months of fiscal 2009 were sales expenses of $1.7 million, marketing expenses of $0.2 million and general and administrative expenses of $1.5 million. For the first quarter of fiscal 2008, the major components of SG&A were sales expenses of $1.3 million, marketing expenses of $0.3 million and general and administrative expenses of $1.1 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Interest expense for the first quarter of fiscal 2009 and 2008 was $47,000 and $279,000, respectively. Interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. The decrease in interest expense in fiscal 2009 primarily relates to the decrease in notes payable as a result of the repayment and conversion of debt to equity in fiscal 2008.

Provision for Income Taxes. For the first quarter of fiscal 2009, the Company recorded $32,000 in federal and state income tax. For the first quarter of fiscal 2008, the Company recorded $10,000 in federal tax expense and no expense for state or foreign taxes.

Liquidity and Capital Resources

At July 31, 2008, the Company had cash and cash equivalents of $3.1 million, compared to $2.7 million at April 30, 2008. The Company had net accounts receivable of $3.6 million as of July 31, 2008, and $5.1 million as of April 30, 2008.

On November 20, 2006, the Company entered into various agreements with ComVest whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition and for working capital, consisting of convertible term loans totaling $5.35 million and a revolving credit facility of up to $2.5 million. The term loans had an initial interest rate of 11.25% and have repayment terms of 48 to 60 months. The agreement was modified in April 2008, whereby the interest rate on the term loans has been decreased to 5% and all principal payments have been deferred until June 2009. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. As part of the financing, ComVest received 402,000 warrants and Special Situations Funds received 268,000 warrants. The warrants are for the purchase of common stock at prices from $1.35 to $1.90 per share. The agreements provide for ComVest to have a security interest in substantially all of the Company’s assets.

We believe the existing cash balance of $3.1 million as of July 31, 2008, along with forecasted operating cash flows for fiscal year 2009 and the ComVest revolver credit facility, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2009. The fiscal 2009 operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flow. For the first quarter of fiscal year 2009 cash provided by operations was $0.6 million. This compares to cash flows provided by operations of $32,000 for the first three months of fiscal 2008. Cash flows provided by operations for the first three months of fiscal 2009 principally resulted from $0.4 million in net income, a decrease of $1.5 million in accounts receivable, an increase of $0.1 million in accounts payable, and increase of $0.1 million in other long term liabilities, $0.2 million in amortization of intangible assets and $0.1 million of stock based compensation expense. Offsetting these amounts was a decrease of $0.5 million in accrued compensation and related expenses, a decrease of $1.2 million in deferred revenue and an increase of $0.2 million in other accrued liabilities.

In the first quarter of fiscal 2008, we had cash flows from continuing operations of $32,000. Cash flows provided by operations for the first quarter of fiscal 2008 principally resulted from a $0.5 million decrease in accounts receivable, a $0.3 million increase in accounts payable, a $0.1 million decrease in prepaid expenses and other current assets, $0.2 million in amortization and $0.1 million in depreciation. Offsetting these amounts was a loss from continuing operations for the first quarter of fiscal year 2008 of $0.2 million, a decrease of $0.6 million in deferred revenue, a decrease of $0.2 million in other accrued liabilities, a decrease of $0.1 million in accrued acquisition costs and a decrease of $0.1 million in fulfillment of support obligations.

Investing Cash Flows. Cash used in investing activities was $0.2 million for the first three months of fiscal 2009. The use of cash consisted of $0.1 million expended related to the acquisition of Active Data Corporation and $0.1 million for the purchase of property and equipment. Cash used in investing activities was $0.3 million for the first three months of fiscal 2008. The use of cash consisted of $0.3 million expended related to the acquisition of Active Data Corporation and $39,000 for the purchase of property and equipment.

Financing Cash Flows. Net cash used in financing activities for the first three months of fiscal 2009 was $2,000. Cash used in financing activities was the result of principal payments on the Company’s capital lease obligations. Net cash provided by financing activities in the first quarter of fiscal 2008 was $0.1 million. Cash from financing activities was the result of $0.5 million from borrowings under the Company’s revolver note and $0.5 million in cash was used to make principal payments on debt obligations.

A summary of certain contractual obligations as July 31, 2008 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	$1,400	$201	$1,163	$36	—
Revolver note	—	—	—	—	—
Other long-term liabilities	121	—	—	—	121
Capital leases	16	8	8	—	—
Operating leases	3,198	313	662	579	1,644
Total contractual cash obligations	$4,735	$522	$1,833	$615	$1,765

In January 2008, the Company entered into a lease agreement for office furniture. The lease is expected to commence in August 2008 and will be recorded as a capital lease in the amount of $115,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $3.1 million as of July 31, 2008. Unify had no short-term investments at July 31, 2008.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of July 31, 2008, there was no amount outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s operations in France, Germany and the UK. At July 31, 2008, the Company had $2.3 million in such payables denominated in euros and a total $0.6 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

Exhibits
4.1	Amendment to ComVest term loan dated April 30, 2008

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIFY CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2008	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)