Form 10-Q
period 2008-10-31
UNIFY CORP
filed 2008-11-26
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,981,249 shares of common stock, $0.001 par value, as of October 31, 2008.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2008 and	3
	April 30, 2008

	Unaudited Condensed Consolidated Statements of Operations for the three and six	4
	months ended October 31, 2008 and 2007

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months	5
	ended October 31, 2008 and 2007

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	16
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	27

SIGNATURE		28

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,878	$2,692
Accounts receivable, net	4,655	5,092
Prepaid expenses and other current assets	713	529
Total current assets	8,246	8,313

Property and equipment, net	514	346
Goodwill	5,643	5,643
Intangibles, net	1,837	2,197
Other assets, net	80	179
Total assets	$16,320	$16,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$428	$326
Current portion of long term debt	543	8
Accrued compensation and related expenses	1,156	1,661
Other accrued liabilities	1,053	895
Deferred revenue	5,188	6,580
Total current liabilities	8,368	9,470

Long term debt, net	922	1,334
Other long term liabilities	397	455

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	68,508	68,215
Accumulated other comprehensive income (loss)	(75)	119
Accumulated deficit	(61,807)	(62,922)
Total stockholders’ equity	6,633	5,419
Total liabilities and stockholders’ equity	$16,320	$16,678

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Software licenses	$1,987	$1,932	$3,549	$3,396
Services	3,170	2,967	6,116	5,425
Migration solutions	644	50	1,163	89
Total revenues	5,801	4,949	10,828	8,910

Cost of Revenues:
Software licenses	89	46	139	93
Services	298	273	548	450
Migration solutions	358	23	518	41
Total cost of revenues	745	342	1,205	584
Gross profit	5,056	4,607	9,623	8,326

Operating Expenses:
Product development	682	796	1,431	1,708
Selling, general and administrative	3,342	2,857	6,722	5,556
Total operating expenses	4,024	3,653	8,153	7,264
Income from operations	1,032	954	1,470	1,062
Other income (expense), net	(151)	(163)	(166)	(480)

Income before income taxes	881	791	1,304	582
Provision for income taxes	156	99	188	109
Net income	$725	$692	$1,116	$473

Net income per share:
Basic	$0.10	$0.11	$0.16	$0.08
Dilutive	$0.10	$0.10	$0.15	$0.07

Shares used in computing net income per share:
Basic	6,981	6,100	6,981	6,068
Dilutive	7,605	6,627	7,666	6,502

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,116	$473
Reconciliation of net income to net cash provided by operating activities:
Gain on sale of other investments	—	(90)
Depreciation	86	96
Loss on disposal of equipment	2	—
Amortization of intangible assets	360	403
Fulfillment of support obligations	—	(269)
Amortization of discount on notes payable	24	115
Stock based compensation expense	291	87
Changes in operating assets and liabilities:
Accounts receivable	299	409
Prepaid expenses and other current assets	(115)	189
Other long term assets	—	52
Accounts payable	106	(107)
Accrued compensation and related expenses	(417)	113
Other accrued liabilities	325	(170)
Accrued acquisition costs	—	(414)
Deferred revenue	(1,261)	(1,006)
Other long term liabilities	26	(18)
Net cash provided by (used in) operating activities	842	(137)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(249)
Purchases of property and equipment	(151)	(50)
Payments on acquisition obligations	(110)	(95)
Proceeds from sale of other investments	—	265
Net cash used in investing activities	(261)	(129)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	16
Borrowings under revolver	—	1,000
Payment on revolver	—	(1,000)
Principal payments under debt obligations	(11)	(156)
Net cash used in financing activities	(11)	(140)
Effect of exchange rate changes on cash	(384)	36
Net increase (decrease) in cash and cash equivalents	186	(370)
Cash and cash equivalents, beginning of period	2,692	2,064
Cash and cash equivalents, end of period	$2,878	$1,694
Supplemental cash flow information
Cash paid during the period for:
Interest	$17	$193
Taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. Additionally, the Company generates revenue from its migration solutions products. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. With the exception of its migration solutions, the Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For migration solutions, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

For migration solution arrangements that require significant modification or customization of software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For migration solution products the Company uses the completed-contract method for revenue recognition as the Company has limited experience in estimating costs for these types of arrangements. When a contract is completed, revenue is recognized and deferred costs are expensed. The Company expects to use the percentage-of-completion method for revenue recognition on new contracts in the third quarter of fiscal 2009.

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

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a “best efforts” basis and may be billed under time-and-materials arrangements or fixed price arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

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

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes: Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As of October 31, 2008, the remaining balance on the term notes is $1.3 million, net of discounts. The agreement was modified in April 2008, whereby the interest rate on the term loans has been decreased to 5% and all principal payments have been deferred until June 2009. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. In November 2007, ComVest elected to exercise 120,000 warrants to purchase common stock at a price of $1.35 per share. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock. Additionally, during the third quarter of fiscal 2008, $1.0 million of the outstanding balance for Tranche 2 was converted into 198,670 shares of common stock. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. Unify capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $41,000 for the six months ended October 31, 2008 and is included in interest expense. The unamortized amount of the discount on the notes payable was $53,000 as of October 31, 2008 and $76,000 as of April 30, 2008 and is included in long term debt, net. As of October 31, 2008 and April 30, 2008 the unamortized portion of debt issuance costs was $42,000 and $60,000, respectively, which is included in other assets, net.

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

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarter ended October 31, 2008, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Cost of Sales	$4	$—	$7	$1
Product Development	21	7	43	13
Selling, General and Administrative	124	37	241	73
Total Equity-Based Compensation	$149	$44	$291	$87

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of October 31, 2008. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2009	$375
2010	432
2011	419
2012	300
2013	9
Total	$1,535

The cost above is expected to be recognized over a weighted-average period of 1.31 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended October 31, 2008 and 2007, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 89% and 99%; risk-free interest rates of 3.0% and 4.1% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the period ended October 31, 2008 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2008	760,017	$3.23	7.35	$2,699,038
Granted	427,100	$6.08
Exercised	(500)	$2.55
Canceled or expired	(4,905)	$6.04
Outstanding at October 31, 2008	1,181,712	$4.25	7.81	$869,392

Exercisable at October 31, 2008	522,798	$3.16	6.07	$669,208

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended October 31, 2008 and October 31, 2007 was $0 and $10,000, respectively. The total fair value of awards vested during the quarters ended October 31, 2008 and October 31, 2007 was $124,535 and $27,000, respectively.

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2008 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2008	338,490	$2.66
Granted	427,100	$3.42
Vested	(102,663)	$2.58
Canceled or expired	(4,013)	$2.95
Nonvested at October 31, 2008	658,914	$3.18

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2008 and April 30, 2008 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,643	$—	$5,643	—
Finite Lives:
Customer-related	1,500	(575)	925	5 years
Technology-based	1,050	(503)	547	4 years
Trademarks	300	(144)	156	4 years
Trade name	100	(100)	—	1 year
Technologies	288	(102)	186	4 years
Customer lists	36	(13)	23	4 years
Total	$8,917	$(1,437)	$7,480

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,643	$—	$5,643	—
Finite Lives:
Customer-related	1,500	(425)	1,075	5 years
Technology-based	1,050	(372)	678	4 years
Trademarks	300	(106)	194	4 years
Trade name	100	(100)	—	1 year
Technologies	288	(66)	222	4 years
Customer lists	36	(8)	28	4 years
Total	$8,917	$(1,077)	$7,840

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the six months ended October 31, 2008, was $360,000. Amortization expense for the fiscal year ended April 30, 2008, was $770,000 and was related to the Gupta and Active Data acquisitions. The estimated future amortization expense related to intangible assets as of October 31, 2008, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2009	359
2010	719
2011	578
2012	181
Total	$1,837

Goodwill at October 31, 2008, represents the excess of the Gupta and Active Data Corporation purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta and Active Data Corporation will produce the following results:

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

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of October 31, 2008, there was no amount outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (6.25% and 7.25% as of October 31, 2008 and April 30, 2008, respectively).

6. Long-Term Debt

The Company’s debt consists of the following at October 31, 2008 and April 30, 2008 (in thousands):

	October 31,	April 30,
	2008	2008
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$1,400	$1,400

Revolving note payable to ComVest Capital LLC, interest rate of prime plus 2.25% and
a maturity date of November 30, 2010	—	—

Capital leases payable, payable in monthly installments through September 2011	118	18
	1,518	1,418
Less discount on notes payable, net	(53)	(76)
Less current portion	(543)	(8)
Total long term debt, net	$922	$1,334

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee generally may not retire before age 65 and must be employed at the time of retirement. As of October 31, 2008 and April 30, 2008 the amount of severance is $99,000 and $121,000, respectively. Also, included in other long term liabilities as of October 31, 2008 and April 30, 2008 is $26,000 and $115,000, respectively, related to the onetime charge associated with abandoning the German office and $272,000 and $219,000 of deferred tax liabilities, respectively.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Deferred maintenance revenue beginning balance	$5,218	$4,945	$6,130	$5,500
Deferred maintenance revenue recognized during period	(2,889)	(2,734)	(5,745)	(5,095)
Deferred maintenance revenue of new maintenance contracts	2,484	2,375	4,428	4,181
Deferred maintenance revenue ending balance	$4,813	$4,586	$4,813	$4,586

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the six months ended October 31, 2008.

10. Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended October 31, 2008 and 2007 was ($203,000) and $10,000, respectively. A comprehensive gain (loss) on foreign currency translations for the six months ended October 31, 2008 and 2007 was ($194,000) and $29,000, respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 31,		October 31,
	2008	2007	2008	2007
Net income	$725	$692	$1,116	$473

Weighted average shares of common stock outstanding, basic	6,981	6,100	6,981	6,068
Effect of dilutive securities	624	527	685	434
Weighted average shares of common stock outstanding, diluted	7,605	6,627	7,666	6,502

Earnings per share of common stock:
Basic	$0.10	$0.11	$0.16	$0.08
Diluted	$0.10	$0.10	$0.15	$0.07

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 544,235 and 529,834 for the three and six months ended October 31, 2008, respectively and common stock warrants of 487,387 for both periods. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 164,205 and 256,283 for the three and six months ended October 31, 2007, respectively and common stock warrants of 1,157,387 for both periods.

13. Segment Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2009, we have determined that we have two reportable segments: Database and Development Products (“DDP”) and our Modernization & Migration Solutions Products. Prior to the first quarter of fiscal year 2009, the Company maintained reportable segments based on its geographic structure, the segments were the Americas and Europe. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on gross margins (total revenues less costs of licenses, services and migration solutions) before operating costs. We do not manage our operating costs on a segment basis as many of our sales, marketing and support personnel regularly work with product from both segments. Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

Included in the DDP segment there is one customer that represented $1.0 million and $1.1 million of total revenues for the three and nine months ended October 31, 2008, respectively.

For the second quarter of fiscal 2009 and 2008, total revenue from the United States was $1.6 million and $1.0 million, respectively. Total revenue from all other countries was $4.2 million in the second quarter of fiscal 2009 and $3.9 million for the second quarter of fiscal 2008. Total long-lived assets as of October 31, 2008 and 2007, for the United States, was $8.0 million and $8.5 million, respectively. Total assets in all other countries were $100,000 as of October 31, 2008 and $200,000 as of October 31, 2007.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2008 segment information has been reclassified to conform to the fiscal 2009 presentation.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Total revenues:
Database and Development Products	$5,157	$4,899	$9,665	$8,821
Modernization and Migration Products	644	50	1,163	89
Total revenues	$5,801	$4,949	$10,828	$8,910

Cost of revenue:
Database and Development Products	$387	$319	$687	$543
Modernization and Migration Products	358	23	518	41
Total Cost of Revenues	$745	$342	$1,205	$584

Gross profit:
Database and Development Products	$4,770	$4,580	$8,978	$8,278
Modernization and Migration Products	286	27	645	48
Total Gross Profit	$5,056	$4,607	$9,623	$8,326

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

Our application modernization solutions help organizations migrate and maximize investments in their existing applications and data. Our Modernization and Migration Solutions, and Software products are built to increase productivity, eliminate risk and substantially reduce time and costs. Our application development and data management software products include Team Developer, SQLBase, SQLBase Treasury, NXJ, DataServer, VISION and ACCELL. Our Modernization and Migration Solutions, include Composer for Lotus Notes which delivers a like-for-like migration of Lotus Notes applications to the Microsoft .NET and SharePoint platforms and Composer Sabertooth which speeds the conversion of Team Developer or SQLWindows applications to Microsoft .NET.

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. Additionally, the Company generates revenue from its migration solutions products. The Company licenses its products to end-user customers, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. With the exception of its migration solutions, the Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. For migration solutions, the Company recognizes revenue for software licenses sales in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts. The Company exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

For migration solution arrangements that require significant modification or customization of software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For migration solution products the Company uses the completed-contract method for revenue recognition as the Company has limited experience in estimating costs for these types of arrangements. When a contract is completed, revenue is recognized and deferred costs are expensed. The Company expects to use the percentage-of-completion method for revenue recognition on new contracts in the third quarter of fiscal 2009.

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

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a “best efforts” basis and may be billed under time-and-materials or fixed price arrangements. Revenues and expenses relating to providing consulting services are generally recognized as the services are performed.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Software licenses	34.3%	39.0%	32.8%	38.1%
Services	54.6%	60.0%	56.5%	60.9%
Migration solutions	11.1	1.0%	10.7	1.0
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	1.5%	0.9%	1.3%	1.0%
Services	5.1%	5.5%	5.1%	5.1%
Migration solutions	6.2	0.5	4.8	0.5
Total cost of revenues	12.8%	6.9%	11.2%	6.6%

Gross profit	87.2%	93.1%	88.8%	93.4%

Operating Expenses:
Product development	11.8%	16.1%	13.2%	19.2%
Selling, general and administrative	57.6%	57.7%	62.1%	62.4%
Total operating expenses	69.4%	73.8%	75.3%	81.6%
Income from operations	17.8%	19.3%	13.6%	11.8%
Other income (expense), net	(2.6)%	(3.3)%	(1.5)%	(5.4)%
Income (loss) from continuing operations before taxes	15.2%	16.0%	12.1%	6.4%
Provision for income taxes	2.7%	(2.0)%	1.7%	(1.2)%
Net income (loss )	12.5%	14.0%	10.4%	5.2%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the second quarter of fiscal 2009 were $5.8 million, an increase of $0.9 million over the second quarter of fiscal 2008. This represents an increase of 17% over the second quarter of fiscal 2008 revenues of $4.9 million. Total software license revenues in the second quarter of fiscal 2009 were $2.0 million, an increase of $0.1 million from the second quarter of fiscal 2008. This represents an increase of 3% over the second quarter of fiscal 2008 revenues of $1.9 million. Included in the second quarter of fiscal 2009 were $1.0 million in sales generated by our distributer in Russia. Total services revenues in the second quarter of fiscal 2009 were $3.2 million, an increase of $0.2 million. This represents an increase of 7% over the second quarter of fiscal 2008 revenues of $3.0 million. Total migration solutions revenue in the second quarter of fiscal 2009 was $0.6 million compared to $50,000 for the second quarter of fiscal 2008. The increase in migration solutions revenue is due to an increase in sales for our Composer for Lotus Notes product. Total revenues for the six months ended fiscal 2009 were $10.8 million, an increase of $1.9 million. This represents an increase of 22% over the six month period of fiscal 2008 revenues of $8.9 million. Total software license revenues for the six months ended fiscal 2009 were $3.6 million, an increase of $0.2 million from the second quarter of fiscal 2008. This represents an increase of 5% over the six month period of fiscal 2008 revenues of $3.4 million. Total services revenues for the six months ended fiscal 2009 were $6.1 million, an increase of $0.7 million. This represents an increase of 13% over the six month period of fiscal 2008 revenues of $5.4 million. Total migration solutions revenue for the six months ended fiscal 2009 were $1.2 million compared to $89,000 in the same period of the prior year. The increase in migration solutions revenue is due to an increase in sales for our Composer for Lotus Notes product.

For the second quarter of fiscal 2009 and 2008, total revenues from the United States were 28% and 20% of total revenues, respectively. Total revenue from the United States in absolute dollars was $1.6 million for the second quarter of fiscal 2009 and $1.0 million for the second quarter of fiscal 2008. Total revenue from all other countries was $4.2 million in the second quarter of fiscal 2009 and $3.9 million for the second quarter of fiscal 2008. On a percentage basis, revenue from other countries was 72% for the second quarter of fiscal 2009 and 80% for fiscal 2008.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $89,000 and $46,000 for the second quarter of fiscal 2009 and fiscal 2008, respectively. The increase in cost of software licenses represents an increase in software royalty payments. For the six months ended October 31, 2008 and 2007, cost of software licenses was $139,000 and $93,000, respectively.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and services. Cost of services was $298,000 and $296,000 for the second quarter of fiscal 2009 and fiscal 2008, respectively. For the six months ended October 31, 2008 and 2007, cost of services was $548,000 and $450,000, respectively.

Cost of Migration Solutions. Cost of migration solutions consists primarily of both expenses associated with employees involved in migration projects and also expenses related to third party assistance. Cost of migration solutions was $358,000 and $23,000 for the second quarter of fiscal 2009 and fiscal 2008, respectively. For the six months ended October 31, 2008 and 2007, cost of services was $518,000 and $41,000, respectively. The increase in cost of migration solutions is due to an increase in sales for both Composer for Lotus Notes and Composer Sabertooth.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the second quarter of fiscal 2009 were $0.7 million compared to $0.8 million in the same period of fiscal 2008. For the six months ended October 31, 2008 and 2007 product development costs were $1.4 million and $1.7 million, respectively.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $3.3 million in the second quarter of fiscal 2009 and $2.9 million for the second quarter of fiscal 2008. The increase in SG&A costs in fiscal 2009 is the result of adding sales and technical staff in our migration solutions business and increased costs related to accounting, tax and legal services. The major components of SG&A for the second quarter of fiscal 2009 were sales expenses of $1.6 million, marketing expenses of $0.3 million and general and administrative expenses of $1.4 million. For the second quarter of fiscal 2008, the major components of SG&A were sales expenses of $1.4 million, marketing expenses of $0.4 million and general and administrative expenses of $1.1 million. In the six months ended October 31, 2008 and 2007, our SG&A expenses were $6.7 million and $5.6 million, respectively. The major components of SG&A for the six month period ended October 31, 2008 were sales expenses of $3.3 million, marketing expenses of $0.5 million and general and administrative expenses of $2.9 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Interest expense for the second quarter of fiscal 2009 and 2008 was $41,000 and $297,000, respectively. For the six months ended October 31, 2008 and 2007, interest expense was $87,000 and $576,000, respectively. Interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. The decrease in interest expense in fiscal 2009 primarily relates to the decrease in notes payable as a result of the repayment and conversion of debt to equity in fiscal 2008 and 2009. Foreign exchange rate losses for the second quarter of fiscal 2009 were $119,000. Foreign exchange rate gains in the second quarter of fiscal 2008 were $26,000. Foreign exchange rate losses for the six months ended October 31, 2008 were $110,000. Foreign exchange rate gains for the six months ended October 31, 2007 were $56,000. The change in foreign exchange rate from the prior year is due to the significant strengthening of the dollar against the euro and pound in the second quarter of fiscal 2009.

Provision for Income Taxes. For the second quarter of fiscal 2009, the Company recorded $156,000 in federal and state income tax. For the second quarter of fiscal 2008, the Company recorded $99,000 in federal and state income tax. The increase in tax expense primarily relates to California suspending the use of net operating loss carryforwards for tax years 2008 and 2009.

Liquidity and Capital Resources

At October 31, 2008, the Company had cash and cash equivalents of $2.9 million, compared to $2.7 million at April 30, 2008. The Company had net accounts receivable of $4.7 million as of October 31, 2008, and $5.1 million as of April 30, 2008.

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

We believe the existing cash balance of $2.9 million as of October 31, 2008, along with forecasted operating cash flows for fiscal year 2009 and the ComVest revolver credit facility, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2009. The fiscal 2009 operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flow. For the first six months of fiscal year 2009 cash provided by operations was $0.8 million. This compares to cash flows used in operations of $0.1 million for the first six months of fiscal 2008. Cash flows provided by operations for the first six months of fiscal 2009 principally resulted from $1.1 million in net income, amortization of intangible assets of $0.4 million, stock based compensation expense of $0.3 million, a decrease of $0.3 million in accounts receivable, an increase of $0.1 million in accounts payable and an increase of $0.3 million in other long term liabilities. Offsetting these amounts was an increase of $0.1 million of prepaid expenses and other current assets, a decrease of $0.4 million of accrued compensation and related expenses and a decrease of $1.3 million in deferred revenue.

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

Investing Cash Flows. Cash used in investing activities was $0.3 million for the first six months of fiscal 2009. The use of cash consisted of $0.1 million expended related to the acquisition of Active Data Corporation and $0.2 million for the purchase of property and equipment. Cash used in investing activities was $0.1 million for the first six months of fiscal 2008. The use of cash consisted of $0.3 million expended related to the acquisition of Active Data Corporation and $50,000 for the purchase of property and equipment. Offsetting these amounts was proceeds from the sale of other investments of $0.3 million.

Financing Cash Flows. Net cash used in financing activities for the first six months of fiscal 2009 was $11,000. Cash used in financing activities was the result of principal payments on the Company’s capital lease obligations. Net cash used in financing activities for the first six months of fiscal 2008 was $0.1 million. The use of cash consisted of principal payments under debt obligations.

A summary of certain contractual obligations as October 31, 2008 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	$1,400	$501	$899	—	—
Revolver note	—	—	—	—	—
Other long-term liabilities	99	—	—	—	99
Capital leases	118	42	43	33	—
Operating leases	2,822	752	629	575	866
Total contractual cash obligations	$4,439	$1,295	$1,571	$608	$965

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

Unify’s stock began trading on the NASDAQ under the symbol UNFY on August 25, 2008. Previously the Company’s shares traded over-the-counter on the “bulletin board.” Even though the Company has moved to a larger exchange with the NASDAQ, the Company’s shares are still thinly traded and therefore are subject to significant price volatility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $2.9 million as of October 31, 2008. Unify had no short-term investments at October 31, 2008.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of October 31, 2008, there was no amount outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s operations in France, Germany and the UK. At October 31, 2008, the Company had $2.0 million in such payables denominated in euros and a total $0.7 million in receivables denominated in euros and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 21, 2008	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)