Form 10-Q
period 2009-01-31
UNIFY CORP
filed 2009-03-02
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,001,249 shares of common stock, $0.001 par value, as of January 31, 2009.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2009 and	3
	April 30, 2008

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	4
	months ended January 31, 2009 and 2008

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	5
	ended January 31, 2009 and 2008

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	17
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,502	$2,692
Accounts receivable, net	5,338	5,092
Prepaid expenses and other current assets	721	529
Total current assets	9,561	8,313

Property and equipment, net	500	346
Goodwill	6,770	5,643
Intangibles, net	2,433	2,197
Other assets, net	105	179
Total assets	$19,369	$16,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$413	$326
Current portion of long term debt	1,233	8
Accrued compensation and related expenses	1,062	1,661
Other accrued liabilities	1,209	895
Deferred revenue	5,896	6,580
Total current liabilities	9,813	9,470

Long term debt, net	1,268	1,334
Other long term liabilities	626	455

Minority Interest	233	—

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	68,251	68,215
Accumulated other comprehensive income (loss)	(106)	119
Accumulated deficit	(60,723)	(62,922)
Total stockholders’ equity	7,429	5,419
Total liabilities and stockholders’ equity	$19,369	$16,678

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues:
Software licenses	$1,737	$2,958	$5,286	$6,354
Services	2,753	2,804	8,869	8,225
Migration solutions	718	80	1,881	173
Total revenues	5,208	5,842	16,036	14,752

Cost of Revenues:
Software licenses	33	36	172	129
Services	239	377	787	825
Migration solutions	315	30	833	73
Total cost of revenues	587	443	1,792	1,027
Gross profit	4,621	5,399	14,244	13,725

Operating Expenses:
Product development	631	929	2,062	2,637
Selling, general and administrative	2,712	3,160	9,434	8,716
Total operating expenses	3,343	4,089	11,496	11,353
Income from operations	1,278	1,310	2,748	2,372
Other income (expense), net	(40)	(189)	(206)	(669)
Income before income taxes	1,238	1,121	2,542	1,703
Provision for income taxes	153	41	341	150
Net income	$1,085	$1,080	$2,201	$1,553

Net income per share:
Basic	$0.16	$0.16	$0.32	$0.25
Dilutive	$0.15	$0.14	$0.29	$0.23

Shares used in computing net income per share:
Basic	6,981	6,626	6,981	6,241
Dilutive	7,334	7,581	7,592	6,789

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,201	$1,553
Reconciliation of net income to net cash provided by operating activities:
Loss (Gain) on sale of other investments	2	(90)
Depreciation	135	134
Amortization of intangible assets	539	607
Fulfillment of support obligations	—	(313)
Amortization of discount on notes payable	35	174
Stock based compensation expense	448	145
Changes in operating assets and liabilities:
Accounts receivable	(121)	(1,680)
Prepaid expenses and other current assets	(144)	(50)
Other long term assets	—	89
Accounts payable	(202)	(435)
Accrued compensation and related expenses	(543)	470
Other accrued liabilities	186	(226)
Accrued acquisition costs	—	(324)
Deferred revenue	(566)	256
Other long term liabilities	23	(20)
Net cash provided by operating activities	1,993	290

Cash flows from investing activities:
Acquisition, net of cash acquired	(491)	(249)
Purchases of property and equipment	(165)	(73)
Payments on acquisition obligations	(110)	(206)
Proceeds from sale of other investments	—	265
Net cash used in investing activities	(766)	(263)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	18
Borrowings under revolver	1,000	1,000
Payment on revolver	(1,000)	(1,000)
Principal payments under debt obligations	(22)	(434)
Net cash used in financing activities	(21)	(416)
Effect of exchange rate changes on cash	(396)	47
Net increase (decrease) in cash and cash equivalents	810	(342)
Cash and cash equivalents, beginning of period	2,692	2,064
Cash and cash equivalents, end of period	$3,502	$1,722
Supplemental cash flow information:
Cash received (paid) during the period for:
Interest	$66	$(808)
Taxes	$130	$(150)

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$52	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the SEC.

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

For migration solution arrangements that require significant modification or customization of software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For migration solution products the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is measured by labor hours.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 5, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning May 1, 2009. The adoption of SFAS No. 160 will impact net income for minority interest. We are currently evaluating additional impacts, if any, of adopting SFAS No. 160 on our consolidated financial statements.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We are currently assessing the impact, if any, of FSP APB 14-1 on our consolidated financial statements.

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

On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes: Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans have an interest rate of 11.25% and have repayment terms of 48 to 60 months. As of January 31, 2009, the remaining balance on the term notes is $1.3 million, net of discounts. The agreement was modified in April 2008, whereby the interest rate on the term loans has been decreased to 5% and all principal payments have been deferred until June 2009. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. In November 2007, ComVest elected to exercise 120,000 warrants to purchase common stock at a price of $1.35 per share. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock. Additionally, during the third quarter of fiscal 2008, $1.0 million of the outstanding balance for Tranche 2 was converted into 198,670 shares of common stock. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. Unify capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $59,000 for the nine months ended January 31, 2009 and is included in interest expense. The unamortized amount of the discount on the notes payable was $40,000 as of January 31, 2009 and $76,000 as of April 30, 2008 and is included in long term debt, net. As of January 31, 2009 and April 30, 2008 the unamortized portion of debt issuance costs was $36,000 and $60,000, respectively, which is included in other assets, net.

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

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,274,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary per Reg. S-X, Rule 1-02(w). The CipherSoft purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on preliminary estimates of fair values as of the acquisition date, January 30, 2009. The final determination of goodwill and intangibles will be based on the results of an independent valuation expert’s report. We expect this report to be finalized in the fourth quarter of fiscal 2009. The following table summarizes the estimated fair values of net assets acquired and represents the opening balance sheet for CipherSoft as of the acquisition date, January 30, 2009 (in thousands):

Current assets	$236
Long term assets	255
Goodwill	1,127
Intangibles	775
Total assets	$2,393

Current Liabilities	$991
Long term liabilities	774
Shareholders' equity	628
Total liabilities and shareholders' equity	$2,393

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarter ended January 31, 2009, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Cost of Sales	$3	$1	$10	$2
Product Development	22	8	65	21
Selling, General and Administrative	132	49	373	122
Total Equity-Based Compensation	$157	$58	$448	$145

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of January 31, 2009. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2009	$139
2010	432
2011	419
2012	300
2013	9
Total	$1,299

The cost above is expected to be recognized over a weighted-average period of 1.16 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended January 31, 2009 and 2008, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 95% and 120%; risk-free interest rates of 1.5% and 3.1% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the period ended January 31, 2009 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2008	760,017	$3.23	7.35	$2,699,038
Granted	428,300	$6.08
Exercised	(500)	$2.55
Canceled or expired	(12,276)	$5.86
Outstanding at January 31, 2009	1,175,541	$4.24	7.59	$296,917

Exercisable at January 31, 2009	570,104	$3.25	6.13	$241,409

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended January 31, 2009 and January 31, 2008 was $0 for both periods as there were no options exercised. The total fair value of awards vested during the quarters ended January 31, 2009 and January 31, 2008 was $158,554 and $48,400, respectively.

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2009 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2008	338,490	$2.66
Granted	428,300	$3.42
Vested	(155,277)	$2.72
Canceled or expired	(6,076)	$2.51
Nonvested at January 31, 2009	605,437	$3.20

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2009 and April 30, 2008 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
January 31, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,770	$—	$6,770	—
Finite Lives:
Customer-related	1,536	(665)	871	4 to 5 years
Technology-based	1,778	(689)	1,089	3 to 4 years
Trademarks	300	(162)	138	4 years
Trade name	140	(100)	40	1 to 2 years
Non-compete	145	—	145	3 to 3.3 years
Consulting agreement	150	—	150	1 to 1.3 years
Total	$10,819	$(1,616)	$9,203

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,643	$—	$5,643	—
Finite Lives:
Customer-related	1,536	(433)	1,103	4 to 5 years
Technology-based	1,338	(438)	900	4 years
Trademarks	300	(106)	194	4 years
Trade name	100	(100)	—	1 year
Total	$8,917	$(1,077)	$7,840

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the nine months ended January 31, 2009, was $539,000. Amortization expense for the fiscal year ended April 30, 2008, was $770,000 and was related to the Gupta and Active Data acquisitions. The estimated future amortization expense related to intangible assets as of January 31, 2009, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2009	$265
2010	1,043
2011	790
2012	333
2013	2
Total	$2,433

Goodwill at January 31, 2009, represents the excess of the Gupta, Active Data Corporation and CipherSoft purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta, Active Data Corporation and CipherSoft will produce the following results:

  Increased Market Presence and Opportunities: The combination of the Company with Gupta, Active Data Corporation and CipherSoft should increase the combined company’s market presence and opportunities for growth in sales and earnings.

  Enhanced Product Mix: The complementary nature of the Company’s products with those of Gupta, Active Data Corporation and CipherSoft should benefit current customers of both companies and provide the combined company with the ability to access new customers.

  Operating Efficiencies: The combination of the Company with Gupta, Active Data Corporation and CipherSoft provides the opportunity for potential economies of scale and cost savings.

The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for Gupta, Active Data Corporation and CipherSoft. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets. The determination of goodwill and intangibles is based on the results of an independent valuation expert’s report.

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of January 31, 2009, there was no amount outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (5.50% and 7.25% as of January 31, 2009 and April 30, 2008, respectively).

6. Long-Term Debt

The Company’s debt consists of the following at January 31, 2009 and April 30, 2008 (in thousands):

	January 31,	April 30,
	2009	2008
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$1,400	$1,400

Revolving note payable to ComVest Capital LLC, interest rate of prime plus 2.25% and
a maturity date of November 30, 2010	—	—

Note Payable, interest rate of 5%, payable in installements through April 2011.	1,034	—

Capital leases payable, payable in monthly installments through September 2011	107	18
	2,541	1,418
Less discount on notes payable, net	(40)	(76)
Less current portion	(1,233)	(8)
Total long term debt, net	$1,268	$1,334

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee generally may not retire before age 65 and must be employed at the time of retirement. As of January 31, 2009 and April 30, 2008 the amount of severance is $101,000 and $121,000, respectively. Included in other long term liabilities as of January 31, 2009, is $50,000 related to the acquisition of CipherSoft. Also, included in other long term liabilities as of January 31, 2009 and April 30, 2008 is $23,000 and $115,000, respectively, related to the onetime charge associated with abandoning the German office and $452,000 and $219,000 of deferred tax liabilities, respectively.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Deferred maintenance revenue beginning balance	$4,813	$4,586	$6,130	$5,500
Deferred maintenance revenue recognized during period	(2,724)	(2,734)	(8,469)	(7,829)
Deferred maintenance revenue of new maintenance contracts	3,784	3,675	8,212	7,856
Deferred maintenance revenue ending balance	$5,873	$5,527	$5,873	$5,527

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the nine months ended January 31, 2009.

In September 2008, the State of California suspended the ability to use net operating loss carryforwards to offset taxable income for a two year period.

10. Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended January 31, 2009 and 2008 was ($31,000) and $8,000, respectively. A comprehensive gain (loss) on foreign currency translations for the nine months ended January 31, 2009 and 2008 was ($225,000) and $37,000, respectively.

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 31,		January 31,
	2009	2008	2009	2008
Net income	$1,085	$1,080	$2,201	$1,553

Weighted average shares of common stock outstanding, basic	6,981	6,626	6,981	6,241
Effect of dilutive securities	353	955	611	548
Weighted average shares of common stock outstanding, diluted	7,334	7,581	7,592	6,789

Earnings per share of common stock:
Basic	$0.16	$0.16	$0.32	$0.25
Diluted	$0.15	$0.14	$0.29	$0.23

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 681,903 and 540,148 for the three and nine months ended January 31, 2009, respectively and common stock warrants of 487,387 for both periods. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 20,676 and 63,220 for the three and nine months ended January 31, 2008, respectively.

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

For the third quarter of fiscal 2009 and 2008, total revenue from the United States was $1.7 million and $1.0 million, respectively. Total revenue from all other countries was $3.5 million in the third quarter of fiscal 2009 and $4.8 million for the third quarter of fiscal 2008. Total long-lived assets as of January 31, 2009 and 2008, for the United States, was $9.5 million and $8.3 million, respectively. Total assets in all other countries were $72,000 as of January 31, 2009 and $154,000 as of January 31, 2008.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2008 segment information has been reclassified to conform to the fiscal 2009 presentation.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Total revenues:
Database and Development Products	$4,490	$5,762	$14,155	$14,579
Modernization and Migration Products	718	80	1,881	173
Total revenues	$5,208	$5,842	$16,036	$14,752

Cost of revenue:
Database and Development Products	$272	$413	$959	$954
Modernization and Migration Products	315	30	833	73
Total Cost of Revenues	$587	$443	$1,792	$1,027

Gross profit:
Database and Development Products	$4,218	$5,349	$13,196	$13,625
Modernization and Migration Products	403	50	1,048	100
Total Gross Profit	$4,621	$5,399	$14,244	$13,725

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

Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with sales offices in Australia, France, Germany, and the United Kingdom (“UK”). We market and sell products directly in the United States, Europe, and Australia and indirectly through global distributors and resellers representing more than 50 countries.

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

For migration solution arrangements that require significant modification or customization of software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For migration solution products the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is measured by labor hours.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues:
Software licenses	33.3%	50.6%	33.0%	43.0%
Services	52.9%	48.0%	55.3%	55.8%
Migration solutions	13.8%	1.4%	11.7%	1.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	0.6%	0.6%	1.1%	0.9%
Services	4.6%	6.5%	4.9%	5.6%
Migration solutions	6.0%	0.5%	5.2%	0.5%
Total cost of revenues	11.2%	7.6%	11.2%	7.0%

Gross profit	88.8%	92.4%	88.8%	93.0%

Operating Expenses:
Product development	12.1%	15.9%	12.9%	17.9%
Selling, general and administrative	52.1%	54.1%	58.8%	59.1%
Total operating expenses	64.2%	70.0%	71.7%	77.0%
Income from operations	24.6%	22.4%	17.1%	16.0%
Other income (expense), net	(0.8)%	(3.2)%	(1.3)%	(4.5)%
Income from continuing operations before taxes	23.8%	19.2%	15.8%	11.5%
Provision for income taxes	2.9%	0.7%	2.1%	1.0%
Net income	20.9%	18.5%	13.7%	10.5%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the third quarter of fiscal 2009 were $5.2 million, a decrease of $0.6 million from the third quarter of fiscal 2008. This represents a decrease of 11% from the third quarter of fiscal 2008 revenues of $5.8 million. Total software license revenues in the third quarter of fiscal 2009 were $1.7 million, a decrease of $1.2 million from the third quarter of fiscal 2008. This represents a decrease of 41% over the third quarter of fiscal 2008 revenues of $3.0 million. Included in the third quarter of fiscal 2008 were $1.0 million in sales generated by our distributer in Russia. Total services revenues in the third quarter of fiscal 2009 and 2008 were $2.8 million, for both periods. Total migration solutions revenue in the third quarter of fiscal 2009 was $0.7 million compared to $80,000 for the third quarter of fiscal 2008. The increase in migration solutions revenue is due to an increase in sales for our Composer for Lotus Notes and Composer Sabertooth products. Total revenues for the nine months ended fiscal 2009 were $16.0 million, an increase of $1.3 million. This represents an increase of 9% over the nine month period of fiscal 2008 revenues of $14.8 million. Total software license revenues for the nine months ended fiscal 2009 were $5.3 million, a decrease of $1.1 million from the third quarter of fiscal 2008. This represents a decrease of 17% over the nine month period of fiscal 2008 revenues of $6.4 million. Total services revenues for the nine months ended fiscal 2009 were $8.9 million, an increase of $0.6 million. This represents an increase of 8% over the nine month period of fiscal 2008 revenues of $8.2 million. Total migration solutions revenue for the nine months ended fiscal 2009 were $1.9 million compared to $173,000 in the same period of the prior year. The increase in migration solutions revenue is due to an increase in sales for our Composer for Lotus Notes and Composer Sabertooth products.

For the third quarter of fiscal 2009 and 2008, total revenues from the United States were 33% and 17% of total revenues, respectively. Total revenue from the United States in absolute dollars was $1.7 million for the third quarter of fiscal 2009 and $1.0 million for the third quarter of fiscal 2008. Total revenue from all other countries was $3.5 million in the third quarter of fiscal 2009 and $4.8 million for the third quarter of fiscal 2008. On a percentage basis, revenue from other countries was 67% for the third quarter of fiscal 2009 and 81% for fiscal 2008.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $32,000 and $36,000 for the third quarter of fiscal 2009 and fiscal 2008, respectively. For the nine months ended January 31, 2009 and 2008, cost of software licenses was $172,000 and $129,000, respectively. The increase in cost of software licenses represents an increase in software royalty payments.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and services. Cost of services was $239,000 and $377,000 for the third quarter of fiscal 2009 and fiscal 2008, respectively. For the nine months ended January 31, 2009 and 2008, cost of services was $0.8 million for both periods.

Cost of Migration Solutions. Cost of migration solutions consists primarily of both expenses associated with employees involved in migration projects and also expenses related to third party assistance. Cost of migration solutions was $315,000 and $30,000 for the third quarter of fiscal 2009 and fiscal 2008, respectively. For the nine months ended January 31, 2009 and 2008, cost of services was $0.8 million and $73,000, respectively. The increase in cost of migration solutions is due to an increase in sales for both Composer for Lotus Notes and Composer Sabertooth.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the third quarter of fiscal 2009 were $0.6 million compared to $0.9 million in the same period of fiscal 2008. For the nine months ended January 31, 2009 and 2008 product development costs were $2.1 million and $2.6 million, respectively.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $2.7 million in the third quarter of fiscal 2009 and $3.1 million for the third quarter of fiscal 2008. The major components of SG&A for the third quarter of fiscal 2009 were sales expenses of $1.3 million, marketing expenses of $0.2 million and general and administrative expenses of $1.2 million. For the third quarter of fiscal 2008, the major components of SG&A were sales expenses of $1.5 million, marketing expenses of $0.3 million and general and administrative expenses of $1.3 million. For the nine months ended January 31, 2009 and 2008, our SG&A expenses were $9.4 million and $8.7 million, respectively. The major components of SG&A for the nine month period ended January 31, 2009 were sales expenses of $4.6 million, marketing expenses of $0.7 million and general and administrative expenses of $4.1 million. For the nine months ended January 31, 2008, the major components of SG&A were sales expenses of $4.2 million, marketing expenses of $1.0 million and general and administrative expenses of $3.5 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Interest expense for the third quarter of fiscal 2009 and 2008 was $48,000 and $223,000, respectively. For the nine months ended January 31, 2009 and 2008, interest expense was $135,000 and $799,000, respectively. Interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. The decrease in interest expense in fiscal 2009 primarily relates to the decrease in notes payable as a result of the repayment and conversion of debt to equity in fiscal 2008 and 2009. Foreign exchange rate losses for the third quarter of fiscal 2009 were $21,000. Foreign exchange rate gains in the third quarter of fiscal 2008 were $44,000. Foreign exchange rate losses for the nine months ended January 31, 2009 were $132,000. Foreign exchange rate gains for the nine months ended January 31, 2008 were $100,000. The change in foreign exchange rate from the prior year is due to the significant strengthening of the dollar against the euro and pound in the second and third quarters of fiscal 2009.

Provision for Income Taxes. For the third quarter of fiscal 2009, the Company recorded $153,000 in federal and state income tax. For the third quarter of fiscal 2008, the Company recorded $41,000 in federal and state income tax. The increase in tax expense primarily relates to California suspending the use of net operating loss carryforwards for tax years 2008 and 2009.

Liquidity and Capital Resources

At January 31, 2009, the Company had cash and cash equivalents of $3.5 million, compared to $2.7 million at April 30, 2008. The Company had net accounts receivable of $5.3 million as of January 31, 2009, and $5.1 million as of April 30, 2008.

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

We believe the existing cash balance of $3.5 million as of January 31, 2009, along with forecasted operating cash flows and the ComVest revolver credit facility, will provide us with sufficient working capital for us to meet our operating needs for the next 12 months. Our operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flow. For the first nine months of fiscal year 2009 cash provided by operations was $1.9 million. This compares to cash flows used in operations of $0.3 million for the first nine months of fiscal 2008. Cash flows provided by operations for the first nine months of fiscal 2009 principally resulted from $2.2 million in net income, depreciation of $0.1 million, amortization of intangible assets of $0.5 million, stock based compensation expense of $0.4 million, an increase of $0.2 million in other accrued liabilities. Offsetting these amounts was an increase of $0.1 million in accounts receivable, an increase of $0.1 million of prepaid expenses and other current assets, a decrease of $0.2 million in accounts payable, a decrease of $0.5 million of accrued compensation and related expenses and a decrease of $0.6 million in deferred revenue.

Cash flows provided by operations for the first nine months of fiscal 2008 principally resulted from $1.6 million in net income from continuing operations, an increase of $0.5 million in accrued compensation and related expenses, an increase of $0.3 million in deferred revenue, $0.6 million in amortization of intangible assets and $0.2 million of discount on notes payable. Offsetting these amounts was an increase of $1.7 million in accounts receivable, a decrease of $0.4 million in accounts payable, a decrease of $0.3 million in fulfillment of support obligations, a decrease of $0.2 million in other accrued liabilities and a decrease of $0.3 million in accrued acquisition costs.

Investing Cash Flows. Cash used in investing activities was $0.8 million for the first nine months of fiscal 2009. The use of cash consisted of $0.5 million expended related to the acquisition of CipherSoft Inc., $0.2 million for the purchase of property and equipment and $0.1 million related to the acquisition of Active Data Corporation. Cash used in investing activities was $0.3 million for the first nine months of fiscal 2008. The use of cash consisted of $0.2 million expended related to the acquisition of Active Data Corporation and $0.1 million for the purchase of property and equipment and $0.2 million in payments on acquisition obligations. Offsetting these amounts was proceeds from the sale of other investments of $0.3 million.

Financing Cash Flows. Net cash used in financing activities for the first nine months of fiscal 2009 was $21,000. Cash used in financing activities was the result of $1.0 million for payments on the Company’s revolver note and $22,000 of principal payments on the Company’s capital lease obligations. Offsetting these amounts was $1.0 million of borrowing under the revolver. Net cash used in financing activities for the first nine months of fiscal 2008 was $0.4 million. The use of cash consisted $1.0 million for payments on the Company’s revolver note and $0.4 million of principal payments under debt obligations. Offsetting these amounts was $1.0 million of borrowing under the revolver.

A summary of certain contractual obligations as January 31, 2009 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	$2,434	$1,190	$1,244	—	—
Revolver note	—	—	—	—	—
Other liabilities	301	150	50	—	101
Capital leases	107	43	43	21	—
Operating leases	2,616	712	605	575	724
Total contractual cash obligations	$5,458	$2,095	$1,942	$596	$825

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $3.5 million as of January 31, 2009. Unify had no short-term investments at January 31, 2009.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of January 31, 2009, there was no amount outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s operations in France, Germany and the UK. At January 31, 2009, the Company had $1.9 million in such payables denominated in euros and a total $0.8 million in receivables denominated in euros and pounds sterling. The Company engages in no hedging activities to reduce the risk of currency rate fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: February 27, 2009	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)