Form 10-K/A
period 2008-04-30
UNIFY CORP
filed 2009-05-13
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

EXPLANATORY NOTE

Amendment No. 1 to the Annual Report on Form 10-K/A
For the Fiscal Year Ended April 30, 2008

     This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended April 30, 2008, which was filed with the Securities and Exchange Commission on July 1, 2008 (the “Original Filing”). This Form 10-K/A is a technical amendment to correct inadvertent omissions from Exhibits 31.1 and 31.2 of the Original Filing.  These exhibits did not include certain required language regarding internal controls over financial reporting.  This Form 10-K/A includes only the corrected exhibits. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. The Original Filing is unchanged except with respect to the changes to Exhibits 31.1 and 31.2 included in this amendment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION

Date:	May 12, 2009	By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer

Date:	May 12, 2009	By:	/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2009.

Name	Title	Date

/s/ TODD E. WILLE	President and Chief Executive Officer	May 12, 2009
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Chief Financial Officer	May 12, 2009
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	May 12, 2009
Steven D. Whiteman

/s/ ROBERT BOZEMAN	Director	May 12, 2009
Robert Bozeman

/s/ RICHARD M. BROOKS	Director	May 12, 2009
Richard M. Brooks

/s/ TERY R. LARREW	Director	May 12, 2009
Tery R. Larrew

/s/ ROBERT J. MAJTELES	Director	May 12, 2009
Robert J. Majteles

EXHIBIT INDEX

LIST OF EXHIBITS

31.1*	(Corrected) Certification of Chief Executive Officer
31.2*	(Corrected) Certification of Chief Financial Officer

*Filed herewith