Form 10-K
period 2009-04-30
UNIFY CORP
filed 2009-07-22
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,429,565 based on the number of shares held by non-affiliates of the registrant as of April 30, 2009, and computed by reference to the reported last sale price of common stock on October 31, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 2009, the registrant had 10,176,705 shares of common stock outstanding.

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

      Unify serves more than 10,000 end user corporate information technology (“IT”) department customers, 35 distributors and 250 software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) partners across the globe. Our clients represent diverse industries including energy, financial services, government, health care, insurance, manufacturing, retail, telecommunications and more. We market and sell products directly in the United States, Australia, United Kingdom (“UK”), France, Germany and Canada, and indirectly to more than 50 countries through worldwide distributors in Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America. On June 30, 2009, Unify acquired AXS-One Inc., as disclose in footnote 2.

      Over the past five years, we have expanded our product offering to adapt to evolving market requirements. Our application modernization solutions include Composer for Lotus Notes, Composer Sabertooth, Composer for Oracle Forms and Composer for COBOL. Our application development product families include NXJ Developer, Team Developer, ACCELL and VISION; and our data management software includes SQLBase and DataServer.

     Unify was initially incorporated in California in 1980 and later reincorporated in Delaware on April 10, 1996. We are headquartered in Roseville, California, and have offices in Maryland, Australia, France, Germany, the UK and Canada. Our headquarters office is located at 1420 Rocky Ridge Drive, Suite 380, Roseville, California 95661. Our telephone number is (916) 218-4700 and our website address is http://www.unify.com.

Products

Application Modernization and Migration Solutions

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

     Composer Sabertooth™ is designed for organizations that are standardizing on Microsoft and are forced to transition Team Developer applications to C# or VB.NET. The vast majority of Unify’s worldwide Team Developer customers continue to benefit from the ability to rapidly build and deploy business applications fast and cost-effectively. From the latest Web Services Consumption in Team Developer 5.1 to the planned .NET support in future releases, Composer Sabertooth delivers complimentary solution for organizations requiring standardization and consolidation of their IT systems and applications to the Microsoft .NET platform, either now or in the near future.

     Composer for Oracle Forms automatically converts Oracle Forms and PL/SQL code to Java and we believe is the only one of its kind to be validated by Oracle for migrating Forms to Java (J2EE). Utilizing J2EE simplifies the application development process by using standardized and reusable object oriented components and by automating multi-tier functionality. As a result, the amount of time needed for programming and training is decreased, saving time and money. Composer for Oracle Forms can convert all releases of Oracle Forms including character-based versions such as Release 2.3, 3.0 and 4.5. By automating the migration process, Composer for Oracle Forms removes the risk of human error and produces standardized business applications that are fully maintainable, helping companies stay competitive.

     Composer for COBOL delivers automation migration of legacy COBOL, Ideal and Natural code to modern code and relational databases through partnerships with Ateras Inc. and Information Analysis Inc (“IAI”). Through the Ateras partnership, Composer for COBOL offers a complete solution for companies needing to modernize their legacy mainframe applications, including migrating mainframe code and non-relational databases from IDMS, IMS, VSAM or from Natural / Adabas to COBOL, C# or JAVA code, with either a DB2, SQL Server or Oracle database. The partnership with IAI enables Composer for COBOL to migrate Ideal / Datacom applications to COBOL code with either a DB2 or Oracle database. Composer for COBOL delivers an automated code conversion and data migration for a functionally equivalent application. Unify’s methodology is designed to eliminate risk and substantially reduce time and costs of IT departments.

Rapid Application Development Products

     NXJ Developer and NXJ Enterprise® is a visual environment for the rapid development of innovative Web 2.0 Rich Internet Applications (“RIA”). NXJ Developer is distinguished by its combination of intuitive visual design, flexible service-oriented architecture (“SOA”) programming, and ease of integration with both Java code and .NET business logic via Web services. The combination of AJAX-rich client technology and Web services make NXJ Developer a powerful and competitive solution for delivering SOA-based Rich Internet Applications. NXJ Enterprise® includes all of the powerful technology of NXJ Developer but adds workflow and reporting for delivering enterprise class RIA and web-based applications.

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

     DataServer® is a high performance enterprise relational database management system with minimal maintenance and memory requirements. It can quickly accommodate the growth of user requirements over time, making it an attractive choice for mission critical applications. DataServer makes it easy for developers to create graphical applications and migrate existing database applications to enterprise network and Internet environments.

     DataServer® ELS is a high performance, easily embeddable database. Its small footprint and proven reliability make it an industry favorite for embedded applications that require relational databases.

     Report Builder™ provides individuals a quick and easy way to create attractive reports and ad-hoc queries for databases. Report Builder offers full Cross Platform capabilities and is available for Windows and Linux desktop computers.

Customers

     Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We had one customer in the year ended April 30, 2008 that accounted for 12% of consolidated revenues. No single customer accounted for 10% or more of consolidated revenue in the years ended April 30, 2009 and 2007.

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

     Unify’s direct sales organization consists of sales representatives and pre-sales consultants. Our North America sales representatives are located primarily in our headquarters in Roseville, California. Unify markets its products internationally through offices in the UK, France, Germany, Canada and Australia. Unify has distributors in Asia Pacific, Europe, Japan, Latin and South America, and Russia. International revenues accounted for 68%, 78% and 73% of total revenues in fiscal 2009, 2008 and 2007, respectively.

     Unify’s marketing is focused on generating demand and marketing awareness for Unify products including efforts to support the direct and indirect sales channels. Marketing activities include e-business initiatives, strategic demand generation, public relations, customer communications and events, trade shows and our Web site.

     As of April 30, 2009, Unify had 26 employees engaged in sales and marketing activities, 18 in North America and 8 in Europe.

Customer Support and Professional Services

     Unify’s customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy, manage or migrate applications.

Customer Support and Maintenance

     Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in California, Canada, Australia, France and Holland. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual contracts.

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

Education

     Unify offers education courses at our training centers located in Roseville, California and Paris, France. We also offer on-site training at customer and partner facilities.

     As of April 30, 2009, we had a total of 7 employees engaged in providing customer support. Of those employees, 4 were located in the United States and 3 were located in Europe.

Product Development

     In fiscal 2009, we focused our development efforts primarily on the Composer for Lotus Notes, Team Developer, SQLBase, Q, Report Builder and VISION products. During fiscal 2009, we developed and released major new versions of SQLBase, Team Developer, SQLBase Treasury and VISION, and transitioned the Composer for Lotus Notes migration solution to a tool based product offering. Unify’s product development expenses for fiscal 2009, 2008 and 2007, were $2.9 million, $3.5 million and $2.4 million, respectively.

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

Employees

     As of April 30, 2009, we had a total of 89 employees, including 24 in product development, 26 in sales and marketing, 21 in customer support, consulting, and training, and 18 in finance, operations and general administration. Of these employees, 75 were located in the United States and 14 were located in Europe.

     Unify’s success depends in large part on its ability to attract and retain qualified employees, particularly senior management, engineering and direct sales. The competition for such employees is intense. There can be no assurance that we will be successful in attracting or retaining key employees. Any failure we have in attracting and retaining qualified senior management, engineering, direct sales, and support personnel could adversely affect our business, operating results, and financial condition. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

Deterioration in general economic conditions has caused and could cause additional decreases or delays in spending by customers and could harm our ability to generate license and maintenance revenues and our results of operations.

     The state of the global economy and availability of capital has and could further impact the spending patterns of existing and potential future customers. Any reduction in spending by, or loss of, existing or potential future customers would cause revenues to decline. Further, it may be difficult to adjust expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

     Software license and maintenance purchases tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since most revenues are derived from sales of software licenses, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in software spending and is likely to reduce software license revenues and negatively impact our short term ability to grow revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the current deterioration in economic conditions could negatively impact our results of operations.

The conversion ratio of certain convertible notes and the exercise price of certain warrants may be substantially below the market price of our stock at the time of exercise which could potentially have a negative impact on our stock price.

     In conjunction with the acquisition of Gupta Technologies LLC in November 2006, we obtained debt financing that included convertible notes in the principal amount of $5,350,000 and we also issued 670,000 warrants. As of April 30, 2009, the remaining principal amount of convertible notes resulting from our debt financing was approximately $1,400,000 which is convertible into our common stock at a fixed ratio of $5.00 per share. As of April 30, 2009, there were 550,000 warrants issued as part of our debt financing that were outstanding which are exercisable at fixed exercise prices ranging from $1.35 per share to $1.90 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current conversion ratio or exercise price. Conversion of the notes or exercise of the warrants is only likely to occur at such time as the conversion ratio or exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

     To finance the cash portion of the acquisition of Gupta and provide working capital, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest on November 20, 2006. Under the Loan Agreement, we granted to ComVest a first priority security interest in substantially all of our assets. If we default on the Loan Agreement and are unable to cure the default pursuant to the terms of the agreement, our lender could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off the debts, which could seriously harm our business. Furthermore, we may enter into other secured credit or loan agreements in the future. As of April 30, 2009, the outstanding loan balance of convertible debt was $1.4 million.

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

     A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 61%, 64% and 61% of our software license revenues for fiscal 2009, 2008 and 2007, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

     Revenues derived from our international customers accounted for 68%, 78% and 73% of our total revenues, with the remainder from North America, in fiscal 2009, 2008 and 2007, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Japan operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

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

     Beginning on August 25, 2008, the Company’s stock started trading on the NASDAQ. Prior to being traded on the NASDAQ, the Company’s stock was traded over-the-counter on the “bulletin board”. Even though our stock is now traded on the NASDAQ, we do not receive any analyst coverage, our stock is thinly traded and our stock is considered to be micro-cap stock. Our stock is therefore subject to greater price volatility than larger companies whose stock trades more actively.

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

     Due to the foregoing factors, quarterly revenues and operating results may vary on a quarterly basis. Revenues and quarterly results may vary because software technology is rapidly evolving, and our sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and vary substantially from customer to customer. Because we normally deliver products within a short time of receiving an order, we typically do not have a backlog of orders. As a result, to achieve our quarterly revenue objectives, we are dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, we generally recognize a substantial portion of our software license revenues at the end of a quarter. Our expense levels largely reflect our expectations for future revenue and are therefore somewhat fixed in the short term.

     We expect that our operating results will continue to be affected by the continually challenging IT economic environment as well as by seasonal trends. In particular, we anticipate relatively weaker demand in the fiscal quarters ending July 31 and October 31 as a result of reduced business activity in Europe during the summer months.

Our products are subject to lengthy sales cycles.

     Our application modernization solutions are used to implement comprehensive solutions including complete technology platform transitions and new applications. As a result, the delivery of our application modernization solutions generally involves a four to ten week implementation time and a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

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

     On April 17, 2009, an individual filed a complaint for patent infringement against Unify and 26 other companies in the United States District Court for the District of Oregon captioned Gary Odom v. Attachmate, et. al., 3:09-cv-00406-AC. The complaint alleges that the defendants infringed a U.S. Patent issued on April 22, 2008. We have received a verbal notification from the plaintiff that the lawsuit will be dismissed with prejudice as to Unify without any payment or further action by Unify but as of the date of this Report the dismissal has not yet been filed with the court. However, until the dismissal is filed, there can be no assurance that we will not be required to defend this claim and there can be no assurance that we will be able to defend any infringement claims that may be asserted by third parties in the future, or if necessary obtain licenses on reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition regardless of outcome due to the resources we may be required to commit. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require that we seek licenses from third parties and prevent us from developing and selling our products. Any of these situations could have an adverse effect on our business, operating results, and financial condition.

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

ITEM 2. PROPERTIES

     The Company’s principal administrative offices and headquarters are in Roseville, California where we lease a 17,660 square foot facility. This lease is for a period of 68 months and ends in April 2014. We also lease offices in the United Kingdom, Germany, France, Canada and Baltimore, Maryland. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2009, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on April 2, 2009. As part of the meeting, the election of Board members was voted on by the Company’s stockholders. Elected to serve on the board were Steven D. Whiteman, Robert M. Bozeman, Richard M. Brooks, Robert J. Majteles, Tery R. Larrew and Todd E. Wille. All board members elected to serve were previously board members for the Company. The elected board members will serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

     As part of the Annual Meeting, stockholders voted on the nominees for director, an amendment to increase the number of options reserved for issuance under the 2001 stock option plan and ratified the appointment of Grant Thornton LLP as the Company’s auditors for the fiscal year ending April 30, 2009.

1.	The election of each of the nominees for director was approved with the following votes:

	In Favor	Withheld
Steven D. Whiteman	4,838,693	60,547
Robert Bozeman	4,839,261	59,978
Richard M. Brooks	4,839,267	59,972
Tery R. Larrew	4,839,425	59,815
Robert J. Majteles	4,839,083	60,156
Todd E. Wille	4,847,761	51,478

2.	The proposal to amend the 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance from 1,200,000 to 2,000,000, was approved as 2,238,835 shares voted in favor of the amendment, representing 92% of the shares voted at the meeting. This was sufficient to pass the amendment.

3.	The proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending April 30, 2009 was approved as 4,873,732 shares voted in favor of the amendment, representing 99% of the shares voted at the meeting. This was sufficient to pass this proposal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

     For all of fiscal 2008 and through August 24, 2008 of fiscal 2009, Unify’s common stock was traded on the Over-The-Counter Bulletin Board (OTC BB) under the symbol UFYC.OB. Beginning on August 25, 2008, Unify began trading on the NASDAQ under the symbol UNFY. The following table sets forth the lowest and highest sale price of our common stock, as reported on the over-the-counter market or the NASDAQ for the periods presented. For common stock traded on the OTC BB, quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2009
Fourth Quarter	$2.93	$1.24
Third Quarter	3.26	2.00
Second Quarter	5.50	2.59
First Quarter	6.40	3.70

Fiscal 2008
Fourth Quarter	$7.10	$4.90
Third Quarter	6.70	4.38
Second Quarter	5.68	2.05
First Quarter	3.00	2.25

Common Stockholders of Record

     As of May 31, 2009, there were approximately 304 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

     We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

     Unify maintains a compensation plan that provides for the issuance of its Common Stock to officers, directors, other employees or consultants. This plan is known as the 2001 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 1991 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2009:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	734,535	$3.98	1,147,189
Equity compensation plans not approved by stockholders:
Director Restricted Stock Plan (2)	96,137	$2.45	3,862
Non-Plan Options (3)	330,400	$2.94	0
____________________

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	There are 100,000 shares authorized under the Director Restricted Stock Plan, of which 96,137 shares were awarded and were outstanding on April 30, 2009. As of April 30, 2009 there were 3,862 shares available for future awards.

(3)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

Material Features of Director Restricted Stock Plan

     On May 1, 2002 the Board approved the Director Restricted Stock Plan as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. In fiscal 2009, there were no shares awarded under this plan. As of April 30, 2009 there is a balance of 3,862 shares reserved for future awards under this plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2009	2008	2007 (1)	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$6,436	$8,489	$4,432	$4,759	$5,118
Services	11,688	11,027	6,755	5,384	6,085
Migration Solutions	2,468	309	-	-	-
Total revenues	20,592	19,825	11,187	10,143	11,203
Cost of Revenues:
Software licenses	244	226	377	448	337
Services	1,019	1,245	1,024	1,106	1,430
Migration Solutions	1,041	129	-	-	-
Total cost of revenues	2,304	1,600	1,401	1,554	1,767
Gross profit	18,288	18,225	9,786	8,589	9,436
Operating Expenses:
Product development	2,907	3,498	2,360	1,643	2,813
Selling, general and administrative	12,494	12,002	8,314	5,801	8,673
Total operating expenses	15,401	15,500	10,674	7,444	11,486
Income (loss) from operations	2,887	2,725	(888)	1,145	(2,050)
Interest expense	(194)	(900)	(527)	(11)	(23)
Other income (expense), net	(124)	130	136	61	71
Income (loss) before income taxes	2,569	1,955	(1,279)	1,195	(2,002)
Provision (benefit) for income taxes	179	324	82	-	9
Income (loss) from continuing operations	$2,390	$1,631	$(1,361)	$1,195	$(2,011)
Loss from discontinued operations	-	-	(1,445)	(1,823)	(353)
Net income (loss)	$2,390	$1,631	$(2,806)	$(628)	$(2,364)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.34	$0.25	$(0.23)	$0.21	$(0.36)
Discontinued operations	$-	$-	$(0.24)	$(0.32)	$(0.07)
Net income (loss) per share	$0.34	$0.25	$(0.47)	$(0.11)	$(0.43)

Dilutive earnings per share:
Continuing operations	$0.32	$0.23	$(0.23)	$0.20	$(0.36)
Discontinued operations	$-	$-	$(0.24)	$(0.32)	$(0.07)
Net income (loss) per share	$0.32	$0.23	$(0.47)	$(0.12)	$(0.43)
Shares used in computing net income (loss) per share:
Basic	6,991	6,423	5,927	5,803	5,555
Diluted	7,582	7,105	5,927	5,875	5,555
Consolidated Balance Sheet Data (As Restated)
Cash and cash equivalents	$6,147	$2,692	$2,064	$1,881	$3,675
Working capital (deficit)	1,317	(1,157)	(3,343)	1,657	1,886
Total assets	21,081	16,678	15,654	8,351	9,490
Long term debt, net	837	1,334	4,910	3	31
Total stockholders' equity	9,303	5,419	469	2,235	2,567
____________________

(1)	The Company acquired Gupta Technologies LLC on November 20, 2006, so the fiscal 2007 results include only the activity through the end of the fiscal year. There was no Gupta activity for fiscal years 2006 and 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On June 30, 2009, the Company purchased AXS-One Inc. for approximately 3.1 million shares of common stock.

     On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition.

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

     Today, Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with offices in Maryland, Australia, France, Germany, the United Kingdom (“UK”) and Canada. We market and sell products directly in the United States, Europe, and Australia and indirectly through global distributors representing more than 50 countries.

     Our mission is to enable customers to modernize mission critical applications. Our software and solutions give customers a rich user experience, quality information and a high degree of customer satisfaction.

     Our technology products include NXJ Developer and NXJ Enterprise, Team Developer, ACCELL, VISION, DataServer, SQLBase and SQLBase Treasury and our Composer product line including, Lotus Notes, Sabertooth, Oracle Forms and COBOL. The Company is committed to providing exceptional technology to this customer base and to continue to meet their current and future technology needs. Services to our extensive customer installed base include sales and marketing, support, and professional services.

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

Valuation of Long-Lived Assets

     Our long-lived assets are comprised of long-term investments. The Company held a minority interest in Arango, a privately held corporation located in Panama. In September 2007, The Company sold all of its stock in Arango and the related gain on the sale of stock is included in other income for the fiscal year ended April 30, 2008. Additionally, in April 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment. At April 30, 2009 and 2008, we had no long-term investments. We assess the valuation of long-lived assets whenever circumstances indicate that there is a decline in carrying value below cost that is other-than-temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance. When such decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-term investments that is not currently reflected in the investments carrying value, thereby, possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

     As of April 30, 2009, we had approximately $17.1 million of deferred tax assets related principally to net operating loss carryforwards, reserves and other accruals, and foreign tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2009	2008	2007
Revenues:
Software licenses	31.3%	42.8%	39.6%
Services	56.7	55.6	60.4
Migration Solutions	12.0	1.6	-
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	1.2	1.1	3.4
Services	4.9	6.3	9.1
Migration Solutions	5.1	0.7	-
Total cost of revenues	11.2	8.1	12.5
Gross profit	88.8	91.9	87.5
Operating expenses:
Product development	14.1	17.6	21.1
Selling, general and administrative	60.7	60.5	74.3
Total operating expenses	74.8	78.1	95.4
Income (loss) from operations	14.0	13.7	(7.9)
Interest expense	(0.9)	(4.5)	(4.7)
Other income (expense), net	(0.6)	0.7	1.2
Income (loss) from continuing operations before income taxes	12.5	9.9	(11.4)
Provision for income taxes	0.9	1.6	0.7
Income (loss) from continuing operations	11.6	8.2	(12.1)
Loss from discontinued operations, net of taxes	0.0	0.0	(12.9)
Net income (loss)	11.6%	8.2%	(25.0)%

Total Revenues

     The Company generates revenue from software license sales and related services, including maintenance, support and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 61%, 64%, and 61% of our software license revenues for fiscal 2009, 2008 and 2007, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 68%, 78%, and 73% of total revenues in fiscal years 2009, 2008 and 2007, respectively.

     Total revenues in fiscal 2009 were $20.6 million, an increase of $0.8 million or 4% from fiscal 2008 revenues of $19.8 million. Total software license revenues in fiscal 2009 were $6.4 million, a decrease of $2.1 million or 24% from fiscal 2008 software license revenues of $8.5 million. The decrease in software license revenues was due to the deterioration in worldwide economic conditions in fiscal 2009, the decline of the Euro and an order of approximately $1 million received during fiscal 2008 from our Russian distributor that did not reoccur in fiscal 2009. Total services revenues were $11.7 million in fiscal 2009, an increase of $0.7 million or 6% from fiscal 2008. Total migration solutions revenue in fiscal 2009 was $2.5 million compared to $0.3 million in fiscal 2008. The increase in migration solutions revenue is due to an increase in sales from our Composer for Lotus Notes solution and sales from our new Composer solutions, Composer Sabertooth and Composer for Oracle Forms. Total revenues in fiscal 2008 were $19.8 million, an increase of $8.6 million or 77% from fiscal 2007 revenues of $11.2 million. Total software license revenues in fiscal 2008 were $8.5 million for an increase of $4.1 million or 92% from fiscal 2007, while total service revenues of $11.0 million in fiscal 2008 increased by $4.3 million or 63% from fiscal 2007. The increase in total revenue and service revenues was primarily the result of the November 20, 2006 acquisition of Gupta Technologies LLC.

     For fiscal 2009 and 2008, total revenues from the Americas were 32% and 22% of total revenues, respectively. Total revenue from the Americas in absolute dollars was $6.7 million for fiscal 2009 and $4.4 million for fiscal 2008. Total revenue from our European territory was $10.8 million for fiscal 2009 and $10.9 million for fiscal 2008. On a percentage basis, revenue from our European territory was 52% for fiscal 2009 and 55% for fiscal 2008. For fiscal 2009 and 2008, total revenues from international distributors were 15% and 23% of total revenues, respectively. Total revenue from the international distributors in absolute dollars was $3.1 million for fiscal 2009 and $4.5 million for fiscal 2008.

Cost of Revenues

     Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $0.2 million for fiscal 2009, $0.2 million for fiscal 2008 and $0.4 for fiscal 2007.

     Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $1.0 million for fiscal 2009, $1.2 million for fiscal 2008 and $1.0 million for fiscal 2007. Our cost of services as a percent of services revenues was 5% in fiscal 2009, 6% in fiscal 2008 and 9% in 2007. The favorable decrease in the percentage of cost of service expenses to services revenue in fiscal 2008 versus fiscal 2007 was the result of economies of scale relative to our cost structure and an increase in services revenue, both of which were direct results of our acquisition of Gupta. This trend continued in fiscal 2009.

     Cost of Migration Solutions. Cost of migration solutions consists primarily of both expenses associated with employees involved in migration projects and also expenses related to third party assistance. Cost of migration solutions was $1.0 million in fiscal 2009 and $0.1 million in fiscal 2008. There were no costs for migration solutions in fiscal 2007 as the company had no related sales in fiscal 2007. The increase in cost of migration solutions in fiscal 2009 over fiscal 2008 is directly related the increase in sales for Composer for Lotus Notes, Composer Sabertooth and Composer for Oracle Forms.

Operating Expenses

     Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2009 were $2.9 million compared to $3.5 million in fiscal 2008 and $2.4 million in fiscal 2007. The increase in product development costs in fiscal 2008 compared to fiscal 2007 was the result of the addition of the Gupta product development team plus additional outsourced development costs associated with efforts to deliver the first major new version of the Gupta Team Developer product in several years.

     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $12.5 million in fiscal 2009, $12.0 million for 2008 and $8.3 million for 2007. The increase in SG&A costs in fiscal 2009 was caused by having a full year’s expenses for the Composer sales resources plus the additional costs during the fourth quarter from the CipherSoft acquisition. The increase in SG&A in fiscal 2008 was the result of having 12 months of the Gupta personnel, plus approximately $0.3 million in closing costs for our German subsidiary, plus the launch of the Composer business in terms of both personnel and sales and marketing activities. As a percentage of total revenue, SG&A expenses were 61% in fiscal 2009, 61% in fiscal 2008 and 74% in fiscal 2007. The major components of SG&A for fiscal 2009 were sales expenses of $6.5 million, marketing expenses of $0.9 million and general and administrative expenses of $5.1 million. For fiscal 2008, the major components were sales expenses of $5.8 million, marketing expenses of $1.4 million and general and administrative expenses of $4.8 million. For fiscal 2007, the major components of SG&A were sales expenses of $4.1 million, marketing expenses of $0.6 million, and general and administrative expenses of $3.6 million.

     Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $194,000, $900,000 and $527,000 in fiscal 2009, 2008 and 2007, respectively. Fiscal 2009 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the acquisition of Gupta plus the amortization of related debt issuance costs and the note discount representing the value of the issued warrants. The decrease in interest expense was caused by the decrease in outstanding debt and related amortization of the note discount.

     Other Income (Expense). Other income (expense), net consists primarily of the gain on the sale of the Other Investments, the foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Other income (expense) was $124,000, $130,000 and $136,000 in fiscal 2009, 2008 and 2007, respectively. We continue to periodically review the recorded value of our investments. We record an investment impairment charge if and when we believe an investment has experienced a decline in market value that is other than temporary. Future adverse changes in market conditions or poor operating results of an investment could result in losses or an inability to recover the carrying value of the investment, thereby possibly requiring impairment charges in the future. In September 2007, the Company sold all of its stock in Arango as part of a stock repurchase plan offered by Arango. At the time of the sale, the Company had a carrying value of $175,000 for the Arango stock. Proceeds from the sale of the Arango stock were $264,000 which generated a gain that was included in other income. Additionally, during fiscal 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment. The write off of Unify Japan was recorded in other expense.

     Provision for Income Taxes. For fiscal 2009, the Company recorded $27,000 in foreign tax benefit and $206,000 for state and federal tax expense. For fiscal 2008, the Company recorded $89,000 in foreign tax expense and $235,000 for state or federal taxes. For fiscal 2007, the Company recorded $82,000 in foreign tax expense and no expense for state and federal taxes. At April 30, 2009, the Company had approximately $40.0 million in federal net operating loss carryforwards that begin to expire in fiscal year 2010 through 2028, approximately $9.5 million in state net operating loss carryforwards that expire in fiscal years 2016 to 2019, approximately $1.5 million in foreign net operating loss carryforwards that do not expire and approximately $4.3 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

Liquidity and Capital Resources

     At April 30, 2009, the Company had cash and cash equivalents of $6.1 million, compared to $2.7 million at April 30, 2008. The Company had net accounts receivable of $4.5 million as of April 30, 2009 and $5.1 million as of April 30, 2008.

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

     We believe that existing cash of $6.1 million as of April 30, 2009, along with forecasted operating cash flows for fiscal year 2010 and the ComVest credit facility will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2010. The fiscal 2010 operating plan assumes normal operations for the Company, capital expenditures of approximately $150,000 and required principal and interest payments on debt.

     In fiscal 2010, we plan to increase the marketing of our Composer product line and we also anticipate releasing new versions of some of our Rapid Application Development Products as well as our Database Management Products. The fiscal 2010 plan requires few additional strategic investments in sales, marketing or implementation services. We believe our fiscal 2010 plan will generate positive cash flow as a result of increased revenues for our Composer product line, our Rapid Application Development Products and our Database Management Products.

     Operating Cash Flows. In fiscal 2009, we had cash flows from continuing operations of $3.8 million. This compares to fiscal 2008 and 2007 where cash flows from continuing operations were $3.4 million and $0.6 million, respectively. Cash flows provided by operations for fiscal 2009 principally resulted from $2.3 million of income from operations, a $0.7 million decrease in accounts receivable, a decrease in other long term assets of $0.1 million, an increase in other accrued liabilities of $0.4 million, an increase in accounts payable of $0.1 million, $0.8 million in amortization of intangible assets, $0.2 million in depreciation and $0.5 million in stock based expenses. Offsetting these amounts was a $0.8 million decrease in deferred revenue, a decrease of $0.4 million in accrued compensation and related expenses and an increase of $0.1 million in prepaid expenses and other current assets.

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

     Investing Cash Flows. Cash used in investing activities for continuing operations was a negative $0.8 million for fiscal 2009. The use of cash consisted of $0.5 million related to the acquisition of CipherSoft Inc., $0.2 million related to the purchase of property and equipment and $0.1 million related to payments on acquisitions. Cash used in investing activities for continuing operations was $0.6 million in fiscal 2008 and $5.9 million in fiscal 2007. The use of cash in investing activities for continuing operations for fiscal 2007 was related to the acquisition of Gupta.

     Financing Cash Flows. Net cash provided by financing activities for continuing operations in fiscal 2009 was $1.1 million. In fiscal 2009 sources of cash included $1.2 million in proceeds from the exercise of warrants and $1.0 million from borrowings under debt obligations. This amount was offset by a payment of $1.1 million for principal payments under debt obligations. Net cash used in financing activities for continuing operations in fiscal 2008 was $2.3 million. In fiscal 2008 cash used for principal payments under debt obligations was $3.3 million. This amount was offset by $1.0 million in borrowing under debt obligations and $20,000 of proceeds from issuance of common stock. Net cash provided by financing activities for continuing operations in fiscal 2007 was $7.0 million. In fiscal 2007 sources of cash from financing activities included $7.7 million from borrowings and $0.2 million from the proceeds of the issuance of common stock. In fiscal 2007 $1.0 million in cash was used to make principal payments on debt obligations.

     A summary of certain contractual obligations as April 30, 2009 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$2,431	$1,619	$812	$-	$-
Estimated interest expense	110	91	19	-	-
Other liabilities	281	200	-	-	81
Capital lease obligations	97	44	42	11	-
Operating leases	2,981	685	581	564	1,151
Total contractual cash obligations	$5,900	$2,639	$1,454	$575	$1,232

Recently Issued Accounting Standards

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact, if any, of SFAS 165 on our consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently assessing the impact of SFAS 141(R) on our consolidated financial statements and will account for the acquisition of AXS-One Inc. under SFAS 141(R). As of April 30, 2009, we have capitalized $75,000 in acquisition costs that will be expensed in the first quarter of fiscal 2010 under SFAS 141(R).

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We believe that the adoption of SFAS No. 161 will not have a material impact on our consolidated financial statements.

     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We believe that the adoption of FSP APB 14-1 will not have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $6.1 million at April 30, 2009. Unify had no short-term investments at April 30, 2009.

     In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. At April 30, 2009 the Company had no amount outstanding under the revolver.

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

     Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s operations in France, Germany, UK and Canada. At April 30, 2009, the Company had $2.0 million in such payables denominated in Euros and U.S. Dollars and a total $1.5 million in receivables denominated in Euros, Canadian dollars, U.S. Dollars and pounds sterling. The Company encourages prompt payment of intercompany balances in order to minimize its exposure to currency fluctuations, but it engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

     (b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

     Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2009, the Company’s internal control over financial reporting was effective.

     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2009.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of the date May 31, 2009.

Executive Officers

			Executive
			Officer
Name	Current Position with Company	Age	Since
Todd E. Wille	President and Chief Executive Officer	46	2000
Steven D. Bonham	Vice President, Finance and Administration and CFO	52	2005
Mark T. Bygraves	Vice President, Sales – Europe, Middle East and Africa	52	2007
Duane V. George	Vice President, Product Development and CTO	51	2007
Kevin R. Kane	Vice President, Composer Solutions	41	2007
Frank Verardi	Vice President, Sales - Americas and Asia Pacific	60	2001

Unify has a board of directors consisting of six (6) members. Set forth below is information with respect to their ages as of May 31, 2009, as well as their positions and offices held with the Company. Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

			Director
Name	Current Position with Company	Age	Since
Steven D. Whiteman	Chairman of Board	58	1997
Robert M. Bozeman	Director and Mergers and Acquisitions Committee Chair	60	2008
Richard M. Brooks	Director and Audit Committee Chair	55	2005
Tery R. Larrew	Director and Compensation Committee Chair	55	2002
Robert J. Majteles	Director	44	2004
Todd E. Wille	President and Chief Executive Officer	46	2000

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

     Steven D. Bonham joined the Company in June 2005, as vice president of finance and administration and chief financial officer. Before joining Unify, Mr. Bonham was the chief financial officer for LexisNexis/Examen, a subsidiary of LexisNexis, from 1997-2005. Prior to LexisNexis/Examen, Mr. Bonham spent nine years with Foundation Health Corporation, a former Fortune 500 publicly traded managed care insurance company, most recently serving as the vice president of finance for Foundation’s, California Heath Plan. Mr. Bonham, a licensed certified public accountant, has a B.S. degree in accounting from California State University, Sacramento.

     Mark T. Bygraves joined the Company in November 2006 as part of the acquisition of Gupta Technologies, where he had served since February 2002 and was appointed as an officer on May 1, 2007. Mr. Bygraves is responsible for driving the Unify channel sales programs together with day to day operational responsibilities for Northern Europe, Middle East and Africa (EMEA). Mr. Bygraves has worked in the IT industry for 20 years, holding a number of senior positions, most recently from January 1999 to January 2002 as Director of Channels at Hitachi Data Systems. Prior to Hitachi Data Systems, Mr. Bygraves was the Sales Director of Transformation Software.

     Duane V. George has served as vice president of product development and CTO since July 2006. Mr. George is responsible for Unify’s Technical Services Group which includes product development, customer support, training, documentation, quality control and assurance. Mr. George provides technical vision, leads all aspects of the Company’s technology development and plays an integral role in shaping the Company’s strategic direction, development and future growth. He is responsible for refining the technology strategy for Company products and services and implementing projects aligned to that strategy and delivering all technology applications, systems and solutions that are core to the Company’s offerings. Mr. George has been in the information technology and engineering industries for over 25 years. He began his career as an engineer with the Department of Defense managing the acquisition and implementation of Computer Aided Design and Manufacturing (CAD/CAM) systems. Subsequently, Mr. George joined the US Space Command to manage strategic space defense initiatives and satellite Command Control and Communication (C3) programs. He eventually moved into software development, customer support and project management with an emphasis on customer satisfaction. Mr. George joined Unify in 1995 and has been a core member of the support, consulting and product development teams. He earned his B.S. in engineering from Brigham Young University in Provo, Utah.

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

Board of Directors

     Steven D. Whiteman has served as a director of the Company since May 1997. In August 2004, he was appointed chairman of the board. Mr. Whiteman previously served as the president and chief executive officer of Intesource, an Internet based procurement service specifically for the food industry. From June 2000 to May 2002, he worked as an independent consultant. From May 1993 until June 2000, Mr. Whiteman served as president of Viasoft, Inc. (“Viasoft”), a publicly traded software products and services company. From February 1994 to June 2000, Mr. Whiteman also served as chief executive officer and director of Viasoft, and from April 1997 to June 2000, he served as chairman of the board of directors. Mr. Whiteman is also a director of Intesource, Actuate Corporation, and Flypaper Inc. Mr. Whiteman holds a B.A. degree in business administration from Taylor University and a M.B.A. from the University of Cincinnati.

     Robert M. Bozeman was appointed director in January of 2008. Mr. Bozeman currently serves as an advisor to companies in the technology industry. He is experienced in business operations, venture capital investment, and mergers and acquisitions having previously served in the capacities of CEO and Board Member for a variety of software, information services and computer supplier companies. Mr. Bozeman's last operating role was as CEO for Bricsnet from July, 2003 through November, 2004; prior to that - from November, 1997 through December, 2003, Mr. Bozemen was General Partner of Angel Investors LP for both its Fund I and Fund II. Investments by the firm included Ask Jeeves, Brightmail, Google, Opsware, and PayPal. In addition, many of Angel Investors LP investments became successful acquisitions, including AOL’s acquisition of Spinner, Microsoft’s acquisitions of eQuil, MongoMusic and Vacation Spot and Sybase’s acquisition of AvantGo!. Mr. Bozeman is currently on the Board and/or is an advisor to AkiiRa, Become.com, Pacific Art Group, Restoration Partners and Vortex.

     Richard M. Brooks has served as a director of the company since August 2005. Since September 2006, Mr. Brooks has been a partner with Tatum LLC, a national Executive Services consulting company. With Tatum LLC, Mr. Brooks has acted as the project lead on a variety of finance assignments, including acting as the interim CFO for Pixelworks, a publicly traded semi-conductor company. Mr. Brooks previously served as chief executive officer for VantageMed, a public company, from April 2002 to December 2004. In addition, Mr. Brooks served as a director of VantageMed Corporation from March 2001 to January 2005 and was appointed chairman of that board in May of 2002. Mr. Brooks received a B.S. in business administration from Oregon State University.

     Tery R. Larrew has served as a director of the Company since May 2002. Mr. Larrew is the founding and managing partner of Caddis Capital LLC, a private equity firm that specializes in income oriented investments with strong equity appreciation including International Gaming and Entertainment; Energy – Oil & Gas Exploration and Production; Real Estate - Mobile Home Communities, Apartment Complexes, Self Storage Units and Unimproved Land; Natural Resources – Water and Secured Debt/Hard Asset financing. Until 2005, Mr. Larrew served as the President and CEO of Vericept Corporation, a provider of network-based early warning and misuse prevention solutions, headquartered in Denver, Colorado. Prior to joining Vericept in 2002, Mr. Larrew co-founded IQ3G, a mobile services company, in 2000. From 1999 to 2000, Mr. Larrew was the chairman and chief executive officer of a start-up e-communication company, UPDATE Systems, Inc. From 1989 to 1998, Mr. Larrew served as President of the Database Marketing Services Division of Metromail/CIC. He is a graduate of Colorado State University with a B.S. degree in business administration and serves on the Global Leadership Council for the Colorado State University School of Business.

     Robert J. Majteles has served as a director of the Company since April 2004. Mr. Majteles is the managing partner of Treehouse Capital LLC (www.treehousecapital.com), an investment firm. In addition, Mr. Majteles is a Lecturer at the Haas School of Business and the Boalt Hall School of Law at the University of California, Berkeley. Mr. Majteles holds a B.A. from Columbia University and a J.D. from Stanford University.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

     We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, a long-term equity incentive compensation plan and broad-based benefits programs. We place emphasis on pay for performance-based incentive compensation programs, which make payments when certain company or revenue goals are achieved. This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer, and the other three most highly-compensated executive officers, which are collectively referred to as the named executive officers.

The Objectives of Our Executive Compensation Program

     Our compensation committee is responsible for establishing and administering our policies governing the compensation for our executive officers. Our executive officers are elected by our board of directors. Our compensation committee is composed entirely of non-employee independent directors. The primary goals of the compensation committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and equity incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the compensation committee intends to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial and operational performance, as measured by metrics such as revenue, revenue growth and profitability. The compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the software industry while taking into account our relative performance and our own strategic goals. In March 2009, we retained a compensation consultant to review our policies and procedures with respect to executive and board compensation and update a market compensation study that was originally completed in March 2007. The compensation committee used the results of the consultant’s analysis to evaluate the appropriateness of compensation levels for our executives compared to other companies of similar size.

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
     To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we strive to provide a total compensation package that is competitive with total compensation provided by our industry peer group. We benchmark our salary and target incentive levels and practices as well as our performance results in relation to other comparable general technology and enterprise software companies of similar size in terms of revenue and market capitalization. In fiscal 2009, we engaged a compensation consultant to provide us with a comprehensive evaluation of our executive compensation program. The consultant used multiple data sources, including confidential market compensation surveys and public survey data to enable them to compare our company to others with similar attributes.

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

     Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2009, this review occurred at the beginning of the first quarter.

     Management Incentive Plan. The Company, through the compensation committee, maintains an annual Management Incentive Plan (“MIP”) such that executives of the Company can receive an incentive payment based on the achievement of pre-defined objectives. The incentive plan awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to the Company’s financial results. The Company’s financial performance met the MIP predefined objective for fiscal 2009, therefore, MIP cash incentive bonuses were accrued for fiscal 2009.

     Long-Term Equity Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation guidelines have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards is a significant component in enabling the company to achieve its compensation goals. We do maintain stock award guidelines and all stock awards are made at the direction of the compensation committee. We believe that the aggregate equity ownership levels for our executive officers should be set near competitive median levels for comparable companies. For fiscal 2009, this review occurred at the beginning of the first quarter.

     Options and Stock Awards. Our 2001 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee is the administrator of the stock option plan. Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the compensation committee considers the recommendations of members of management, such as Mr. Wille, our Chief Executive Officer. In 2009, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants included stock options grants made in May 2008.

     Other Compensation. In accordance with our compensation philosophy, the compensation committee may, in its discretion, revise, amend or authorize any changes to the executive officer’s compensation or benefits as deemed necessary. There were no non-discretionary payments to executive officers during fiscal 2009.

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

     Submitted by the Compensation Committee: Tery R. Larrew, Robert J. Majteles, Steven D. Whiteman.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation earned during the fiscal years ended April 30, 2009, 2008 and 2007 by our President and Chief Executive Officer, our Chief Financial Officer and our three other most highly-compensated executive officers for the last three (3) fiscal years:

								Sales
				Stock		Option		Commission	All Other
Name and Principal		Salary	Bonus	Awards		Awards		Compensation	Compensation		Total
Position	Year	$ (1)	$ (2)	$ (3)		$ (4)		$ (5)	$		$
Todd E. Wille (6)	2009	250,000	55,000			348,525	(7)				653,525
President and Chief	2008	250,000	180,000			320,231	(8)				750,231
Executive Officer	2007	220,000		34,540	(9)				25,000	(10)	279,540

Steven D. Bonham (11)	2009	185,000	42,500			69,705	(12)				297,205
Chief Financial Officer	2008	185,000	138,000			38,641	(13)				361,641
	2007	175,000		8,800	(14)				15,000	(15)	198,800

Frank Verardi (16)	2009	140,000	3,500					121,679			265,179
Vice President of Sales -	2008	125,000	15,000					157,352			297,352
Americas and Asia Pacific	2007	125,000						64,663			189,663

Mark Bygraves (17)	2009	149,664	5,000			116,175	(18)	115,780	13,736	(19)	400,355
Vice President and General	2008	170,985	12,000			96,220	(20)	163,130	19,311	(21)	461,646
Manager - Software Group	2007	70,833				18,000	(22)	60,890	8,000	(23)	157,723

Duane George (24)	2009	160,000	8,750			69,705	(25)	30,692			269,147
Chief Technical Officer	2008	160,000	42,000			60,577	(26)	31,867			294,444
	2007	139,583				16,500	(27)	32,995			189,078
____________________

(1)	Includes amounts, if any, deferred at the named executive officer’s option under Unify Corporation’s 401(k) plan.

(2)	Includes amounts, if any, paid under the Company’s Management Incentive Plan (“MIP”).

(3)	The value of stock awards granted to our executive officers equals the number of shares granted multiplied by the share price on the date of the grant.

(4)	The value of option awards granted to our executive officers has been estimated pursuant to SFAS No. 123(R) for fiscal years 2009, 2008 and 2007. In fiscal 2006, the Company adopted SFAS No. 123(R) and began to record stock option expenses. In order for the executive officers to realize the estimated fair value of the fiscal 2009 awards in cash, the Company’s share price would need to exceed $11 per share. Additionally, the value of these awards will not be realized in cash until these awards are vested and exercised.

(5)	Represents commissions earned and paid pursuant to the Company’s sales commission plans.

(6)	Mr. Wille was appointed president and chief executive officer in November 2000.

(7)	Relates to stock option grant of 75,000 shares of common stock to Mr. Wille on May 2, 2008.

(8)	Relates to stock option grants of 54,000 and 60,000 shares of common stock to Mr. Wille on May 1, 2007 and November 27, 2007 respectively.

(9)	Relates to a stock grant of 31,400 shares of common stock to Mr. Wille on November 16, 2006.

(10)	Represents a discretionary bonus awarded by the Compensation Committee.

(11)	Mr. Bonham joined the Company in June 2005 as chief financial officer.

(12)	Relates to stock option grant of 15,000 shares of common stock to Mr. Bonham on May 2, 2008.

(13)	Relates to stock option grants of 14,400 and 6,000 shares of common stock to Mr. Bonham on May 1, 2007 and November 27, 2007 respectively.

(14)	Relates to a stock grant of 8,000 shares of common stock to Mr. Bonham on November 16, 2006.

(15)	Represents a discretionary bonus awarded by the Compensation Committee.

(16)	Mr. Verardi was appointed to the position of Vice President, Sales for the Americas and Asia Pacific in May 2007. Prior to that, he held the position of vice president and general manager of the Unify Business Solutions division.

(17)	Mr. Bygraves was appointed to the position of Vice President, Sales – Europe, Middle East and Africa in May 2007. He joined the company in November 2006 upon the acquisition of Gupta Technologies.

(18)	Relates to stock option grants of 25,000 shares of common stock to Mr. Bygraves on May 2, 2008.

(19)	Represents the amount received by Mr. Bygraves under the car allowance program.

(20)	Relates to stock option grants of 20,000 and 20,000 shares of common stock to Mr. Bygraves on May 1, 2007 and November 27, 2007 respectively.

(21)	Represents the amount received by Mr. Bygraves under the car allowance program.

(22)	Relates to a stock option grant of 15,000 shares of common stock to Mr. Bygraves on November 20, 2006.

(23)	Represents the amount received by Mr. Bygraves under the car allowance program.

(24)	Mr. George was appointed to the position of Vice President of Product Development and Chief Technology Officer in May 2007. Prior to that, he held the position of Senior Director of Product Development.

(25)	Relates to stock option grant of 15,000 shares of common stock to Mr. George on May 2, 2008.

(26)	Relates to stock option grants of 17,400 and 10,000 shares of common stock to Mr. George on May 1, 2007 and November 27, 2007 respectively.

(27)	Relates to a stock option grant of 15,000 shares of common stock to Mr. George on November 16, 2006.

Grants of Plan-Based Awards

     The compensation committee approved option awards under our 2001 Stock Option Plan to certain of our named executives in fiscal 2007, 2008 and 2009 and awarded stock to Mr. Wille and Mr. Bonham in 2007. Set forth below is information regarding awards granted during fiscal 2007, 2008 and 2009.

			All Other
		All Other Stock	Option Awards:	Exercise or
		Awards:	Number of	Base	Grant Date Fair
		Number of	Securities	Price of Options	Value of Stock
		Shares of	Underlying	or Awards	and Option
Name	Grant Date	Stock (#)	Options (#)	($/share) (1)	Awards ($) (2)
Todd E. Wille	11/16/2006	31,400		$1.10	$34,540
	5/1/2007		54,000	$2.55	$101,393
	11/27/2007		60,000	$5.20	$218,838
	5/2/2008		75,000	$6.40	$348,525

Steven D. Bonham	6/27/2005		40,000	$1.85	$69,240
	11/16/2006	8,000		$1.10	$8,800
	5/1/2007		14,400	$2.55	$16,757
	11/27/2007		6,000	$5.20	$21,884
	5/2/2008		15,000	$6.40	$69,705

Kevin R. Kane	1/8/2007		40,000	$1.44	$57,400
	5/1/2007		20,000	$2.55	$29,700
	5/2/2008		15,000	$6.40	$69,705

Mark Bygraves	11/20/2006		15,000	$1.20	$18,000
	5/1/2007		20,000	$2.55	$23,274
	11/27/2007		20,000	$5.20	$72,946
	5/2/2008		25,000	$6.40	$116,175

Frank Verardi	2/2/2005		4,000	$2.30	$8,884
____________________

(1)	All options were granted with an exercise price equal to the fair market value per share of the common stock on the date of grant, as determined by the fair market value of the Company’s common stock on that day.

(2)	The fair value of the Option Awards is compensation expense of the option awards for financial reporting purposes under FAS 123R which may vary significantly from the actual intrinsic value ultimately realized by the named executive officers due to stock price fluctuations and timing factors. The intrinsic value is calculated as the difference between the market value of the option award based upon the current per share price of our Common Stock and the cash exercise price to buy the shares represented by the option award which is subAll options were granted with an exercise price equal to the fair market value per share of the common stock on the date of grant, as determined by the fair market value of the Company’s common stock on that day.

     Option Awards Fair Value vs. Intrinsic Value. The fair value of each option award represents the grant-date fair value-based compensation expense calculated under FAS 123R for each named executive officer that will be charged to the Company’s financial statements over the vesting period of the option award. This recognized compensation expense of the option awards for financial reporting purposes may vary significantly from the actual intrinsic value ultimately realized by the named executive officers due to stock price fluctuations and timing factors. The intrinsic value is calculated as the difference between the market value of the option award based upon the current per share price of our Common Stock and the cash exercise price to buy the shares represented by the option award.

     The supplemental table below compares the fair value to the intrinsic value for each of the fiscal 2009 option awards. Due to the decline in the market price of our Common Stock after the grant date, there is no economic value to the executive as all of these option awards are “out of the money” and have no intrinsic value.

Option Awards Fair Value v. Intrinsic Value (supplemental table)

			Intrinsic Value of Stock Option to Executive
	Number		Cash Paid by	Current market	Option Award
	of Option	Fair Value of	Executive to	value of Option	Economic
	Shares	Option Award	Exercise Option	Award	Gain/(Loss) to
Executive Officer	Granted	(1)	(2)	(3)	Executive (4)
Todd E. Wille	75,000	$348,525	$480,000	$219,750	$(260,250)
Steven D. Bonham	15,000	$69,705	$96,000	$43,950	$(52,050)
Mark T. Bygraves	25,000	$116,175	$160,000	$73,250	$(86,750)
Duane V. George	15,000	$69,705	$96,000	$43,950	$(52,050)
Kevin R. Kane	15,000	$69,705	$96,000	$43,950	$(52,050)
____________________

(1)	The Fair Value of the Option Award represents the total compensation expense the Company will record over the vesting period in accordance with the grant-date fair value-based compensation expense calculated under FAS 123R. This is the amount reported in the Summary Compensation Table below.

(2)	The total cash amount the executive will be required to pay to the Company to buy the stock represented by the option award at the time of exercise. The exercise price for these option awards is $6.40 which was the closing price of the Company’s common stock on the date of grant.

(3)	The current market value is based on the April 30, 2009 closing price of $2.93.

(4)	The economic gain or loss to the executive officer is calculated as the difference between the market value of the option award at $2.93 per share and the cash cost to exercise these shares at $6.40 per share. Based on this calculation, all of the above listed option awards are “out of the money” and have no intrinsic value.

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

Options Available for Issuance
     Under the 2001 Stock Option Plan, the Company may grant options to purchase up to 2,000,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. As of April 30, 2009 there were 1,147,189 options available under the 2001 Option Plan.

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

Outstanding Equity Awards at May 31, 2009

     The following table summarizes the outstanding equity award holdings by our named executive officers.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise
	Exercisable	Unexercisable	Price	Option Expiration
Name	(#)	(#)	($)	Date
Todd E. Wille	30,000		$1.25	9/26/2011
	30,000		1.30	11/16/2011
	30,000		2.75	5/9/2012
	38,375	15,625	2.55	5/1/2017
	21,250	38,750	5.20	11/27/2017
	17,187	57,813	6.40	5/2/2018

Steven D. Bonham	38,333	1,667	1.85	6/27/2015
	14,400		2.55	5/1/2017
	2,125	3,875	5.20	11/27/2017
	3,437	11,563	6.40	5/2/2018

Kevin Kane	22,500	17,500	1.44	1/8/2017
	17,395	2,605	2.55	5/1/2017
	3,437	11,563	6.40	5/2/2018

Mark Bygraves	9,062	5,938	1.20	11/20/2016
	20,000		2.55	5/1/2017
	7,083	12,917	5.20	11/27/2017
	5,729	19,271	6.40	5/2/2018

Frank Verardi	2,000		25.78	8/3/2009
	8,000		1.25	9/26/2011
	10,000		1.30	11/16/2011
	15,000		2.75	5/9/2012
	4,000		2.30	2/2/2015

Duane George	1,200		29.38	8/25/2009
	5,000		1.30	11/16/2011
	2,000		2.75	5/9/2012
	2,000		3.35	11/3/2013
	3,000		4.70	5/3/2014
	1,400		2.05	12/10/2014
	9,062	5,938	1.10	11/16/2016
	15,837	1,563	2.55	5/1/2017
	3,437	11,563	6.40	5/2/2018

Option Exercises and Stock Vested

     There have been no exercises of stock options by our named executive officers during the last fiscal year.

Compensation of Directors

     The compensation for each individual non-employee (independent) Director is assessed by the other members of the Board and is generally based upon the degree and quality of his/her participation in Board activities. Directors receive an annual cash retainer and an annual stock option. For the year ended April 30, 2009 each director was awarded 5,000 options to purchase common stock. A summary of the compensation for individual non-employee (independent) Director is included on the following table.

	Based Upon	Annual Maximum	How Paid
Annual Cash Retainer (1)	Board participation	$25,000 in cash	$6,250 per quarter

Annual Stock Option Grant (2)	Board determination of award to be made pursuant to the 2001 Stock Option Plan	Up to 10,000 shares of common stock	An option to purchase Unify common stock at FMV at the date of grant with a one year vesting period
____________________

(1)	Unify pays non-employee directors an annual cash retainer fee of $25,000 which is paid in four quarterly payments of $6,250 each. Payments are to be made in the middle of each fiscal quarter. Directors also receive compensation for their participation or chairing of committees. These payments are paid in four quarterly payments are to be made in the middle of each fiscal quarter. The Chairman of the Board, Chairman of the Audit Committee and Chairman of the M&A Committee are paid $10,000 annually. The Chairman of the Compensation Committee is paid an annual fee of $5,000. An annual fee of $2,000 is paid for participation in the Compensation Committee and an annual fee of $3,000 is paid for participation on the Audit Committee.

(2)	Directors can receive an annual stock option grant of up to 10,000 shares of Unify common stock. Eligibility will be determined by the Board and will be based on several factors from the prior fiscal year, including the financial performance of the Company, the Director’s personal contribution to the Company and any other relevant factors or events. The stock option grant, if any, will be made in May of each year and the exercise price shall be equivalent to the fair market value of the stock at the time of the option grant. Any such option grant will vest monthly over a period of twelve (12) months.

     The following table details the Company’s committee structure and committee membership information.

Mergers &
	Audit	Compensation	Disclosure	Nominating	Acquisitions
Name of Director (1)	Committee	Committee	Committee (2)	Committee	Committee
Todd E. Wille			Member		Member

Robert Bozeman			Member		Chairperson

Richard M. Brooks	Chairperson		Member	Member

Tery R. Larrew	Member	Chairperson	Member	Member

Robert J. Majteles		Member	Member	Member

Steven D. Whiteman	Member	Member	Member	Chairperson
____________________

(1)	With the exception of Mr. Wille, the company’s CEO, all other board members are non-employees.

(2)	The Disclosure Committee is chaired by the Company’s Chief Financial Officer, Steven D. Bonham.

     The following table sets forth certain information with respect to our non-employee director compensation during the fiscal year ended April 30, 2009.

Director Compensation Table

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards		Total
Name	($)	($)	($)		($)
Robert Bozeman	35,000		9,100	(1)	44,100

Richard M. Brooks	35,000		9,100	(1)	44,100

Tery R. Larrew	33,000		9,100	(1)	42,100

Robert J. Majteles	27,000		9,100	(1)	36,100

Steven D. Whiteman	40,000		9,100	(1)	49,100
____________________

(1)	Represents the aggregate fair market value of options to purchase 5,000 shares of common stock on May 2, 2008 with an exercise price of $6.40 per share.

Director Restricted Stock Plan

     In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. At the end of fiscal 2007, the Board changed the Director Compensation such that were is no longer a stock award component. Since the sole purpose of the Director Restricted Stock Plan was to provide stock awards to the Directors, this plan will no longer be used. Consequently, there were no shares awarded in the fiscal 2009 under the Director Restricted Stock Plan and there is a balance of 3,862 shares available at April 30, 2009.

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

     Based solely upon our review of such reports furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than ten percent (10%) stockholders for the fiscal year ended April 30, 2009, were met.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 30, 2009 with respect to the beneficial ownership of our common stock by: (i) each member of our board of directors; (ii) each of our named executives; (iii) all of our directors and executive officers as a group; and (iv) each stockholder who is known to us to own beneficially more than 5% of our outstanding common stock. The following beneficial ownership table assumes full conversion of the convertible term notes resulting from the debt financing in conjunction with the acquisition of Gupta.

	Shares Owned (1)
	Number of	Percentage of
Name of Beneficial Owner	Shares	Class
Directors
Steven D. Whiteman (2)	51,731	*
Tery R. Larrew (3)	52,581	*
Robert J. Majteles (4)	14,094	*
Richard M. Brooks (5)	16,783	*
Robert Bozeman (6)	8,083	*

Executive Officers
Todd E. Wille (7)	278,749	3.63%
Steven D. Bonham (8)	70,733	*
Kevin R. Kane (9)	48,020	*
Mark Bygraves (10)	47,811	*
Frank Verardi (11)	71,326	*
Duane George (12)	53,162	*
All Directors and Executive Officers as a group (11 persons) (13)	713,073	8.91%

5% Stockholders
AWM Investment Company, Inc. (14)	2,787,550	33.84%
c/o Special Situations Funds
153 East 53rd St., 55th Floor
New York, NY 10022-4611

Diker Management LLC (15)	692,700	9.24%
745 Fifth Avenue, Suite 1409
New York, NY 10151

Sophrosyne Technology Fund Ltd (16)	430,477	5.74%
Queensgate House, South Church Street, P.O. Box 12349T
Grand Cayman
____________________

*     Less than 1%

(1)	Number of shares beneficially owned and the percentage of shares beneficially owned are based on 7,496,705 shares of the Company’s common stock outstanding as of April 30, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of April 30, 2009, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the individuals in the table may be contacted in care of Unify Corporation, 1420 Rocky Ridge Drive, Suite 380, Roseville, CA 95661.

(2)	Includes 27,083 shares subject to options held by Mr. Whiteman exercisable within 60 days of May 31, 2009.

(3)	Includes 20,083 shares subject to options held by Mr. Larrew exercisable within 60 days of May 31, 2009.

(4)	Includes 8,083 shares subject to options held by Mr. Majteles exercisable within 60 days of May 31, 2009.

(5)	Includes 13,083 shares subject to options held by Mr. Brooks exercisable within 60 days of May 31, 2009.

(6)	Includes 8,083 shares subject to options held by Mr. Bozeman exercisable within 60 days of May 31, 2009.

(7)	Includes 180,770 shares subject to options held by Mr. Wille exercisable within 60 days of May 31, 2009.

(8)	Includes 62,733 shares subject to options held by Mr. Bonham exercisable within 60 days of May 31, 2009.

(9)	Includes 48,020 shares subject to options held by Mr. Kane exercisable within 60 days of May 31, 2009.

(10)	Includes 47,811 shares subject to options held by Mr. Bygraves exercisable within 60 days of May 31, 2009.

(11)	Includes 39,937 shares subject to options held by Mr. Verardi exercisable within 60 days of May 31, 2009.

(12)	Includes 50,728 shares subject to options held by Mr. George exercisable within 60 days of May 31, 2009.

(13)	Includes 506,414 shares subject to options and exercisable within 60 days of May 31, 2009.

(14)	AWM Investment Company, Inc. is a hedge fund management firm based in New York. The firm is owned by David Greenhouse and Austin Marxe. They manage the Special Situations Fund III, L.P., Special Situations Cayman Fund L.P., Special Situations Private Equity Fund, L.P., and Special Situations Tech. Fund, L.P.

(15)	Diker Management, LLC is a Registered Investment Advisor of certain managed accounts and investment funds.

(16)	Sophrosyne Technology Fund Ltd. is a Cayman Island corporation and is engaged primarily in investments in securities of companies that are beneficiaries of technological change.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     Fees billed by our principal accountant, Grant Thornton LLP, for fiscal 2009 and fiscal 2008 audit services totaled approximately $250,000 and $249,000, respectively. This includes fees associated with the annual audit, review of the Company’s quarterly reports on Form 10-Q and the statutory audit required for our French subsidiary.

Audit-Related Fees

     Audit-related service fees billed by Grant Thornton for fiscal 2009 and fiscal 2008 were approximately $9,000 and $34,000, respectively. The fiscal fees primarily related to registration statements and other filings required to be filed with the SEC.

Other Fees

     Our principal accountant, Grant Thornton LLP, had no other fees for fiscal year 2009 and fiscal year 2008.

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

     2. Exhibits— See Item 15(b) below.

(b) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation (7).

3.1	Restated Certificate of Incorporation of the Company (1).

3.2	Amendment to Restated Certificate of Incorporation of the Company (6).

3.3	Bylaws of the Registrant (1).

4.1	Form of Stock Certificate (1).

4.2	Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006 (5).

4.3	Convertible Term Note – Tranche 1 (6).

4.4	Convertible Term Note – Tranche 2 (6).

4.5	Convertible Term Note – Tranche 3 (6).

4.6	Registration Rights Agreement dated November 20, 2006 (5).

4.7	Form of 2006 Warrants (6).

4.8	Special Situations Stock Purchase Agreement dated April 23, 2004 (4).

4.9	Special Situations Registration Rights Agreement dated April 23, 2004 (4).

4.10	Form of 2004 Warrants (6).

4.11**	Form of 2009 Warrants.

10.1*	1991 Stock Option Plan, as amended (1).

10.2*	2001 Stock Option Plan (3).

10.3*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (2).

10.4	Note Exchange Agreement, dated April 16, 2009, between and among Unify and holders of certain convertible notes of AXS-One Inc., a Delaware corporation (7).

10.5**	Form of Indemnification Agreement.

10.6**	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007.

14	Code of Ethics for Senior Officers (4).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on November 29, 2006.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K/A on December 18, 2007.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on April 20, 2009.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION

	By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer

Dated: July 21, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	June 30, 2009
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	June 30, 2009
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	June 30, 2009
Steven D. Whiteman

/S/ ROBERT M. BOZEMAN	Director	June 30, 2009
Robert M. Bozeman

/s/ RICHARD M. BROOKS	Director	June 30, 2009
Richard M. Brooks

/s/ TERY R. LARREW	Director	June 30, 2009
Tery R. Larrew

/s/ ROBERT J. MAJTELES	Director	June 30, 2009
Robert J. Majteles

Report of Independent Registered Public Accountants

Board of Directors and Shareholders
Unify Corporation

We have audited the accompanying consolidated balance sheets of Unify Corporation (a Delaware corporation) and subsidiaries as of April 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unify Corporation as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Reno, Nevada
July 16, 2009

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30,	April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,147	$2,692
Accounts receivable, net of allowances of $183 in 2009, and $169 in 2008	4,501	5,079
Accounts receivable-related party	-	13
Prepaid expenses and other current assets	717	529
Total current assets	11,365	8,313

Property and equipment, net	472	346
Goodwill	6,425	5,643
Intangibles, net	2,720	2,197
Other assets, net of allowances of $80 in 2009, and $96 in 2008	99	179
Total assets	$21,081	$16,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$685	$326
Current portion of long term debt	1,663	8
Accrued compensation and related expenses	1,178	1,661
Other accrued liabilities	905	895
Deferred revenue	5,617	6,580
Total current liabilities	10,048	9,470

Long term debt, net of current portion	837	1,334
Other long term liabilities	893	455

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; no shares	-	-
issued or outstanding
Common stock, $0.001 par value; 40,000,000 shares authorized, 7,476,705	7	7
and 6,980,749 shares outstanding in 2009 and 2008
Additional paid-in capital	69,941	68,215
Accumulated other comprehensive income (loss)	(113)	119
Accumulated deficit	(60,532)	(62,922)
Total stockholders’ equity	9,303	5,419
Total liabilities and stockholders’ equity	$21,081	$16,678

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2009	2008	2007
Revenues:
Software licenses	$6,436	$8,489	$4,432
Services	11,688	11,027	6,755
Migration solutions	2,468	309	-
Total revenues	20,592	19,825	11,187

Cost of Revenues:
Software licenses	244	226	377
Services	1,019	1,245	1,024
Migration solutions	1,041	129	-
Total cost of revenues	2,304	1,600	1,401
Gross profit	18,288	18,225	9,786

Operating Expenses:
Product development	2,907	3,498	2,360
Selling, general and administrative	12,494	12,002	8,314
Total operating expenses	15,401	15,500	10,674
Income (loss) from operations	2,887	2,725	(888)
Interest expense	(194)	(900)	(527)
Other income (expense), net	(124)	130	136
Income (loss) from continuing operations before income taxes	2,569	1,955	(1,279)
Provision for income taxes	179	324	82
Income (loss) from continuing operations	2,390	1,631	(1,361)
Loss from discontinued operations	-	-	(1,445)
Net income (loss)	$2,390	$1,631	$(2,806)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.34	$0.25	$(0.23)
Discontinued operations	-	-	(0.24)
Net income (loss) per share	$0.34	$0.25	$(0.47)

Dilutive earnings per share:
Continuing operations	$0.32	$0.23	$(0.23)
Discontinued operations	-	-	(0.24)
Net income (loss) per share	$0.32	$0.23	$(0.47)
Shares used in computing net income (loss) per share:
Basic	6,991	6,423	5,927
Diluted	7,582	7,105	5,927

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			Additional	Other		Total	Comprehensive
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	(Loss)
Balances at April 30, 2006	5,904,721	$6	$63,961	$19	$(61,750)	$2,236
Comprehensive loss
Net loss from continuing operations	—	—	—	—	(1,361)	(1,361)	$(1,361)
Net loss from discontinued operations (as restated)	—	—	—	—	(1,445)	(1,445)	(1,445)
Translation adjustments	—	—	—	26	1	27	27
Total comprehensive loss							$(2,779)
Issuance of common stock	—	—	43	—	—	43
Exercise of stock options	85,080	—	152	—	—	152
Fair value of warrants issued	—	—	743	—	—	743
Stock-based compensation	39,400	—	74	—	—	74
Balances at April 30, 2007 (as restated)	6,029,201	6	64,973	45	(64,555)	469
Comprehensive income
Net income	—	—	—	—	1,631	1,631	$1,631
Translation adjustments	—	—	—	74	2	76	76
Total comprehensive income							$1,707
Issuance of common stock	41,108	—	183	—	—	183
Exercise of stock options	13,390	—	23	—	—	23
Conversion of warrants and debt to stock	897,050	1	2,826	—	—	2,827
Stock-based compensation	—	—	210	—	—	210
Balances at April 30, 2008	6,980,749	7	68,215	119	(62,922)	5,419
Comprehensive income
Net income	—	—	—	—	2,390	2,390	$2,390
Translation adjustments	—	—	—	(232)	—	(232)	(232)
Total comprehensive loss							$2,158
Issuance of common stock	20,000	—	52	—	—	52
Exercise of stock options	500	—	2	—	—	2
Conversion of warrants to stock	475,456	—	876	—	—	1,188
Fair value of warrants issued	—	—	312	—	—	—
Stock-based compensation	—	—	484	—	—	484
Balances at April 30, 2009	7,476,705	$7	$69,941	$(113)	$(60,532)	$9,303

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended April 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,390	$1,631	$(2,806)
Loss from discontinued operations	-	-	(1,445)
Income (loss) from continuing operations	2,390	1,631	(1,361)
Reconciliation of income (loss) to net cash provided by continuing operating activities:
Depreciation	189	172	185
Gain on disposal of other investments	-	(49)	-
Amortization of intangible assets	809	770	307
Fulfillment of support obligations	-	(313)	(224)
Amortization of discount on notes payable	47	199	138
Stock based compensation expense	484	210	117
Changes in operating assets and liabilities:
Accounts receivable	654	(596)	387
Prepaid expenses and other current assets	(209)	119	172
Other long term assets	74	142	(200)
Accounts payable	130	(312)	(520)
Accrued compensation and related expenses	(425)	784	(723)
Accrued acquisition costs	7	(324)	508
Other accrued liabilities	381	50	(839)
Deferred revenue	(754)	899	2,623
Net cash provided by continuing operating activities	3,777	3,382	570
Cash flows from investing activities:
Acquisition, net of cash acquired	$(542)	$(249)	$(5,804)
Purchases of property and equipment	(190)	(284)	(63)
Proceeds from sale of property and equipment	-	9	-
Payments on acquisitions	(110)	(317)	-
Proceeds from sale of other investments	-	265	-
Net cash used in investing activities of continuing operations	(842)	(576)	(5,867)
Cash flows from financing activities:
Short term borrowings, net	-	20	153
Proceeds from issuance of common stock	1	-	-
Proceeds from exercise of warrants	1,189	-	-
Borrowings under debt obligations	1,000	1,000	7,749
Principal payments under debt obligations	(1,133)	(3,302)	(927)
Net cash provided by (used in) financing activities of continuing operations	1,057	(2,282)	6,975
Effect of exchange rate changes on cash	(537)	104	(50)
Cash flows of discontinued operations:
Net cash used in operating activities	-	-	(1,445)
Net increase in cash and cash equivalents	3,455	628	183
Cash and cash equivalents, beginning of year	2,692	2,064	1,881
Cash and cash equivalents, end of year	$6,147	$2,692	$2,064
Supplemental cash flow information for continuing operations:
Cash paid during the year for interest	$81	$610	$209
Cash paid during the year for income taxes	$146	$21	$1
Supplemental non-cash financing activities:
Warrants issued in conjunction with the issuance of long term debt	$-	$-	$743
Warrants converted into common stock	$-	$162	$-
Debt converted into common stock	$-	$3,004	$-

See accompanying notes.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

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

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Unify Corporation France S.A., Gupta Technologies, LLC, Gupta Technologies Ltd., Gupta Technologies GmbH, Active Data Corporation, Unify Acquisition Corp. and CipherSoft Inc. All significant intercompany balances and transactions have been eliminated.

     The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income, net. Foreign currency adjustments resulting from the translation process are excluded from net income and recorded in other comprehensive income. At April 30, 2009, the Company had $2,992,000 in foreign bank accounts.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assessment of the valuation of goodwill and other intangible assets, valuation allowance for deferred taxes and the allowance for doubtful accounts for accounts receivable, long-term receivables, revenue recognition and notes receivable. Actual results could differ from these estimates.

Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks and money market funds.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying amounts of long term accounts receivable approximate fair value based on the collection analysis performed and recording of necessary reserves. The fair values of the Company's long term borrowings are estimated based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and such values approximate the carrying value of the borrowings as of fiscal year end.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Credit Risk and Credit Evaluations

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily with four financial institutions which at times may exceed federal issued levels. The Company licenses its products principally to companies in the United States, Europe, Latin America and Japan. No single customer accounted for 10% or more of consolidated revenue in the years ended April 30, 2009 and 2007. One single customer accounted for 12% of consolidated revenues in the year ended April 30, 2008. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 68%, 78% and 73% of total revenues in fiscal years 2009, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

     An allowance for doubtful accounts is established to ensure trade receivables are not overstated due to uncollectability. Bad-debt reserves are maintained for all customers based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. Additional reserves for individual accounts are recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Following is a schedule that details activity for the allowance for doubtful accounts and the allowance for long-term accounts and notes receivable.

		Charges
	Balance at	(Credits) to		Balance at
	Beginning	Operating	Write-offs	End of
	of Year	Expenses	of Accounts	Year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2007	$48	204	(59)	193
Year ended April 30, 2008	193	15	(39)	169
Year ended April 30, 2009	169	73	(59)	183

Allowance for long-term accounts
receivable – reflected in other assets:
Year ended April 30, 2007	$246	(33)	-	213
Year ended April 30, 2008	213	23	(140)	96
Year ended April 30, 2009	96	(14)	(2)	80

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

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Goodwill

     Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented (Note 4).

Intangible Assets

     Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods (Note 4).

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

     For migration solution arrangements that require significant modification or customization of software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For migration solution products the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is measured by the ratio of labor hours incurred to date over total estimated labor hours.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting service arrangements are performed on a “best efforts” basis and are billed under either time-and-materials or fixed price arrangements. Revenues and expenses relating to providing consulting services are recognized as the services are performed.

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

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation

     Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. For the fiscal years ended April 30, 2009, 2008 and 2007, stock-based compensation expense was comprised of the following (in thousands):

	April 30, 2009	April 30, 2008	April 30, 2007
Cost of Sales	$14	$4	$2
Product Development	75	30	7
Selling, General and Administrative	395	176	33
Total Equity-Based Compensation, Continuing Operations	484	210	42
Equity-Based Compensation, Discontinued Operations	–	–	32
Total Equity-Based Compensation	$484	$210	$74

     The following table shows remaining unrecognized compensation expense from continuing operations on a pre-tax basis related to all types of nonvested equity awards outstanding as of April 30, 2009. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
2010	$438
2011	425
2012	306
2013	16
Total	$1,185

     The cost above is expected to be recognized over a weighted-average period of 1.33 years.

     The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 90% in fiscal 2009, 104% in fiscal 2008, and 193% in fiscal 2007; risk-free interest rates, 2.9% in fiscal 2009, 4.2% in fiscal 2008, and 4.7% in fiscal 2007; and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited. The Company uses a forfeiture rate of 20%, which is based on historical trends.

     A summary of the Company’s stock option activity for the fiscal year ended April 30, 2009 is as follows:

		Weighted	Weighted
		Average	average remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (in years)	value (1)
Outstanding at April 30, 2008	760,017	$3.23	7.35	$2,699,038
Granted	455,900	$5.85
Exercised	(500)	$2.55
Cancelled/expired	(139,613)	$6.39
Outstanding at April 30, 2009	1,075,804	$3.93	7.22	$496,992
____________________

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

     The total intrinsic value of awards exercised during the year ended April 30, 2009 and 2008 was $1,975 and $26,566, respectively. The total fair value of awards vested during the year ended April 30, 2009 and 2008 was $561,190 and $258,297, respectively.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A summary of the Company’s nonvested stock option activity for the fiscal year ended April 30, 2009 is as follows:

		Weighted
		Average
		Fair
	Shares	Value
Nonvested at April 30, 2008	338,490	$2.66
Granted	455,900	$3.42
Vested	(201,850)	$2.78
Cancelled/expired	(132,076)	$1.85
Nonvested at April 30, 2009	460,464	$3.50

Income Taxes

     Deferred taxes are recorded for the difference between the financial statement and tax basis of the Company’s assets and liabilities and net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries as they are considered to be permanently reinvested.

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

Recently Issued Accounting Standards

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact, if any, of SFAS 165 on our consolidated financial statements.

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

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently assessing the impact of SFAS 141(R) on our consolidated financial statements and will account for the acquisition of AXS-One Inc. under SFAS 141(R). As of April 30, 2009, we have capitalized $75,000 in acquisition costs that will be expensed in the first quarter of fiscal 2010 under SFAS 141(R).

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We believe that the adoption of SFAS No. 161 will not have a material impact on our consolidated financial statements.

     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We believe that the adoption of FSP APB 14-1 will not have a material impact on our consolidated financial statements.

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

Reclassifications

     Certain items in the fiscal 2008 and 2007 consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. These reclassifications had no effect on operating results or stockholders’ equity.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2. Acquisitions and Discontinued Operations

     On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Halo Technology Holdings Inc. (“Halo”) whereby Unify agreed to purchase all of the outstanding stock of Gupta Technologies LLC (“Gupta”) from Halo in exchange for: (i) the Company’s Insurance Risk Management (“IRM”) division, (ii) the Company’s ViaMode software, (iii) $6,100,000 in cash, and (iv) the amount, if any, by which Gupta’s net working capital exceeds IRM’s net working capital at the close of the transaction. The Company’s acquisition of Gupta was consummated on November 20, 2006. The total purchase price for Gupta was $7.7 million. Gupta was founded in 1984 and is a leading producer of secure, small-footprint, embeddable databases and enterprise application development tools. The acquisition resulted in additional revenue and market share in the Company’s core markets and significantly enhanced the distribution channels through which the Company’s products can be sold. Gupta’s headquarters was in Redwood Shores, California with offices in Germany and the UK and has distributors and partners in more than 40 countries around the world. Gupta’s results of operations are included in the Company’s results from the date of acquisition, November 20, 2006, to April 30, 2009.

     On November 20, 2006, the Company entered into various agreements with ComVest Capital LLC (“ComVest”) whereby ComVest, along with participation from Special Situations Funds, provided debt financing for the Gupta acquisition. The debt financing consisted of $5.35 million in convertible term notes and a revolver of up to $2.5 million. There are three tranches that comprise the convertible term notes, Tranche 1 is for $1,000,000, Tranche 2 is for $3,250,000 and Tranche 3 is for $1,100,000. The term loans had an initial interest rate of 11.25% and have repayment terms of 48 to 60 months. The agreement was modified in April 2008 whereby the interest rate on the term loans has been decreased to 5% and all principal payments have been deferred until June 2009. As part of the debt financing the Company provided the lenders with 670,000 warrants to purchase common stock. There are 200,000 warrants to purchase common stock at a price of $1.35 per share, 270,000 warrants at a price of $1.60 per share and 200,000 warrants at a price of $1.90 per share. The warrants have an expiration date of October 31, 2012. Additionally, the holder of the term notes may, at their option, upon written notice to Unify given at any time and from time to time from the date Unify has sufficient authorized, unissued and unreserved shares of common stock convert the outstanding principal and any accrued interest into shares of Unify common stock. Tranche 1 is convertible at $2.50 per common share and Tranches 2 and 3 are convertible at $5.00 per common share. Unify may require conversion of the convertible term notes if its common stock price closes at or above 160% of the applicable conversion price for 20 or more consecutive market days. In October 2007, the outstanding balance for Tranche 1 of $0.9 million was converted into 352,380 shares of common stock. Additionally, in fiscal 2008, $1.6 million of the outstanding balance of Tranche 2 and $0.5 million of the outstanding balance of Tranche 3 was converted into 424,670 shares of common stock. The agreement provides for ComVest to have a security interest in substantially all of the Company’s assets. We capitalized $238,000 of debt issuance costs associated with the debt financing and also recorded a discount on the notes payable of approximately $743,000 that is attributed to the warrants that were issued in conjunction with the financing. The debt issuance costs and the discount on notes payable are being amortized using the effective interest method over the stated life of the related notes. The amortization of both the debt issuance costs and the discount on the notes payable was approximately $77,000 in fiscal 2009 and is included in interest expense. The unamortized amount of the discount on the notes payable was $29,000 as of April 30, 2009 and is included in long-term debt, net. As of April 30, 2009 the unamortized portion of debt issuance costs was $30,000 which is included in other assets, net.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Gupta purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on management’s determination of their estimated fair values at the acquisition date, November 20, 2006. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the fair values of net assets acquired and represents the opening balance sheet for Gupta Technologies LLC as of the acquisition date, November 20, 2006 (in thousands):

November 20,
Gupta Technologies LLC	2006
Current Assets	$1,281
Property and equipment, net	99
Long Term assets	71
Goodwill	6,161
Intangibles	2,950
Total assets	$10,562

Current liabilities	$2,844
Long term liabilities	18
Shareholder's equity	7,700
Total liabilities and shareholders' equity	$10,562

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

     The unaudited pro forma financial information combines the historical results of Unify for the twelve months ended April 30, 2007.

Year ended April 30,
(in thousands, except per share data)	2007
Total revenues	$19,363
Net income	$957
Basic net income per share	$0.16
Diluted net income per share	$0.16

     The unaudited pro forma information is not necessarily indicative of the operational results, or of the financial position that would have occurred if the acquisition had been consummated on the dates indicated, nor is it necessarily indicative of future operating results or financial position of the consolidated enterprise.

Active Data Corporation

     On May 22, 2007, the Company purchased privately held Active Data Corporation (“ADC”) for approximately $420,000 plus potential earn-out payments over a two year period following the acquisition. ADC provided application migration software that added Microsoft’s .NET functionality to Unify’s Team Developer product and provided an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of ADC. ADC did not represent the addition of a significant subsidiary as the investment in ADC was less than 10% of the Company’s assets, ADC’s total assets at date of acquisition were less than 10% of Unify’s assets and ADC’s net loss represented less than 10% of Unify’s net loss. The acquisition of Active Data did not have a material impact on the financials of Unify and the results of operations for Active Data Corporation are included in the Company’s results from the date of acquisition. The ADC purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on management’s determination of their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CipherSoft Inc.

     On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

     The CipherSoft purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on management’s determination of their estimated fair values at the acquisition date, January 30, 2009. Intangible assets include technologies of $1,060 million, non-competition agreements of $85,000, consulting agreements of $110,000 and trade names of $80,000. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the fair values of net assets acquired and represents the opening balance sheet for CipherSoft as of the acquisition date, January 30, 2009 (in thousands):

Current assets	$236
Long term assets	22
Goodwill	780
Intangibles	1,335
Total assets	$2,373

Current Liabilities	$1,099
Long term liabilities	646
Total liabilities assumed	$1,745

Total consideration	$628

AXS-One Inc.

     On April 16, 2009, Unify Corporation, UCAC, Inc., a Delaware corporation and wholly-owned subsidiary of Unify (“Merger Sub”) and AXS-One Inc. (“AXS-One”), entered into an Agreement and Plan of Merger (the “Agreement”), whereby Merger Sub will merge with and into AXS-One and AXS-One shall become a wholly-owned subsidiary of Unify (the “Merger”). The Agreement and the Merger were unanimously approved by the Board of Directors of Unify and AXS-One. Pursuant to the terms of the Merger Agreement:

  All of the issued and outstanding shares of common stock of AXS-One, and all warrants to purchase shares of common stock of AXS-One, will be converted into, in the aggregate, 1,000,000 shares of Unify common stock, or warrants to purchase shares of Unify common stock, as the case may be;

  The outstanding convertible notes of AXS-One with an aggregate outstanding principal and interest balance of approximately $13 million were exchanged for 2,100,000 shares of Unify common stock, subject to certain adjustments based on AXS-One’s working capital at the effective time of the merger. The note holders may also be issued additional shares of Unify common stock based on revenue generated from AXS-One’s products over the 12 months after the effective date of the Merger.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Both Unify and AXS-One held a special meeting of their stockholders on June 30, 2009 whereby both groups of stockholders approved the merger. Since the acquisition of AXS-One commenced on June 30, 2009, it is impractical to include the additional disclosures as described in SFAS 141(R).

Discontinued Operations

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Company’s IRM division and ViaMode software product have been reported as discontinued operations for the year ended April 30, 2007. The divestitures of these businesses were made pursuant to the Company’s strategy to refocus on its core software development and embedded database products.

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

	Year end April 30,
	2009	2008	2007
Revenue	$-	$-	$541
Loss from discontinued operations	$-	$-	$(1,445)

Note 3. Property and Equipment

     Property and equipment at April 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Equipment	$1,661	$1,962
Furniture and leasehold improvements	626	863
	$2,287	$2,825
Less accumulated depreciation and amortization	(1,815)	(2,479)
Property and equipment, net	$472	$346

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Goodwill and Intangible Assets

     The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2009 and April 30, 2008 (in thousands). The April 30, 2008 amounts relate entirely to the purchase of Gupta Technologies LLC. See Note 2. The April 30, 2009 amounts relates to the purchase of Gupta Technologies LLC, Active Data Corporation and CipherSoft Inc.

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,425	$-	$6,425	-
Finite Lives:
Customer - related	1,536	(742)	794	4 to 5 years
Technology-based	2,395	(827)	1,568	3 to 5 years
Trademarks	300	(181)	119	4 years
Trade name	180	(107)	73	1 to 3 years
Non-compete	85	(7)	78	3 to 3.3 years
Consulting Agreements	110	(22)	88	1 to 1.3 years
Total	$11,031	$(1,886)	$9,145

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2008	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$5,643	$-	$5,643	-
Finite Lives:
Customer - related	1,536	(433)	1,103	4 to 5 years
Technology-based	1,338	(438)	900	4 years
Trademarks	300	(106)	194	4 years
Trade name	100	(100)	-	1 years
Total	$8,917	$(1,077)	$7,840

     Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for continuing operations for fiscal 2009 was $809,000. Amortization expense for the fiscal year ended April 30, 2008, was $770,000. The estimated future amortization expense related to intangible assets as of April 30, 2009, is as follows (in thousands):

Fiscal Year Ending April 30	Amount
2010	$1,065
2011	846
2012	437
2013	212
2014	160
Total	$2,720

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Goodwill at April 30, 2009, represents the excess of the Gupta, Active Data Corporation and CipherSoft Inc. purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes the acquisition of Gupta, Active Data Corporation and CipherSoft Inc. will produce the following results:

  Increased Market Presence and Opportunities: The combination of the Company, Gupta, Active Data and CipherSoft Inc. should increase the combined company’s market presence and opportunities for growth in sales and earnings.

  Enhanced Product Mix: The complementary nature of the Company’s products with those of Gupta, Active Data and CipherSoft Inc. should benefit current customers of both companies and provide the combined company with the ability to access new customers.

  Operating Efficiencies: The combination of the Company, Gupta, Active Data and CipherSoft Inc. provides the opportunity for potential economies of scale and cost savings.

     The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for Gupta, Active Data and CipherSoft Inc. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets. Based on our testing as of April 30, 2009, we do not believe goodwill is impaired and accordingly have made no adjustments to its carrying value.

Note 5. Credit Facility

     On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of April 30, 2009, there was no amount outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (5.5% as of April 30, 2009).

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6. Long-Term Debt

     The Company’s long-term debt consists of the following at April 30, 2009 and April 30, 2008 (in thousands):

	April 30,	April 30,
	2009	2008
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$1,400	$1,400

Revolving note payable to ComVest Capital LLC, interest rate of prime plus
2.25% and a maturity date of November 30, 2010	—	—

Note Payable, interest rate of 5%, payable in equal monthly installments through
April 2011	1,032	—

Capital leases payable, payable in monthly installments through September 2011	97	18
	2,529	1,418
Less discount on notes payable, net	(29)	(76)
Less current portion	(1,663)	(8)
Total long term debt, net	$837	$1,334

     A summary future payments on long-term debt obligations as of April 30, 2009 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2010	$1,663
2011	854
2012	12
Thereafter	-
$2,529
Unamortized discount on notes payable	(29)
Current portion of long term debt	(1,663)
Total long term debt, net	$837

Note 7. Other Long Term Liabilities

     In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. The balance as of April 30, 2009 and 2008 is $81,000 and $121,000, respectively and is reflected as other long-term liabilities. Also, included in other long term liabilities as of April 30, 2009 is $541,000 of deferred tax liabilities and $271,000 of deferred rent related to the Roseville office.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Changes in the Company’s deferred maintenance revenue from continuing operations during the periods are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2009	2008	2007
Deferred maintenance revenue beginning balance	$6,130	$5,500	$2,810
Deferred maintenance revenue recognized during period	(11,239)	(10,551)	(6,155)
Deferred maintenance revenue of new maintenance contracts	10,582	11,181	8,845
Deferred maintenance revenue ending balance	$5,473	$6,130	$5,500

Note 9. Stockholders’ Equity

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

Stock Option Plan

     Under the 2001 Stock Option Plan (the “2001 Option Plan”), the Company may grant options to purchase up to 2,000,000 shares of common stock to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Stock Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. Under the 1991 Stock Option Plan (the “1991 Option Plan”) which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A summary of stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at April 30, 2006	528,982	$4.10
Granted (weighted average fair value of $1.35)	79,000	$1.35
Exercised	(85,080)	$1.80
Cancelled/expired	(69,660)	$11.45
Outstanding at April 30, 2007	453,242	$2.90
Granted (weighted average fair value of $3.58)	393,300	$3.58
Exercised	(13,390)	$1.67
Cancelled/expired	(73,135)	$3.41
Outstanding at April 30, 2008	760,017	$3.23
Granted (weighted average fair value of $5.85)	455,900	$5.85
Exercised	(500)	$2.55
Cancelled/expired	(139,613)	$6.39
Outstanding at April 30, 2009	1,075,804	$3.93

     Additional information regarding options outstanding at April 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$ 1.10 - 1.30	130,500	3.66	$1.25	118,624	$1.26
1.40 - 2.05	117,635	6.33	$1.70	95,272	$1.74
2.10 - 2.50	92,000	8.24	$2.38	39,711	$2.34
2.55 - 2.55	181,000	8.01	$2.55	141,034	$2.55
2.70 - 3.90	133,000	5.32	$3.20	95,237	$2.94
4.10 - 5.00	18,500	8.36	$4.44	4,525	$4.64
5.20 - 5.20	135,000	8.58	$5.20	47,805	$5.20
5.70 - 6.25	12,000	8.93	$6.07	2,478	$6.07
6.40 - 6.40	239,900	9.01	$6.40	58,227	$6.40
6.48 - 44.06	17,020	3.01	$21.99	13,178	$26.46

     Options to purchase 616,091 and 422,278 shares at weighted average prices of $3.33 and $3.06 were exercisable at April 30, 2009 and 2008. At April 30, 2009, there were 1,147,189 shares reserved for future grants under the Stock Option Plan.

Restricted Stock

     On May 1, 2002, the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. There were no shares awarded under the plan in fiscal 2009 or fiscal 2008 leaving a balance of 3,862 shares reserved for future awards at April 30, 2009.

Private Placement

     On April 23, 2004, the Company issued through a private placement 1,126,780 shares of common stock to a group of institutional investors at a price of $3.55 per share and 5-year warrants to purchase an aggregate of 450,712 shares of common stock at an exercise price of $4.50 per share. Net proceeds from the private placement were $3,696,000, net of estimated accrued costs of $304,000. The Company’s actual costs for the private placement were $397,000 which resulted in a further reduction of additional paid-in-capital of $93,000 during fiscal 2005. The warrants were subject to an anti-dilution provision such that future stock issuances would cause an adjustment to the number of warrants.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     As a result of issuances of additional common stock the number of warrant shares purchasable as of April 30, 2009 was increased to 491,792. On April 24, 2009, the warrant agreement was amended and the exercise price was reduced to $2.50 per share as an inducement to have the warrant holder exercise the warrants. On April 24, 2009, 475,456 of the warrants were exercised at $2.50 per share and the remaining 16,336 warrants expired. Further, in consideration of the exercise of the warrants, the Company granted an additional 190,182 warrants at an exercise price of $2.75 per share. Under certain circumstances, where the closing bid price of a share of common stock equals or exceeds $5.50, appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of common stock, for 20 consecutive trading days commencing after the registration statement covering the warrants shares has been declared effective, the Company, upon 20 days’ prior written notice to the warrant holders within one business day immediately following the end of such 20 day trading period, may call the warrants for 25% of the shares of the common stock initially purchasable pursuant to the warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to the warrants. If the call conditions are met again during the 30 day period immediately after consummation of a previous call, the Company may once again call the warrants for an additional increment of 25% of the shares of common stock initially purchasable pursuant to the warrants or such less amount as shall then remain purchasable and in the same manner and subject to the same notice requirements as the initial call, until all of the shares have been called.

Reverse Stock Split

     On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting. All amounts have been adjusted to reflect the impact of the split.

Note 10. Income Taxes

     Income (loss) from continuing operations before income taxes and provision for income taxes, which consisted solely of current tax expense, for the years ended April 30 were as follows (in thousands):

	2009	2008	2007
Domestic	$3,004	$1,997	$(1,546)
Foreign	(435)	(42)	267
Total income (loss) before income taxes	$2,569	$1,955	$(1,279)

Foreign taxes	$(27)	$89	$82
Federal and state income taxes	206	235	-
Provision for income taxes	$179	$324	$82

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The provision for income taxes for the years ended April 30, 2009, 2008 and 2007 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2009	2008	2007
Computed tax expense (benefit) at statutory rate	$1,144	$665	$(824)
Increases (reductions) in tax expense resulting from:
Change in valuation allowance for deferred tax assets	(1,226)	(298)	14,321
Expiration of net operating loss carryforwards	-	-	(13,024)
Change in tax contingency reserve	67	-	-
Change in deferred revenue	-	-	(1,088)
Other	194	(43)	697
Provision for income taxes	$179	$324	$82

     The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2009	2008
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	$14,501	$16,008
Capital loss carryforward	1,702	1,695
Foreign tax credits	108	81
Domestic fixed assets and other intangibles	296	185
Others	206	-
Current assets
Deferred revenue	64	172
Allowance for losses on accounts receivable	83	66
Reserves and other accruals	151	107
Total deferred tax assets	17,111	18,314
Valuation allowance	(17,111)	(18,314)
Non-current liabilities
Foreign fixed assets and other intangibles	(211)
Goodwill	(330)	(219)
Net deferred tax assets (liabilities)	$(541)	$(219)

     Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1.2 million in fiscal 2009, increased by $298,000 in fiscal 2008 and decreased by $14.3 million in fiscal 2007. At April 30, 2009, the Company had approximately $40.3 million in federal net operating loss carryforwards that begin to expire in fiscal year 2010 through 2028, approximately $5.8 million in state net operating loss carryforwards that expire in fiscal years 2016 to 2021, approximately $1.5 million in foreign net operating loss carryforwards that do not expire and approximately $4.3 million in capital loss carryforwards that expire in 2010. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

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

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In FY09, the Company identified some uncertain tax positions and accrued the FIN 48 reserve accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of April 30, 2008	$-
Gross increases - tax positions in prior period	67
Gross decreases - tax positions in prior period	-
Gross increases - current-period tax positions	-
Decreases relating to settlements	-
Reductions as a result of a lapse of statute of	-
limitations
Balance as of April 30, 2009	$67

     If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2009, the Company did not have material interest or penalties associated with any unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Note 11. Other Income (Expenses)

     Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2009	2008	2007
Interest income	$20	$12	$45
Foreign currency exchange gain (loss)	(205)	146	15
Other	61	(28)	76
Other income (expenses), net	$(124)	$130	$136

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12. Earnings (loss) per Share

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

(in thousands, except per share amounts)	Year Ended April 30,
	2009	2008	2007
Income (loss) from continuing operations	$2,390	$1,631	$(1,361)
Loss from discontinued operations	-	-	(1,445)
Net income (loss)	$2,390	$1,631	$(2,806)

Weighted average shares of common stock outstanding, basic	6,991	6,423	5,927
Effect of dilutive securities (stock options)	591	682	-
Weighted average shares of common stock outstanding, diluted	$7,582	$7,105	$5,927

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$0.34	$0.25	$(0.23)
Discontinued operations	-	-	(0.24)
Total	$0.34	$0.25	$(0.47)

Assuming dilution:
Continuing operations	$0.32	$0.23	$(0.23)
Discontinued operations	-	-	(0.24)
Net income (loss) per share, diluted	$0.32	$0.23	$(0.47)

     The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was 584,688 in fiscal 2009, 85,319 in fiscal 2008, and 453,200 in fiscal 2007. The number of shares of common stock warrants excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was none in fiscal 2009 and fiscal 2008, and 1,124,600 in fiscal 2007.

Note 13. Related Party Transactions

     Prior to its write off in fiscal 2008, Unify had an investment of less than 15% in Unify Japan KK who is the Company’s master distributor in Japan. Sales to Unify Japan KK in fiscal 2009 and 2008 were $0.2 million for both periods, respectively. Accounts receivable from Unify Japan KK as of April 30, 2009 and 2008 were $13,000 for both periods, respectively.

     Other investments represent stock in closely held companies, which are accounted for under the cost method. At April 30, 2009, we had no long-term investments. The Company has an ownership interest in Unify Japan KK which is less than 15%. In April 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment. Unify Japan KK is a Japanese corporation that is a master distributor for the Company in Japan. Sales to Unify Japan KK in fiscal 2009 and 2008 were $0.2 million for both periods, respectively. Accounts receivable from Unify Japan KK as of April 30, 2009 and 2008 were $13,000 for both periods, respectively. The Company records an investment impairment charge if and when the Company believes an investment has experienced a decline in market value that is other than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14. Employee Retirement Plan

     The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2009, 2008 and 2007, the Company contributed $140,000, $114,000 and $72,000, respectively, to the 401(k) Plan.

Note 15. Commitments and Contingencies

Operating Leases

     The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2014. Future minimum rental payments under these leases as of April 30, 2009 are as follows (in thousands):

Years Ending April 30,
2010	$685
2011	581
2012	564
2013	569
2014	581
Thereafter	-
$2,980

     Rent expense under operating leases was $667,200, $1,095,500 and $1,038,400 for the years ended April 30, 2009, 2008 and 2007, respectively.

Litigation

     The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2009, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16. Segment Information

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

     For the fourth quarter of fiscal 2009 and 2008, total revenue from the United States was $1.6 million and $1.2 million, respectively. Total revenue from all other countries was $3.1 million in the fourth quarter of fiscal 2009 and $3.9 million for the fourth quarter of fiscal 2008. Total long-lived assets as of April 30, 2009 and 2008, for the United States, was $9.6 million and $8.3 million, respectively. Total long-lived assets in all other countries were $68,000 as of April 30, 2009 and $98,000 as of April 30, 2008.

     Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2008 and 2007 segment information has been reclassified to conform to the fiscal 2009 presentation.

	For the Twelve Months Ended April 30,
	2009	2008	2007
Total revenues:
Database and Development Products	$18,124	$19,516	$11,187
Modernization and Migration Products	2,468	309	-
Total revenues	$20,592	$19,825	$11,187

Cost of revenue:
Database and Development Products	$1,263	$1,471	$1,401
Modernization and Migration Products	1,041	129	-
Total Cost of Revenues	$2,304	$1,600	$1,401

Gross profit:
Database and Development Products	$16,861	$18,045	$9,786
Modernization and Migration Products	1,427	180	-
Total Gross Profit	$18,288	$18,225	$9,786

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17. Quarterly Results of Operations (Unaudited)

     The following interim financial information presents the fiscal 2009 and 2008 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2009:
Total revenues	$5,027	$5,801	$5,208	$4,556
Gross profit	$4,566	$5,056	$4,621	$4,045
Net income	$391	$725	$1,085	$189

Net income per share:
Basic earnings per share:
Net income per share	$0.06	$0.10	$0.16	$0.03

Dilutive earnings per share:
Net income per share	$0.05	$0.10	$0.15	$0.03

Shares used in computing net income per share:
Basic	6,981	6,981	6,981	7,022
Diluted	7,821	7,605	7,334	7,210

Year ended 2008:
Total revenues	$3,961	$4,949	$5,842	$5,073
Gross profit	$3,719	$4,607	$5,399	$4,500
Net income (loss)	$(218)	$692	$1,080	$77

Net income (loss) per share:
Basic earnings per share:
Net income (loss) per share	$(0.04)	$0.11	$0.16	$0.01

Dilutive earnings per share:
Net income (loss) per share	$(0.04)	$0.10	$0.14	$0.01

Shares used in computing net income (loss) per share:
Basic	6,037	6,100	6,626	6,934
Diluted	6,037	6,627	7,581	8,000

INDEX OF EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation (7).

3.1	Restated Certificate of Incorporation of the Company (1).

3.2	Amendment to Restated Certificate of Incorporation of the Company (6).

3.3	Bylaws of the Registrant (1).

4.1	Form of Stock Certificate (1).

4.2	Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006 (5).

4.3	Convertible Term Note – Tranche 1 (6).

4.4	Convertible Term Note – Tranche 2 (6).

4.5	Convertible Term Note – Tranche 3 (6).

4.6	Registration Rights Agreement dated November 20, 2006 (5).

4.7	Form of 2006 Warrants (6).

4.8	Special Situations Stock Purchase Agreement dated April 23, 2004 (4).

4.9	Special Situations Registration Rights Agreement dated April 23, 2004 (4).

4.10	Form of 2004 Warrants (6).

4.11**	Form of 2009 Warrants.

10.1*	1991 Stock Option Plan, as amended (1).

10.2*	2001 Stock Option Plan (3).

10.3*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000 (2).

10.4	Note Exchange Agreement, dated April 16, 2009, between and among Unify and holders of certain convertible notes of AXS-One Inc., a Delaware corporation (7).

10.5**	Form of Indemnification Agreement.

10.6**	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007.

14	Code of Ethics for Senior Officers (4).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with Registrant’s Form S-1 Registration Statement (No. 333-3834) declared effective by the Securities and Exchange Commission on June 14, 1996.

(2)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 30, 2001.

(3)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-Q on March 14, 2002.

(4)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K on July 21, 2004.

(5)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on November 29, 2006.

(6)	Incorporated by reference to the exhibit filed with Registrant’s Form 10-K/A on December 18, 2007.

(7)	Incorporated by reference to the exhibit filed with Registrant’s Form 8-K on April 20, 2009.

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	Filed herewith.