Form 10-Q
period 2009-07-31
UNIFY CORP
filed 2009-09-18
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,117,425 shares of common stock, $0.001 par value, as of July 31, 2009.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2009 and April 30, 2009	3

	Unaudited Condensed Consolidated Statements of Operations for the three months	4
	ended July 31, 2009 and 2008

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months	5
	ended July 31, 2009 and 2008

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	27

SIGNATURE		28

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,965	$6,147
Accounts receivable, net	7,540	4,501
Prepaid expenses and other current assets	882	717
Total current assets	11,387	11,365

Property and equipment, net	554	472
Goodwill	16,296	6,425
Intangibles, net	12,351	2,720
Other assets, net	379	99
Total assets	$40,967	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,500	$685
Current portion of long term debt	1,830	1,663
Accrued compensation and related expenses	2,600	1,178
Other accrued liabilities	6,571	905
Deferred revenue	9,788	5,617
Total current liabilities	22,289	10,048

Long term debt, net	704	837
Other long term liabilities	1,635	893

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10	7
Additional paid-in capital	79,236	69,941
Accumulated other comprehensive loss	(145)	(113)
Accumulated deficit	(62,762)	(60,532)
Total stockholders’ equity	16,339	9,303
Total liabilities and stockholders’ equity	$40,967	$21,081

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2009	2008
Revenues:
Software licenses	$1,402	$1,562
Services	2,856	2,946
Migration solutions	253	519
Total revenues	4,511	5,027

Cost of Revenues:
Software licenses	38	50
Services	419	251
Migration solutions	137	160
Total cost of revenues	594	461
Gross profit	3,917	4,566

Operating Expenses:
Product development	1,403	748
Selling, general and administrative	4,816	3,381
Total operating expenses	6,219	4,129
Income (loss) from operations	(2,302)	437
Other income (expense), net	81	(14)
Income (loss) before income taxes	(2,221)	423
Provision for income taxes	8	32
Net income (loss)	$(2,229)	$391

Net income (loss) per share:
Basic	$(0.27)	$0.06
Dilutive	$(0.27)	$0.05

Shares used in computing net income (loss) per share:
Basic	8,367	6,981
Dilutive	8,367	7,821

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,229)	$391
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of other investments	-	1
Depreciation	58	39
Amortization of intangible assets	544	180
Amortization of discount on notes payable	11	12
Stock based compensation expense	151	142
Changes in operating assets and liabilities:
Accounts receivable	(2,427)	1,512
Prepaid expenses and other current assets	251	23
Other long term assets	5	(1)
Accounts payable	(708)	108
Accrued compensation and related expenses	(351)	(510)
Other accrued liabilities	(146)	(217)
Accrued acquisition costs	(75)	-
Deferred revenue	2,051	(1,154)
Other long term liabilities	(223)	67
Net cash provided by (used in) operating activities	(3,088)	593

Cash flows from investing activities:
Acquisition, net of cash acquired	118	-
Purchases of property and equipment	(12)	(74)
Payments on acquisition obligations	-	(110)
Net cash provided by (used in) investing activities	106	(184)

Cash flows from financing activities:
Principal payments under debt obligations	(147)	(2)
Net cash used in financing activities	(147)	(2)
Effect of exchange rate changes on cash	(53)	(1)
Net increase (decrease) in cash and cash equivalents	(3,182)	406
Cash and cash equivalents, beginning of period	6,147	2,692
Cash and cash equivalents, end of period	$2,965	$3,098
Supplemental cash flow information:
Cash received (paid) during the period for:
Interest	$42	$25
Taxes	$(8)	$-

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$2	$-

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as filed with the SEC.

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

The Company considers a signed non-cancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an authorized purchaser of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

For arrangements that require significant modification or customization of software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For fixed price arrangements the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is measured by labor hours.

The Company’s customer contracts may include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the fair value of all undelivered elements is determinable.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates ("ASUs"). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for Unify in the second quarter of fiscal 2010. The issuance of SFAS 168 will not change GAAP and therefore the adoption of SFAS 168 will only affect the specific references to GAAP literature in the notes to Unify's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 in the first quarter of fiscal 2010 and it did not result in significant changes to reporting of subsequent events either through recognition or disclosure.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. We are accounting for our June 30, 2009 acquisition of AXS-One Inc. under SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 5, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning May 1, 2009. We adopted SFAS No. 160 in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have adopted SFAS No. 161 and it did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We adopted FSP APB 14-1 in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FAS 142-3 in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

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

2. Acquisitions

Active Data Corporation

On May 22, 2007, the Company purchased privately held Active Data Corporation (“ADC”) for approximately $420,000 plus earn-out payments of $97,000. ADC provided application migration software that added Microsoft’s .NET functionality to Unify’s Team Developer product and provided an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of ADC. ADC did not represent the addition of a significant subsidiary. The acquisition of ADC did not have a material impact on the financials of Unify and the results of operations for ADC are included in the Company’s results from the date of acquisition. The ADC purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on management’s determination of their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

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

The CipherSoft purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on management’s determination of their estimated fair values at the acquisition date, January 30, 2009. Intangible assets include technologies of $1,060,000, non-competition agreements of $85,000, consulting agreements of $110,000 and trade names of $80,000. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the fair values of net assets acquired and represents the opening balance sheet for CipherSoft as of the acquisition date, January 30, 2009 (in thousands):

Current assets	$236
Long term assets	22
Goodwill	780
Intangibles	1,335
Total assets	$2,373

Current Liabilities	$1,099
Long term liabilities	646
Total liabilities assumed	$1,745

Total consideration	$628

AXS-One Inc.

On June 30, 2009, the Company acquired all of the issued and outstanding shares of common stock and warrants of AXS-One. The common stock and warrants were converted into, in the aggregate, 1,000,000 shares of Unify common stock. The outstanding convertible notes of AXS-One with an aggregate outstanding principal and interest balance of approximately $13 million were exchanged for 1,642,600 shares of Unify common stock. The note holders may also be issued additional shares of Unify common stock based on revenue generated from AXS-One’s products over 13 months after the effective date of the merger.

AXS-One is a leading provider of integrated content archiving software solutions which enables organizations to implement secure, scalable and enforceable policies that address records management for corporate governance, legal discovery and industry regulations. The acquisition of AXS-One advances the Company’s growth strategy to acquire superior technology companies that can leverage its technology strengths, extensive customer base and worldwide distribution channel while enabling the combined company to meet a broader set of customers’ needs, accelerate direct and channel sales, and achieve cost synergies.

The goodwill of $9.8 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and AXS-One. All of the goodwill was assigned to Unify’s Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009.

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	4,762
Fair value of total consideration	$13,615

Acquisition related costs (included in selling, general and administrative expense in Unify's
statement of operations for three months ended July 31, 2009)	$611

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	591
Other assets	679
Property, plant and equipment	132
Identifiable intangible assets	10,010
Financial liabilities	(5,616)
Deferred revenue	(2,070)
Total identifiable net assets	$3,843

Goodwill	9,772
$13,615

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

The contingent consideration arrangement requires Unify to issue to the former holders of AXS-One convertible notes 0.35 shares of Unify common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. After the holders of AXS-One convertible notes have received in the aggregate 2,580,000 Unify shares (as adjusted to reflect stock splits, stock dividends and reverse stock splits of Unify) under the earn-out, the shares issued as the earn-out shall be distributed one-half to the holders of AXS-One convertible notes and one-half to the former management members until the management members have received 171,250 Unify shares under the earn-out. Thereafter, any additional Unify shares issued as earn-out shall be distributed solely to the holders of AXS-One convertible notes. There is no limit to the total number of shares that can be earned. The estimated number of shares that Unify will issue under the contingent consideration arrangement is 1,050,000. The fair value of the contingent consideration of $4.8 million is based on management’s initial estimate of both expected net license revenue and share price. The fair value of the contingent consideration is provisional pending receipt of a final valuation.

The fair value of the acquired identifiable intangible assets, deferred income tax liabilities and deferred revenue is provisional pending receipt of the final valuations. Intangible assets include technologies of $5.1 million, trademarks of $1.1 million, and customer relationships of $3.8 million.

The amounts of AXS-One’s revenue and earnings included in the Company’s consolidated statement of operations for the three months ended July 31, 2009, and the revenue and earnings of the combined entity had the acquisition date been May 1, 2009, or May 1, 2008, are:

(in thousands, except per share amounts)	Revenue	Net income (loss)	Net loss per share
Actual from July 1, 2009 to July 31, 2009	1,083	(527)	$(0.05)
Supplemental pro forma from May 1, 2009 to July 31, 2009	6,020	(2,819)	$(0.34)
Supplemental pro forma from May 1, 2008 to July 31, 2008	8,428	(2,190)	$(0.31)

3. Stock Compensation Information

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” For the quarter ended July 31, 2009, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Cost of Sales	$4	$3
Product Development	27	22
Selling, General and Administrative	120	117
Total Equity-Based Compensation	$151	$142

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of July 31, 2009. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2010	$469
2011	615
2012	497
2013	208
2014	8
Total	$1,797

The cost above is expected to be recognized over a weighted-average period of 1.61 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended July 31, 2009 and 2008, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 94% and 89%; risk-free interest rates of 2.4% and 3.0% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the period ended July 31, 2009 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2009	1,075,804	$3.93	7.22	$496,992
Granted	624,500	$2.80
Exercised	0	$-
Canceled or expired	(3,509)	$11.92
Outstanding at July 31, 2009	1,696,795	$3.50	7.72	$1,159,795

Exercisable at July 31, 2009	691,484	$3.42	6.15	$642,747

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended July 31, 2009 and July 31, 2008 was $0 and $1,975, respectively. The total fair value of awards vested during the quarters ended July 31, 2009 and July 31, 2008 was $237,958 and $136,258, respectively.

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2009 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2009	460,464	$3.50
Granted	624,500	$1.47
Vested	(76,943)	$3.09
Canceled or expired	(2,709)	$4.19
Nonvested at July 31, 2009	1,005,312	$2.27

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2009 and April 30, 2009 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
July 31, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$16,296	$—	$16,296	—
Finite Lives:
Customer-related	5,346	(861)	4,485	1 to 10 years
Technology-based	7,627	(1,137)	6,490	3 to 6 years
Trademarks	1,200	(228)	972	3 to 5 years
Trade name	390	(143)	247	1 to 3 years
Non-compete	95	(12)	83	3 to 3.3 years
Consulting agreement	123	(49)	74	1 to 1.3 years
Total	$31,077	$(2,430)	$28,647

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,425	$—	$6,425	—
Finite Lives:
Customer-related	1,536	(742)	794	4 to 5 years
Technology-based	2,395	(827)	1,568	3 to 4 years
Trademarks	300	(181)	119	4 years
Trade name	180	(107)	73	1 to 3 years
Non-compete	85	(7)	78	3 to 3.3 years
Consulting agreement	110	(22)	88	1 to 1.3 years
Total	$11,031	$(1,886)	$9,145

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended July 31, 2009, was $544,000. Amortization expense for the three months ended July 31, 2008, was $180,000. The estimated future amortization expense related to intangible assets as of July 31, 2009, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2010	$2,572
2011	3,198
2012	2,275
2013	1,122
2014	1,007
2015	167
Total	$10,341

Goodwill at July 31, 2009, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

  Increased Market Presence and Opportunities: The addition of the acquired companies should increase the combined company’s market presence and opportunities for growth in sales and earnings.

  Enhanced Product Mix: The complementary nature of the Company’s products with its acquisitions should benefit current customers and provide the combined company with the ability to access new customers.

  Operating Efficiencies: The combination of the Company with its acquisitions provides the opportunity for potential economies of scale and cost savings.

The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for companies it has acquired. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach in accordance with FASB 142, Goodwill and Other Intangible Assets.

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of July 31, 2009, there was no amount outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (5.5% as of July 31, 2009 and 5.5% as of April 30, 2009).

6. Long-Term Debt

The Company’s debt consists of the following at July 31, 2009 and April 30, 2009 (in thousands):

	July 31,	April 30,
	2009	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$1,200	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011.	1,015	1,032

Note Payable, interest rate of 5%, payable in installments through May 2011.	250	—

Capital leases payable, payable in monthly installments through September 2011.	87	97
	2,552	2,529
Less discount on notes payable, net	(18)	(29)
Less current portion	(1,830)	(1,663)
Total long term debt, net	$704	$837

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee generally may not retire before age 65 and must be employed at the time of retirement. As of July 31, 2009 and April 30, 2009 the amount of severance is $88,000 and $81,000, respectively. Also included in other long term liabilities as of July 31, 2009 and April 30, 2009 is $568,000 and $541,000, respectively, of deferred tax liabilities and $257,000 and $271,000 of deferred rent related to the Roseville, California office. Additionally, included in other long term liabilities as July 31, 2009, is $722,000 related to the purchase accounting valuation for the Rutherford, New Jersey office lease.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Deferred maintenance revenue beginning balance	$5,473	$6,130
Deferred maintenance revenue recognized during period	(2,580)	(2,856)
Deferred maintenance revenue of new maintenance contracts	4,910	1,944
Deferred maintenance revenue ending balance	$7,803	$5,218

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the three months ended July 31, 2009.

In September 2008, the State of California suspended the ability to use net operating loss carry-forwards to offset taxable income for a two year period.

10. Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended July 31, 2009 and 2008 was ($32,000) and $9,000, respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended July 31, 2009, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended
(in thousands, except per share amounts)	July 31,
	2009	2008
Net income (loss)	$(2,229)	$391

Weighted average shares of common stock outstanding, basic	8,367	6,981
Effect of dilutive securities	-	840
Weighted average shares of common stock outstanding, diluted	8,367	7,821

Earnings (loss) per share of common stock:
Basic	$(0.27)	$0.06
Diluted	$(0.27)	$0.05

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 513,865 as of July 31, 2009, and common stock warrants of 272,633 for the period. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 390,305 for the three months ended July 31, 2008.

13. Segment Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2010, we have determined that we have three reportable segments: Database and Development Products (“DDP”), Integrated Content Archiving Solutions and Modernization & Migration Solutions. Prior to the first quarter of fiscal year 2010, the Company maintained two reportable segments, Database and Development Products and Modernization & Migration Solutions. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on gross margins (total revenues less costs of licenses, services and migration solutions) before operating costs. We do not manage our operating costs on a segment basis as many of our sales, marketing and support personnel regularly work with products from all segments. Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

For the first quarter of fiscal 2010 and 2009, total revenue from the United States was $1.2 million and $1.8 million, respectively. Total revenue from all other countries was $3.3 million in the first quarter of fiscal 2010 and $3.2 million for the first quarter of fiscal 2009. Total long-lived assets as of July 31, 2009 and 2008, for the United States, was $24.8 million and $8.1 million, respectively. Total assets in all other countries were $2.3 million as of July 31, 2009 and $100,000 as of July 31, 2008.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2009 segment information has been reclassified to conform to the fiscal 2010 presentation.

	Three Months Ended
	July 31,
	2009	2008
Total revenues:
Database and Development Products	$3,175	$4,508
Integrated Content Archiving Solutions	1,083	-
Modernization and Migration Solutions	253	519
Total revenues	$4,511	$5,027

Cost of revenue:
Database and Development Products	$276	$301
Integrated Content Archiving Solutions	181	-
Modernization and Migration Solutions	137	160
Total Cost of Revenues	$594	$461

Gross profit:
Database and Development Products	$2,899	$4,207
Integrated Content Archiving Solutions	902	-
Modernization and Migration Solutions	116	359
Total Gross Profit	$3,917	$4,566

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as filed with the SEC.

Overview

Unify (the “Company”, “we”, “us” or “our”) is a global provider of application modernization, data management and application development solutions. Our migration solutions, integrated content archiving solutions, development software and embedded databases allow customers to modernize and maximize their application environment. Our award-winning technologies help organizations drive business optimization, improve collaboration, increase customer service and reduce costs. Unify’s strategy is to help businesses modernize mission-critical legacy applications and data. Based on market requirements for application modernization, our solutions help companies increase speed and agility, improve asset reuse, lower IT costs, reduce business risks and exposures, and free information previously locked within proprietary systems.

The Company sells and markets application development and database software and services, integrated content archiving solutions and modernization solutions through three segments. The segments are the Database and Development Products (“DDP”), Integrated Content Archiving Solutions and our Modernization & Migration Solutions.

Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with offices in Maryland, New Jersey, Canada, Australia, Singapore, France, Germany, and the United Kingdom (“UK”). We market and sell products directly in the United States, Europe, Canada, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries.

Our application modernization solutions help organizations migrate and maximize investments in their existing applications and data. Our Modernization and Migration Solutions, and Software products are built to increase productivity, eliminate risk and substantially reduce time and costs. Our application development and data management software products include Team Developer, SQLBase, SQLBase Treasury, NXJ, DataServer, VISION and ACCELL. Our Modernization and Migration Solutions include Composer for Lotus Notes which delivers a like-for-like migration of Lotus Notes applications to the Microsoft .NET and SharePoint platforms and Composer Sabertooth which speeds the conversion of Team Developer or SQLWindows applications to Microsoft .NET. We also have an integrated content archiving software solution, the AXS-One Compliance Platform ™, which enables organizations to securely capture, index, archive, retrieve, review, share, search, supervise and manage the retention, disposition, preservation and destruction of electronic records.

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

The Company considers a signed non-cancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an authorized purchaser of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

For arrangements that require significant modification or customization of software, revenue is recognized based on contract accounting under the provisions of Accounting Research Bulletin (“ARB”) 45, Long-Term Construction Type Contracts and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For fixed price arrangements the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is measured by labor hours.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	July 31,
	2009	2008
Revenues:
Software licenses	31.1%	31.1%
Services	63.3%	58.6%
Migration solutions	5.6%	10.3%
Total revenues	100.0%	100.0%

Cost of Revenues:
Software licenses	0.8%	1.0%
Services	9.3%	5.0%
Migration solutions	3.0%	3.2%
Total cost of revenues	13.1%	9.2%

Gross profit	86.9%	90.8%

Operating Expenses:
Product development	31.1%	14.9%
Selling, general and administrative	106.8%	67.2%
Total operating expenses	137.9%	82.1%
Income (loss) from operations	(51.0)%	8.7%
Other income (expense), net	1.8%	(0.3)%
Income (loss) before income taxes	(49.2)%	8.4%
Provision for income taxes	0.2%	0.6%
Net income (loss)	(49.4)%	7.8%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States, Asia Pacific, Europe and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the first quarter of fiscal 2010 were $4.5 million, a decrease of $0.5 million from the first quarter of fiscal 2009. This represents a decrease of 10% from the first quarter of fiscal 2009 revenues of $5.0 million. The decrease in revenue was primarily the result of the impact of the world-wide deterioration in the economic environment. During the first quarter of fiscal 2010 the Company saw its tools and database customers delay product purchases or reduce their buying patterns to multiple just-in-time small deals versus the larger deals we experienced in previous years. Additionally, on a year of year basis the euro declined against the dollar further reducing revenue on a comparative basis. Included in total revenues is $1.1 million of revenue resulting from the June 30, 2009 acquisition of AXS-One. Total software license revenues in the first quarter of fiscal 2010 were $1.4 million, a decrease of $0.2 million from the first quarter of fiscal 2009. This represents a decrease of 10% over the first quarter of fiscal 2009 revenues of $1.6 million. Total services revenues in the first quarter of fiscal 2010 and 2009 were $2.9 million and $3.0 million, respectively. Total migration solutions revenue in the first quarter of fiscal 2010 was $0.3 million compared to $.5 million for the first quarter of fiscal 2009.

For the first quarter of fiscal 2010 and 2009, total revenues from the United States were 27% and 35% of total revenues, respectively. Total revenue from the United States in absolute dollars was $1.2 million for the first quarter of fiscal 2010 and $1.7 million for the first quarter of fiscal 2009. Total revenue from all other countries was $3.3 million in the first quarter of fiscal 2010 and $3.3 million for the first quarter of fiscal 2009. On a percentage basis, revenue from other countries was 73% for the first quarter of fiscal 2010 and 65% for fiscal 2009.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $38,000 and $50,000 for the first quarter of fiscal 2010 and fiscal 2009, respectively. The decrease in cost of software licenses represents a decrease in software royalty payments.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and services. Cost of services was $419,000 and $251,000 for the first quarter of fiscal 2010 and fiscal 2009, respectively. The increase is due primarily to the addition of AXS-One employees.

Cost of Migration Solutions. Cost of migration solutions consists primarily of both expenses associated with employees involved in migration projects and also expenses related to third party assistance. Cost of migration solutions was $137,000 and $160,000 for the first quarter of fiscal 2010 and fiscal 2009, respectively.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the first quarter of fiscal 2010 were $1.4 million compared to $0.7 million in the same period of fiscal 2009. The increase in product development expenses in fiscal 2010 was primarily the result of expenses incurred related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $4.8 million in the first quarter of fiscal 2010 and $3.4 million for the first quarter of fiscal 2009. The major components of SG&A for the first quarter of fiscal 2010 were sales expenses of $2.2 million, marketing expenses of $0.2 million and general and administrative expenses of $2.4 million. For the first quarter of fiscal 2009, the major components of SG&A were sales expenses of $1.7 million, marketing expenses of $0.2 million and general and administrative expenses of $1.5 million. The increase in SG&A expenses in fiscal 2010 was primarily the result of expenses incurred related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and other income. Interest expense for the first quarter of fiscal 2010 and 2009 was $59,000 and $47,000, respectively. Interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the November 2006 acquisition of Gupta Technologies LLC and the acquisition of CipherSoft Inc., plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Foreign exchange rate gains for the first quarter of fiscal 2010 were $77,000. Foreign exchange rate gains in the first quarter of fiscal 2009 were $9,000. Other income for the first quarter of fiscal 2010 and 2009 was $60,000 and $20,000, respectively.

Provision for Income Taxes. For the first quarter of fiscal 2010, the Company recorded $8,000 in foreign withholding tax expense. For the first quarter of fiscal 2009, the Company recorded $32,000 in federal and state income tax expenses.

Liquidity and Capital Resources

At July 31, 2009, the Company had cash and cash equivalents of $3.0 million, compared to $6.1 million at April 30, 2009. The Company had net accounts receivable of $7.5 million as of July 31, 2009, and $4.5 million as of April 30, 2009.

As of July 31, 2009 the Company has various notes payable outstanding in the amount of $2.5 million of which $1.8 million is current. The notes payable all have an interest rate of 5%. The Company also has a $2.5 million revolver with an interest rate of prime plus 2.25% which has a maturity date of November 30, 2010. As of July 31, 2009 there is nothing outstanding on the revolver.

We believe the existing cash balance of $3.0 million as of July 31, 2009, along with forecasted operating cash flows and the revolver credit facility, will provide us with sufficient working capital for us to meet our operating needs for the next 12 months. Our operating plan assumes normal operations for the Company and the required debt service payments.

In fiscal 2010, we plan to increase the marketing of our Composer product lines and we also anticipate releasing new versions of some of our Rapid Application Development Products as well as our Database Management Products. Additionally, as a result of our purchase of AXS-One we expect to offer our integrated content archiving solutions through our distribution channels and accelerate direct and channel sales in fiscal 2010. The fiscal 2010 plan requires few additional strategic investments in sales, marketing or implementation services. We believe our fiscal 2010 plan will generate positive cash flow as a result of increased revenues for our Composer product lines and our integrated content archiving solutions.

Operating Cash Flow. For the first quarter of fiscal year 2010 cash used by operations was $3.1 million. This compares to cash flows provided by operations of $0.6 million for the first quarter of fiscal 2009. Cash flows used by operations for the first three months of fiscal 2010 principally resulted from a net loss of $2.2 million, an increase in accounts receivable of $2.4 million, a decrease in accounts payable of $0.7 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in other accrued liabilities of $0.1 million and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was an increase in deferred revenue of $2.1 million, a decrease in prepaid expenses and other current assets of $0.3 million, amortization of intangible assets of $0.5 million and stock based compensation expense of $0.2 million.

Cash flows provided by operations for the first three months of fiscal 2009 principally resulted from $0.4 million in net income from continuing operations, a decrease of $1.5 million in accounts receivable, an increase of $0.1 million in accounts payable and increase of $0.1 million in other long term liabilities, $0.2 million in amortization of intangible assets and $0.1 million of stock based compensation expense. Offsetting these amounts was a decrease of $0.5 million in accrued compensation and related expenses, a decrease of $1.2 million in deferred revenue and an increase of $0.2 million in other accrued liabilities.

Investing Cash Flows. Cash provided in investing activities was $0.1 million for the first three months of fiscal 2010 and was primarily the result of cash acquired through the acquisition of AXS-One.

Financing Cash Flows. Net cash used in financing activities for the first three months of fiscal 2010 was $147,000. Cash used in financing activities was the result of $147,000 of principal payments on debt obligations. Net cash used in financing activities for the first three months of fiscal 2009 was $2,000.

A summary of certain contractual obligations as July 31, 2009 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	$2,465	$1,785	$680	—	—
Estimated interest expense	76	65	11	—	—
Other liabilities	1,308	1,220	—	88	—
Capital leases	87	45	42	—	—
Operating leases	5,490	1,472	1,369	1,336	1,313
Total contractual cash obligations	$9,426	$4,587	$2,102	$1,424	$1,313

Other liabilities primarily includes contractual severance payments related to the AXS-One acquisition.

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

Unify’s stock began trading on the NASDAQ under the symbol UNFY on August 25, 2008. Previously the Company’s shares traded over-the-counter on the “bulletin board.” Even though the Company has moved to a larger exchange with the NASDAQ, we do not receive any analyst coverage, the Company’s shares are still thinly traded and our stock is considered to be a micro-cap stock. Our stock is therefore subject to greater price volatility than larger companies whose stock trades more actively.

Unify’s quarterly operating results have varied significantly in the past and we expect that they could vary significantly in the future. Such variations could result from the following factors: the size and timing of significant orders and their fulfillment; demand for our products; the quantity, timing and significance of our product enhancements and new product announcements or those of our competitors; our ability to integrate acquisitions; our ability to attract, integrate and retain key employees; seasonality; changes in our pricing or our competitors’; realignments of our organizational structure; changes in the level of our operating expenses; incurrence of extraordinary operating expenses, changes in our sales incentive plans; budgeting cycles of our customers; customer order deferrals in anticipation of enhancements or new products offered by us or our competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $3.0 million as of July 31, 2009. Unify had no short-term investments at July 31, 2009.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of July 31, 2009, there was no amount outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s operations in France, Germany, UK, Australia, Singapore and Canada. At July 31, 2009, the Company had $2.1 million in such payables denominated in Euros and U.S. dollars, and a total $4.3 million in receivables denominated in Euros, Canadian dollars, Australian dollars, Singapore dollars, U.S. dollars and pounds sterling. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2009, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: September 18, 2009	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)