Form 10-Q
period 2009-10-31
UNIFY CORP
filed 2009-12-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,121,857 shares of common stock, $0.001 par value, as of November 30, 2009.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2009 and April 30, 2009	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months	4
	ended October 31, 2009 and 2008

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months	5
	ended October 31, 2009 and 2008

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,215	$6,147
Accounts receivable, net	9,275	4,501
Prepaid expenses and other current assets	880	717
Total current assets	12,370	11,365

Property and equipment, net	437	472
Goodwill	17,670	6,425
Intangibles, net	10,401	2,720
Other assets, net	311	99
Total assets	$41,189	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$716	$685
Current portion of long term debt	1,733	1,663
Accrued compensation and related expenses	2,021	1,178
Other accrued liabilities	6,497	905
Deferred revenue	12,579	5,617
Total current liabilities	23,546	10,048

Long term debt, net	811	837
Other long term liabilities	1,469	893

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10	7
Additional paid-in capital	79,411	69,941
Accumulated other comprehensive income (loss)	105	(113)
Accumulated deficit	(64,163)	(60,532)
Total stockholders’ equity	15,363	9,303
Total liabilities and stockholders’ equity	$41,189	$21,081

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues:
Software licenses	$1,413	$1,987	$2,815	$3,549
Services	3,991	3,170	6,848	6,116
Migration solutions	1,683	644	1,936	1,163
Total revenues	7,087	5,801	11,599	10,828

Cost of Revenues:
Software licenses	51	89	145	139
Services	773	298	1,210	548
Migration solutions	653	358	716	518
Total cost of revenues	1,477	745	2,071	1,205
Gross profit	5,610	5,056	9,528	9,623

Operating Expenses:
Product development	1,749	682	3,152	1,431
Selling, general and administrative	5,127	3,342	9,944	6,722
Total operating expenses	6,876	4,024	13,096	8,153
Income (loss) from operations	(1,266)	1,032	(3,568)	1,470
Other income (expense), net	(76)	(151)	5	(166)
Income (loss) before income taxes	(1,342)	881	(3,563)	1,304
Provision for income taxes	58	156	66	188
Net income (loss)	$(1,400)	$725	$(3,629)	$1,116

Net income (loss) per share:
Basic	$(0.14)	$0.10	$(0.39)	$0.16
Dilutive	$(0.14)	$0.10	$(0.39)	$0.15

Shares used in computing net income (loss) per share:
Basic	10,119	6,981	9,243	6,981
Dilutive	10,119	7,605	9,243	7,666

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,629)	$1,116

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	122	86
Loss on disposal of equipment	-	2
Amortization of intangible assets	1,176	360
Amortization of discount on notes payable	19	24
Stock based compensation expense	326	291
Changes in operating assets and liabilities:
Accounts receivable	(4,033)	299
Prepaid expenses and other current assets	545	(115)
Other long term assets	15	-
Accounts payable	(1,360)	106
Accrued compensation and related expenses	(344)	(417)
Other accrued liabilities	(1,248)	325
Accrued acquisition costs	(16)	-
Deferred revenue	4,762	(1,261)
Other long term liabilities	(186)	26
Net cash provided by (used in) operating activities	(3,851)	842

Cash flows from investing activities:
Acquisition, net of cash acquired	59	-
Purchases of property and equipment	(29)	(151)
Payments on acquisition obligations	-	(110)
Net cash provided by (used in) investing activities	30	(261)

Cash flows from financing activities:
Borrowings on revolving line of credit	350	-
Principal payments under debt obligations	(716)	(11)
Net cash used in financing activities	(366)	(11)
Effect of exchange rate changes on cash	255	(384)
Net increase (decrease) in cash and cash equivalents	(3,932)	186
Cash and cash equivalents, beginning of period	6,147	2,692
Cash and cash equivalents, end of period	$2,215	$2,878
Supplemental cash flow information:
Cash paid during the period for:
Interest	$68	$42
Taxes	$11	$-

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$3	$-

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

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

For fixed price arrangements that require significant modification or customization of software, the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is measured by labor hours.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the Accounting Standards Codification (“Codification” or "ASC") as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supercedes all existing non-SEC accounting literature not included in the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Quarterly Report by providing a plain English approach when describing any new or updated authoritative guidance.

In May 2009, the FASB issued authoritative guidance for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. Issuers will be required to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. This guidance became effective for financial reporting periods ending after June 15, 2009. The Company evaluated its October 31, 2009 financial statements for subsequent events through December 11, 2009, the date the financial statements were available to be issued.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance will become effective for Unify beginning May 1, 2011, with earlier adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

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

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. As of October 31, 2009, royalty payments earned totaled $64,000. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

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

The goodwill of $11.0 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and AXS-One. All of the goodwill was assigned to Unify’s Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009.

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	4,285
Fair value of total consideration	$13,138

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	591
Other assets	679
Property, plant and equipment	132
Identifiable intangible assets	8,685
Financial liabilities	(5,616)
Deferred revenue	(2,493)
Total identifiable net assets	$2,095
Goodwill	11,043
$13,138

Acquisition related costs (included in selling, general and administrative expense in Unify's
statement of operations for six months ended October 31, 2009)	$611

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

The contingent consideration arrangement requires Unify to issue to the former holders of AXS-One convertible notes 0.35 shares of Unify common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. After the holders of AXS-One convertible notes have received in the aggregate 2,580,000 Unify shares (as adjusted to reflect stock splits, stock dividends and reverse stock splits of Unify) under the earn-out, the shares issued as the earn-out shall be distributed one-half to the holders of AXS-One convertible notes and one-half to the former management members until the management members have received 171,250 Unify shares under the earn-out. Thereafter, any additional Unify shares issued as earn-out shall be distributed solely to the holders of AXS-One convertible notes. There is no limit to the total number of shares that can be earned. The estimated number of shares that Unify will issue under the contingent consideration arrangement is 1,184,000. The fair value of the contingent consideration of $4.9 million is based on management’s estimate of both expected net license revenue and share price. The fair value of the contingent consideration is provisional pending the receipt of a final valuation.

Based on the receipt of a preliminary valuation, acquisition date provisional values were adjusted to decrease contingent consideration by $477,000, decrease identifiable intangible assets by $1,325,000, increase deferred revenue by $423,000 and increase goodwill by $1,271,000. The fair values of the contingent consideration, acquired identifiable intangible assets, deferred income tax liabilities and deferred revenue remain provisional pending the receipt of a final valuation. Intangible assets include technologies of $5.1 million, trademarks of $1.2 million, backlog of $0.1 million, and customer relationships of $2.3 million.

The amounts of AXS-One’s revenue and earnings included in the Company’s consolidated statement of operations for the six months ended October 31, 2009, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2009, or May 1, 2008, are:

(in thousands, except per share amounts)	Revenue	Net loss	Net loss per share
Actual from July 1, 2009 to October 31, 2009	$2,815	$(1,542)	$(0.15)
Supplemental pro forma from May 1, 2009 to October 31, 2009	$13,108	$(4,219)	$(0.42)
Supplemental pro forma from May 1, 2008 to October 31, 2008	$17,905	$(3,029)	$(0.43)

3. Stock Compensation Information

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the quarter ended October 31, 2009, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Cost of Sales	$5	$4	$8	$7
Product Development	32	21	61	43
Selling, General and Administrative	135	124	257	241
Total Equity-Based Compensation	$172	$149	$326	$291

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of October 31, 2009. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2010	$320
2011	630
2012	488
2013	200
2014	8
Total	$1,646

The cost above is expected to be recognized over a weighted-average period of 1.48 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the six months ended October 31, 2009 and 2008, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 93% and 89%; risk-free interest rates of 1.9% and 3.0% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the six months ended October 31, 2009 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2009	1,075,804	$3.93	7.22	$496,992
Granted	649,700	$2.82
Exercised	0	$-
Canceled or expired	(63,495)	$8.09
Outstanding at October 31, 2009	1,662,009	$3.34	7.52	$681,631

Exercisable at October 31, 2009	745,987	$3.10	6.24	$448,126

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended October 31, 2009 and October 31, 2008 was $0 for both periods. The total fair value of awards vested during the quarters ended October 31, 2009 and October 31, 2008 was $176,630 and $124,535, respectively.

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2009 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2009	460,464	$3.50
Granted	649,700	$1.49
Vested	(145,158)	$2.86
Canceled or expired	(48,984)	$2.50
Nonvested at October 31, 2009	916,022	$2.23

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2009 and April 30, 2009 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$17,670	$—	$17,670	—
Finite Lives:
Customer-related	3,836	(973)	2,863	4 to 10 years
Technology-based	7,633	(1,523)	6,110	3 to 6 years
Trademarks	1,500	(299)	1,201	4 to 5 years
Trade name	191	(123)	68	1 to 3 years
Backlog	90	(60)	30	0.5 years
Non-compete	96	(18)	78	3 to 5 years
Consulting agreement	125	(74)	51	1 to 1.3 years
Total	$31,141	$(3,070)	$28,071

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,425	$—	$6,425	—
Finite Lives:
Customer-related	1,536	(742)	794	4 to 5 years
Technology-based	2,395	(827)	1,568	3 to 4 years
Trademarks	300	(181)	119	4 years
Trade name	180	(107)	73	1 to 3 years
Non-compete	85	(7)	78	3 to 3.3 years
Consulting agreement	110	(22)	88	1 to 1.3 years
Total	$11,031	$(1,886)	$9,145

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the six months ended October 31, 2009, was $1,176,000. Amortization expense for the six months ended October 31, 2008, was $360,000. The estimated future amortization expense related to intangible assets as of October 31, 2009, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2010	$1,319
2011	2,357
2012	1,849
2013	1,330
2014	1,327
2015	1,119
Thereafter	1,100
Total	$10,401

Goodwill at October 31, 2009, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of October 31, 2009, there was $350,000 outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (5.5% as of October 31, 2009 and April 30, 2009).

6. Long-Term Debt

The Company’s debt consists of the following at October 31, 2009 and April 30, 2009 (in thousands):

	October 31,	April 30,
	2009	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$998	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011.	878	1,032

Note Payable, interest rate of 5%, payable in installments through May 2011.	250	—

ComVest Capital LLC credit facility, interest rate 5.5%, payable November 2010.	350	—

Capital leases payable, payable in monthly installments through September 2011.	77	97
	2,553	2,529
Less discount on notes payable, net	(9)	(29)
Less current portion	(1,733)	(1,663)
Total long term debt, net	$811	$837

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee generally may not retire before age 65 and must be employed at the time of retirement. As of October 31, 2009 and April 30, 2009 the amount of severance is $92,000 and $81,000, respectively. Also included in other long term liabilities as of October 31, 2009 and April 30, 2009 is $571,000 and $541,000, respectively, of deferred tax liabilities and $245,000 and $271,000 of deferred rent related to the Roseville, California office. Additionally, included in other long term liabilities as October 31, 2009, is $561,000 related to the purchase accounting valuation for the Rutherford, New Jersey office lease.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Deferred maintenance revenue beginning balance	$7,803	$5,218	$5,473	$6,130
Deferred maintenance revenue recognized during period	(3,562)	(2,889)	(6,142)	(5,745)
Deferred maintenance revenue of new maintenance contracts	4,082	2,484	8,992	4,428
Deferred maintenance revenue ending balance	$8,323	$4,813	$8,323	$4,813

9. Income Taxes

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

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2004. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the six months ended October 31, 2009.

In September 2008, the State of California suspended the ability to use net operating loss carry-forwards to offset taxable income for a two year period.

10. Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended October 31, 2009 and 2008 was $250,000 and ($203,000), respectively. A comprehensive gain (loss) on foreign currency translations for the six months ended October 31, 2009 and 2008 was $218,000 and ($194,000), respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the six months ended October 31, 2009, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 31,		October 31,
	2009	2008	2009	2008
Net income (loss)	$(1,400)	$725	$(3,629)	$1,116

Weighted average shares of common stock outstanding, basic	10,119	6,981	9,243	6,981
Effect of dilutive securities	-	624	-	685
Weighted average shares of common stock outstanding, diluted	10,119	7,605	9,243	7,666

Earnings (loss) per share of common stock:
Basic	$(0.14)	$0.10	$(0.39)	$0.16
Diluted	$(0.14)	$0.10	$(0.39)	$0.15

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 258,799 and common stock warrants of 354,242 as of October 31, 2009. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 545,558 for the six months ended October 31, 2009.

13. Subsequent Event

Stock Repurchase Plan. On December 1, 2009, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to 300,000 shares of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases under the program will be funded from available working capital. The program may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. No shares have been repurchased as of the date of this report.

14. Segment Information

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

For the second quarter of fiscal 2010 and 2009, total revenue from the United States was $3.0 million and $1.6 million, respectively. Total revenue from all other countries was $4.1 million in the second quarter of fiscal 2010 and $4.2 million for the second quarter of fiscal 2009. Total long-lived assets as of October 31, 2009 and April 30, 2009, for the United States, was $26.7 million and $9.6 million, respectively. Total long-lived assets in all other countries were $2.1 million as of October 31, 2009 and $68,000 as of April 30, 2009.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2009 segment information has been reclassified to conform to the fiscal 2010 presentation.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Total Revenues:
Database and Development Products	$3,672	$5,157	$6,847	$9,665
Integrated Content Archiving Solutions	1,732	-	2,816	-
Modernization and Migration Solutions	1,683	644	1,936	1,163
Total Revenues	$7,087	$5,801	$11,599	$10,828

Cost of Revenue:
Database and Development Products	$252	$387	$602	$687
Integrated Content Archiving Solutions	572	-	753	-
Modernization and Migration Solutions	653	358	716	518
Total Cost of Revenues	$1,477	$745	$2,071	$1,205

Gross Profit:
Database and Development Products	$3,420	$4,770	$6,245	$8,978
Integrated Content Archiving Solutions	1,160	-	2,063	-
Modernization and Migration Solutions	1,030	286	1,220	645
Total Gross Profit	$5,610	$5,056	$9,528	$9,623

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

For fixed price arrangements that require significant modification or customization of software, the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is measured by labor hours.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues:
Software licenses	19.9%	34.3%	24.3%	32.8%
Services	56.3%	54.6%	59.0%	56.5%
Migration solutions	23.8%	11.1%	16.7%	10.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	0.7%	1.5%	1.3%	1.3%
Services	10.9%	5.1%	10.4%	5.1%
Migration solutions	9.2%	6.2%	6.2%	4.8%
Total cost of revenues	20.8%	12.8%	17.9%	11.2%

Gross profit	79.2%	87.2%	82.1%	88.8%

Operating Expenses:
Product development	24.7%	11.8%	27.2%	13.2%
Selling, general and administrative	72.3%	57.6%	85.7%	62.1%
Total operating expenses	97.0%	69.4%	112.9%	75.3%
Income (loss) from operations	(17.8)%	17.8%	(30.8)%	13.6%
Other income (expense), net	(1.1)%	(2.6)%	0.1%	(1.5)%
Income (loss) before income taxes	(18.9)%	15.2%	(30.7)%	12.1%
Provision for income taxes	0.8%	2.7%	0.6%	1.7%
Net income (loss)	(19.7)%	12.5%	(31.3)%	10.4%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States, Asia Pacific, Europe and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the second quarter of fiscal 2010 were $7.1 million, an increase of $1.3 million from the second quarter of fiscal 2009. This represents an increase of 22% from the second quarter of fiscal 2009 revenues of $5.8 million. While the Company continued to feel the impact of the world-wide slowdown in the economic environment in the second quarter of 2010 there was a noticeable increase in sales activity in most parts of the world compared to the first quarter of 2010. While total revenue in the second quarter was up compared to the first quarter, the Company is not experiencing as large a number of high dollar value orders being placed as it has in prior years. Late in the second quarter of 2010 the Company released a new version of its Team Developer product. We expect sales of this product to increase during the remainder of the fiscal year. Total software license revenues in the second quarter of fiscal 2010 were $1.4 million, a decrease of $0.6 million from the second quarter of fiscal 2009. This represents a decrease of 29% over the second quarter of fiscal 2009 revenues of $2.0 million. Total services revenues in the second quarter of fiscal 2010 and 2009 were $4.0 million and $3.2 million, respectively. The increase in services revenue primarily related to the services revenue generated by AXS-One. Total migration solutions revenue in the second quarter of fiscal 2010 was $1.7 million compared to $0.6 million for the second quarter of fiscal 2009. The increase in migration solutions revenue was primarily related to a multi-million dollar database migration project for a governmental entity.

For the second quarter of fiscal 2010 and 2009, total revenues from the United States were 43% and 28% of total revenues, respectively. Total revenue from the United States in absolute dollars was $3.0 million for the second quarter of fiscal 2010 and $1.6 million for the second quarter of fiscal 2009. Total revenue from all other countries was $4.1 million in the second quarter of fiscal 2010 and $4.2 million for the second quarter of fiscal 2009. On a percentage basis, revenue from other countries was 57% for the second quarter of fiscal 2010 and 72% for fiscal 2009.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $51,000 and $89,000 for the second quarter of fiscal 2010 and fiscal 2009, respectively. The decrease in cost of software licenses represents a decrease in software royalty payments. For the first six months ended October 31, 2009 and 2008, cost of software licenses was $145,000 and $139,000, respectively.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and services. Cost of services was $773,000 and $298,000 for the second quarter of fiscal 2010 and fiscal 2009, respectively. For the first six months ended October 31, 2009 and 2008, cost of services was $1,210,000 and $548,000, respectively. The increase in cost of services for both the three months and six months ended October 31, 2009 was due primarily to the addition of AXS-One employees.

Cost of Migration Solutions. Cost of migration solutions consists primarily of both expenses associated with employees involved in migration projects and also expenses related to third party assistance. Cost of migration solutions was $653,000 and $358,000 for the second quarter of fiscal 2010 and fiscal 2009, respectively. For the six months ended October 31, 2009 and 2008, cost of migration solutions was $716,000 and $518,000, respectively. The increase in cost of migration solutions for both the three and six months ended October 31, 2009 was primarily due to a large migration project in the current year.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the second quarter of fiscal 2010 were $1.7 million compared to $0.7 million in the same period of fiscal 2009. For the six months ended October 31, 2009 and 2008, product development expenses were $3.2 million and $1.4 million, respectively. The increase in product development expenses in fiscal 2010 was primarily the result of expenses related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $5.1 million in the second quarter of fiscal 2010 and $3.3 million for the second quarter of fiscal 2009. The major components of SG&A for the second quarter of fiscal 2010 were sales expenses of $2.6 million, marketing expenses of $0.4 million and general and administrative expenses of $2.1 million. For the second quarter of fiscal 2009, the major components of SG&A were sales expenses of $1.6 million, marketing expenses of $0.3 million and general and administrative expenses of $1.4 million. In the six months ended October 31, 2009 and 2008, our SG&A expenses were $9.9 million and $6.7 million, respectively. The major components of SG&A for the six month period ended October 31, 2009 were sales expenses of $4.8 million, marketing expenses of $0.7 million and general and administrative expenses of $4.4 million. The major components of SG&A for the six month period ended October 31, 2008 were sales expenses of $3.3 million, marketing expenses of $0.5 million and general and administrative expenses of $2.9 million. The increase in SG&A expenses in fiscal 2010 was primarily the result of expenses incurred related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and other income. Interest expense for the second quarter of fiscal 2010 and 2009 was $66,000 and $41,000, respectively. For the six months ended October 31, 2009 and 2008, interest expense was $124,000 and $87,000, respectively. Interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the November 2006 acquisition of Gupta Technologies LLC and the acquisition of CipherSoft Inc., plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Foreign exchange rate losses for the second quarter of fiscal 2010 were $13,000. Foreign exchange rate losses in the second quarter of fiscal 2009 were $119,000. Foreign exchange rate gains for the six months ended October 31, 2009 were $64,000. Foreign exchange rate losses for the six months ended October 31, 2008 were $110,000. Other income for the second quarter of fiscal 2010 and 2009 was $1,000 and $0, respectively. Other income for the six months ended October 31, 2009 was $61,000. Other income for the six months ended October 31, 2008 was $19,000.

Provision for Income Taxes. For the second quarter of fiscal 2010, the Company recorded $58,000 in foreign withholding tax expense. For the second quarter of fiscal 2009, the Company recorded $156,000 in federal and state income tax expenses. For the six months ended October 31, 2009 the Company recorded $66,000 in foreign withholding tax expense. For the six months ended October 31, 2008, the Company recorded $188,000 in federal and state income tax expenses.

Liquidity and Capital Resources

At October 31, 2009, the Company had cash and cash equivalents of $2.2 million, compared to $6.1 million at April 30, 2009. The decrease in cash from April 30, 2009 to October 31, 2009 was primarily the result of payments on obligations related to the June 30, 2009 acquisition of AXS-One. The Company had net accounts receivable of $9.3 million as of October 31, 2009, and $4.5 million as of April 30, 2009.

As of October 31, 2009 the Company has various notes payable outstanding in the amount of $2.1 million of which $1.7 million is current. The notes payable all have an interest rate of 5%. The Company also has a $2.5 million revolving line of credit with an interest rate of prime plus 2.25% which has a maturity date of November 30, 2010. As of October 31, 2009 there is $350,000 outstanding on the revolving line of credit.

We believe the existing cash balance of $2.2 million as of October 31, 2009, along with forecasted operating cash flows and the revolver credit facility, will provide us with sufficient working capital for us to meet our operating needs for the next 12 months. Our operating plan assumes normal operations for the Company and the required debt service payments.

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

Operating Cash Flow. For the first six months of fiscal year 2010 cash used by operations was $3.9 million. This compares to cash flows provided by operations of $0.8 million for the first six months of fiscal 2009. Cash flows used by operations for the first six months of fiscal 2010 principally resulted from a net loss of $3.6 million, an increase in accounts receivable of $4.0 million, a decrease in accounts payable of $1.4 million, a decrease in accrued compensation and related expenses of $0.3 million, a decrease in other accrued liabilities of $1.2 million, and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was an increase in deferred revenue of $4.8 million, a decrease in prepaid expenses and other current assets of $0.5 million, amortization of intangible assets of $1.2 million, depreciation of $0.1 million and stock based compensation expense of $0.3 million.

Cash flows provided by operations for the first six months of fiscal 2009 principally resulted from $1.1 million in net income, amortization of intangible assets of $0.4 million, stock based compensation expense of $0.3 million, a decrease of $0.3 million in accounts receivable, an increase of $0.1 million in accounts payable and an increase of $0.3 million in other accrued liabilities. Offsetting these amounts was an increase of $0.1 million of prepaid expenses and other current assets, a decrease of $0.4 million of accrued compensation and related expenses and a decrease of $1.3 million in deferred revenue.

Investing Cash Flows. Cash flow from investing activities was $30,000 for the first six months of fiscal 2010 and was primarily the result of cash gained in the acquisition of AXS-One. Net cash used in investing activities for the first six months of fiscal 2009 was $261,000 and was the result of the purchase of property and equipment of $151,000 and payments on acquisition obligations of $110,000.

Financing Cash Flows. Net cash used in financing activities for the first six months of fiscal 2010 was $366,000. Cash from financing activities was the result of proceeds from debt obligations of $350,000. Offsetting this amount was $716,000 of principal payments on debt obligations. Net cash used in financing activities for the first six months of fiscal 2009 was $11,000.

A summary of certain contractual obligations as October 31, 2009 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Long-term debt	$2,476	$1,688	$788	—	—
Estimated interest expense	50	46	4	—	—
Other liabilities	1,086	994	—	92	—
Capital leases	77	45	32	—	—
Operating leases	5,115	1,457	2,671	697	290
Total contractual cash obligations	$8,804	$4,230	$3,495	$789	$290

Other liabilities primarily include contractual severance payments related to the AXS-One acquisition.

Stock Repurchase Plan. On December 1, 2009, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to 300,000 shares of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases under the program will be funded from available working capital. The program may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. No shares have been repurchased as of the date of this report.

Volatility of Stock Price and General Risk Factors Affecting Quarterly Results

Unify’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Unify or its competitors; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; developments in our relationships with our customers, distributors and suppliers; legal proceedings brought against the Company or its officers; significant changes in our senior management team; and our proposed stock repurchase program. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $2.2 million as of October 31, 2009. Unify had no short-term investments at October 31, 2009.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of October 31, 2009, there was $350,000 outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on intercompany accounts receivable and intercompany accounts payable related to activities with the Company’s operations in France, Germany, UK, Australia, Singapore and Canada. At October 31, 2009, the Company had $2.2 million in such payables denominated in Euros and U.S. dollars, and a total $5.0 million in receivables denominated in Euros, Canadian dollars, U.S. dollars and pounds sterling. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses on intercompany balances in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2009, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: December 11, 2009	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)