Form 10-Q
period 2010-01-31
UNIFY CORP
filed 2010-03-05
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,122,708 shares of common stock, $0.001 par value, as of January 31, 2010.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2010 and	3
	April 30, 2009

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	4
	months ended January 31, 2010 and 2009

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	5
	ended January 31, 2010 and 2009

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,316	$6,147
Accounts receivable, net	8,668	4,501
Prepaid expenses and other current assets	1,297	717
Total current assets	12,281	11,365

Property and equipment, net	400	472
Goodwill	16,152	6,425
Intangibles, net	9,736	2,720
Other assets, net	296	99
Total assets	$38,865	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$738	$685
Current portion of long term debt	1,854	1,663
Accrued compensation and related expenses	1,647	1,178
Other accrued liabilities	4,407	905
Deferred revenue	11,958	5,617
Total current liabilities	20,604	10,048

Long term debt, net	252	837
Other long term liabilities	1,436	893

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10	7
Additional paid-in capital	79,418	69,941
Accumulated other comprehensive income (loss)	245	(113)
Accumulated deficit	(63,100)	(60,532)
Total stockholders’ equity	16,573	9,303
Total liabilities and stockholders’ equity	$38,865	$21,081

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues:
Software licenses	$3,354	$1,737	$6,169	$5,286
Services	4,228	2,753	11,075	8,869
Migration solutions	1,040	718	2,976	1,881
Total revenues	8,622	5,208	20,220	16,036

Cost of Revenues:
Software licenses	140	33	229	172
Services	1,020	239	2,212	787
Migration solutions	625	315	1,414	833
Total cost of revenues	1,785	587	3,855	1,792
Gross profit	6,837	4,621	16,365	14,244

Operating Expenses:
Product development	1,749	631	4,901	2,062
Selling, general and administrative	3,878	2,712	13,822	9,434
Total operating expenses	5,627	3,343	18,723	11,496
Income (loss) from operations	1,210	1,278	(2,358)	2,748
Other income (expense), net	(92)	(40)	(87)	(206)
Income (loss) before income taxes	1,118	1,238	(2,445)	2,542
Provision for income taxes	56	153	122	341
Net income (loss)	$1,062	$1,085	$(2,567)	$2,201

Net income (loss) per share:
Basic	$0.10	$0.16	$(0.27)	$0.32
Dilutive	$0.10	$0.15	$(0.27)	$0.29

Shares used in computing net income (loss) per share:
Basic	10,123	6,981	9,536	6,981
Dilutive	10,601	7,334	9,536	7,592

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,567)	$2,201
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	176	135
Loss on disposal of equipment	-	2
Amortization of intangible assets	1,861	539
Amortization of discount on notes payable	25	35
Stock based compensation expense	471	448
Changes in operating assets and liabilities:
Accounts receivable	(3,457)	(121)
Prepaid expenses and other current assets	(122)	(144)
Other long term assets	20	-
Accounts payable	(1,337)	(202)
Accrued compensation and related expenses	(26)	(543)
Other accrued liabilities	(2,161)	186
Accrued acquisition costs	(46)	-
Deferred revenue	4,178	(566)
Other long term liabilities	(216)	23
Net cash provided by (used in) operating activities	(3,201)	1,993

Cash flows from investing activities:
Acquisition, net of cash acquired	37	(491)
Purchases of property and equipment	(34)	(165)
Payments on acquisition obligations	-	(110)
Net cash provided by (used in) investing activities	3	(766)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	1
Payments on revolver	-	(1,000)
Borrowings on revolving line of credit	350	1,000
Principal payments under debt obligations	(1,175)	(22)
Net cash used in financing activities	(816)	(21)
Effect of exchange rate changes on cash	183	(396)
Net increase (decrease) in cash and cash equivalents	(3,831)	810
Cash and cash equivalents, beginning of period	6,147	2,692
Cash and cash equivalents, end of period	$2,316	$3,502
Supplemental cash flow information:
Cash paid during the period for:
Interest	$93	$66
Taxes	$22	$130

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$3	$52

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

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

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. As of January 31, 2010, royalty payments earned totaled $118,000. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

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

The goodwill of $9.5 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and AXS-One. All of the goodwill was assigned to Unify’s Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands):

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	2,732
Fair value of total consideration	$11,585

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	591
Other assets	679
Property, plant and equipment	132
Identifiable intangible assets	8,685
Financial liabilities	(5,616)
Deferred revenue	(2,493)
Total identifiable net assets	$2,095
Goodwill	9,490
$11,585

Acquisition related costs (included in selling, general and administrative expense in Unify's statement
of operations for the nine months ended January 31, 2010)	$611

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

The contingent consideration arrangement requires Unify to issue to the former holders of AXS-One convertible notes 0.35 shares of Unify common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. After the holders of AXS-One convertible notes have received in the aggregate 2,580,000 Unify shares (as adjusted to reflect stock splits, stock dividends and reverse stock splits of Unify) under the earn-out, the shares issued as the earn-out shall be distributed one-half to the holders of AXS-One convertible notes and one-half to the former management members until the management members have received 171,250 Unify shares under the earn-out. Thereafter, any additional Unify shares issued as earn-out shall be distributed solely to the holders of AXS-One convertible notes. There is no limit to the total number of shares that can be earned. The estimated number of shares that Unify will issue under the contingent consideration arrangement is 855,000. The fair value of the contingent consideration of $2.7 million is based on management’s estimate of both expected net license revenue and share price. The fair value of the contingent consideration is provisional pending the receipt of a final valuation.

Based on the receipt of a preliminary valuation, acquisition date provisional values were adjusted to decrease contingent consideration by $2,030,000, decrease identifiable intangible assets by $1,325,000, increase deferred revenue by $423,000 and decrease goodwill by $282,000. The fair values of the contingent consideration, acquired identifiable intangible assets, deferred income tax liabilities and deferred revenue remain provisional pending the receipt of a final valuation. Intangible assets include technologies of $5.1 million, trademarks of $1.2 million, backlog of $0.1 million, and customer relationships of $2.3 million.

The amounts of AXS-One’s revenue and earnings included in the Company’s consolidated statement of operations for the nine months ended January 31, 2010, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2009, or May 1, 2008, are:

(in thousands, except per share amounts)	Revenue	Net loss	Net loss per share
Actual from July 1, 2009 to January 31, 2010	$6,038	$(573)	$(0.06)
Supplemental pro forma from May 1, 2009 to January 31, 2010	$21,729	$(3,157)	$(0.32)
Supplemental pro forma from May 1, 2008 to January 31, 2009	$25,565	$(4,814)	$(0.69)

3. Stock Compensation Information

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the quarter ended January 31, 2010, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Cost of Sales	$5	$3	$13	$10
Product Development	31	22	90	65
Selling, General and Administrative	112	132	368	373
Total Equity-Based Compensation	$148	$157	$471	$448

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of January 31, 2010. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2010	$154
2011	606
2012	504
2013	202
2014	10
Total	$1,476

The cost above is expected to be recognized over a weighted-average period of 1.34 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the nine months ended January 31, 2010 and 2009, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 93% and 95%; risk-free interest rates of 1.9% and 1.5% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the nine months ended January 31, 2010 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2009	1,075,804	$3.93	7.22	$496,992
Granted	655,300	$2.82
Exercised	(5,911)	$1.47
Canceled or expired	(89,675)	$6.57
Outstanding at January 31, 2010	1,635,518	$3.55	7.29	$781,275

Exercisable at January 31, 2010	781,437	$3.17	6.17	$509,424

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended January 31, 2010 and January 31, 2009 was $8,596 and $0, respectively. The total fair value of awards vested during the quarters ended January 31, 2010 and January 31, 2009 was $162,357 and $158,554, respectively.

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2010 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2009	460,464	$3.50
Granted	655,300	$1.49
Vested	(208,469)	$2.56
Canceled or expired	(53,214)	$2.56
Nonvested at January 31, 2010	854,081	$2.19

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2010 and April 30, 2009 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
January 31, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$16,152	$—	$16,152	—
Finite Lives:
Customer-related	3,836	(1,108)	2,728	4 to 10 years
Technology-based	7,650	(1,924)	5,726	3 to 6 years
Trademarks	1,500	(378)	1,122	4 to 5 years
Trade name	192	(131)	61	1 to 3 years
Backlog	90	(90)	-	0.5 years
Non-compete	97	(24)	73	3 to 5 years
Consulting agreement	126	(100)	26	1 to 1.3 years
Total	$29,643	$(3,755)	$25,888

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,425	$—	$6,425	—
Finite Lives:
Customer-related	1,536	(742)	794	4 to 5 years
Technology-based	2,395	(827)	1,568	3 to 4 years
Trademarks	300	(181)	119	4 years
Trade name	180	(107)	73	1 to 3 years
Non-compete	85	(7)	78	3 to 3.3 years
Consulting agreement	110	(22)	88	1 to 1.3 years
Total	$11,031	$(1,886)	$9,145

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the nine months ended January 31, 2010, was $1,860,843. Amortization expense for the nine months ended January 31, 2009, was $539,000. The estimated future amortization expense related to intangible assets as of January 31, 2010, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2010	$638
2011	2,366
2012	1,856
2013	1,330
2014	1,327
2015	1,119
Thereafter	1,100
Total	$9,736

Goodwill at January 31, 2010, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:
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

5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of January 31, 2010, there was $350,000 outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (5.5% as of January 31, 2010 and April 30, 2009).

6. Long-Term Debt

The Company’s debt consists of the following at January 31, 2010 and April 30, 2009 (in thousands):

	January 31,	April 30,
	2010	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$698	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011.	742	1,032

Note Payable, interest rate of 5%, payable in installments through May 2011.	250	—

ComVest Capital LLC credit facility, interest rate 5.5%, payable November 2010.	350	—

Note Payable, payable in installments through December 2011.	5	—

Capital leases payable, payable in monthly installments through September 2011.	65	97
	2,110	2,529
Less discount on notes payable, net	(4)	(29)
Less current portion	(1,854)	(1,663)
Total long term debt, net	$252	$837

7. Other Long-Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee generally may not retire before age 65 and must be employed at the time of retirement. As of January 31, 2010 and April 30, 2009 the amount of severance is $87,000 and $81,000, respectively. Also included in other long term liabilities as of January 31, 2010 and April 30, 2009 is $677,000 and $541,000, respectively, of deferred tax liabilities and $232,000 and $271,000 of deferred rent related to the Roseville, California office. Additionally, included in other long term liabilities as January 31, 2010, is $441,000 related to the purchase accounting valuation for the Rutherford, New Jersey office lease.

8. Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts at the customers’ option, generally annually thereafter. These maintenance contracts are priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Deferred maintenance revenue beginning balance	$8,323	$4,813	$5,473	$6,130
Deferred maintenance revenue recognized during period	(3,826)	(2,724)	(9,968)	(8,469)
Deferred maintenance revenue of new maintenance contracts	5,387	3,784	14,379	8,212
Deferred maintenance revenue ending balance	$9,884	$5,873	$9,884	$5,873

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense in the nine months ended January 31, 2010.

In September 2008, the State of California suspended the ability to use net operating loss carry-forwards to offset taxable income for a two year period.

10. Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended January 31, 2010 and 2009 was $139,000 and ($31,000), respectively. A comprehensive gain (loss) on foreign currency translations for the nine months ended January 31, 2010 and 2009 was $358,000 and ($225,000), respectively.

11. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

12. Stock Repurchase Plan

On December 1, 2009, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to 300,000 shares of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases under the program will be funded from available working capital. The program may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. No shares were repurchased during the quarter ended January, 31, 2010.

13. Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the nine months ended January 31, 2010, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 31,		January 31,
	2010	2009	2010	2009
Net income (loss)	$1,062	$1,085	$(2,567)	$2,201

Weighted average shares of common stock outstanding, basic	10,123	6,981	9,536	6,981
Effect of dilutive securities	478	353	-	611
Weighted average shares of common stock outstanding, diluted	10,601	7,334	9,536	7,592

Earnings (loss) per share of common stock:
Basic	$0.10	$0.16	$(0.27)	$0.32
Diluted	$0.10	$0.15	$(0.27)	$0.29

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 248,706 and common stock warrants of 262,685 as of January 31, 2010. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 548,482 for the nine months ended January 31, 2010.

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

For the third quarter of fiscal 2010 and 2009, total revenue from the United States was $5.0 million and $1.7 million, respectively. Total revenue from all other countries was $3.6 million in the third quarter of fiscal 2010 and $3.5 million for the third quarter of fiscal 2009. Total long-lived assets as of January 31, 2010 and April 30, 2009, for the United States, was $24.5 million and $9.6 million, respectively. Total long-lived assets in all other countries were $2.1 million as of January 31, 2010 and $68,000 as of April 30, 2009.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2009 segment information has been reclassified to conform to the fiscal 2010 presentation.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Total Revenues:
Database and Development Products	$4,361	$4,490	$11,207	$14,155
Integrated Content Archiving Solutions	3,221	-	6,038	-
Modernization and Migration Solutions	1,040	718	2,975	1,881
Total Revenues	$8,622	$5,208	$20,220	$16,036

Cost of Revenue:
Database and Development Products	$326	$272	$853	$959
Integrated Content Archiving Solutions	834	-	1,588	-
Modernization and Migration Solutions	625	315	1,414	833
Total Cost of Revenues	$1,785	$587	$3,855	$1,792

Gross Profit:
Database and Development Products	$4,035	$4,218	$10,354	$13,196
Integrated Content Archiving Solutions	2,387	-	4,450	-
Modernization and Migration Solutions	415	403	1,561	1,048
Total Gross Profit	$6,837	$4,621	$16,365	$14,244

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

Overview

Unify (the “Company”, “we”, “us” or “our”) is a global provider of application development, data management, migration and archiving software solutions. Our software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications, data and electronically stored information. Our archiving solutions meet an organization’s requirement to archive, discover and preserve electronically stored information for eDiscovery, regulatory compliance, global email access and storage savings.

The Company sells and markets application development and database software and services, integrated content archiving solutions and modernization solutions through three segments. The segments are the Database and Development Products (“DDP”), Integrated Content Archiving Solutions and our Modernization & Migration Solutions.

Unify’s customers include corporate information technology (“IT”) and legal departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with offices in New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell products directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries.

Our application modernization solutions help organizations migrate and maximize investments in their existing applications and data. Our Modernization and Migration Solutions, and Software products are built to increase productivity, eliminate risk and substantially reduce time and costs. Our application development and data management software products include Team Developer, SQLBase, SQLBase Treasury, NXJ, DataServer, VISION and ACCELL. Our Modernization and Migration Solutions include Composer™ Notes which delivers a like-for-like migration of Lotus Notes applications to the Microsoft .NET platform, Composer Sabertooth™ which speeds the conversion of Team Developer or SQLWindows applications to Microsoft .NET, Composer CipherSoft which automatically converts Oracle Forms and PL/SQL code to Java and Composer Mainframe which delivers automation migration of legacy COBOL, Ideal and Natural code to modern code and relational databases through best of breed partnerships with Ateras Inc and Information Analysis Inc. We also have an integrated content archiving and eDiscovery software solution, the Unify Archive Platform ™, which enables organizations to securely capture, index, archive, retrieve, review, share, search, supervise and manage the retention, disposition, preservation and destruction of electronic records.

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

Account Receivable and Allowance for Doubtful Accounts

We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories as well as the age of the account receivable. Historically, bad debt losses have not differed materially from our estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues:
Software licenses	38.9%	33.3%	30.5%	33.0%
Services	49.0%	52.9%	54.8%	55.3%
Migration solutions	12.1%	13.8%	14.7%	11.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	1.6%	0.6%	1.1%	1.1%
Services	11.8%	4.6%	10.9%	4.9%
Migration solutions	7.2%	6.0%	7.0%	5.2%
Total cost of revenues	20.6%	11.2%	19.0%	11.2%

Gross profit	79.4%	88.8%	81.0%	88.8%

Operating Expenses:
Product development	20.3%	12.1%	24.2%	12.9%
Selling, general and administrative	45.0%	52.1%	68.4%	58.8%
Total operating expenses	65.3%	64.2%	92.6%	71.7%
Income (loss) from operations	14.1%	24.6%	(11.6)%	17.1%
Other income (expense), net	(1.1)%	(0.8)%	(0.4)%	(1.3)%
Income (loss) before income taxes	13.0%	23.8%	(12.0)%	15.8%
Provision for income taxes	0.7%	2.9%	0.6%	2.1%
Net income (loss)	12.3%	20.9%	(12.6)%	13.7%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States, Asia Pacific, Europe and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the third quarter of fiscal 2010 were $8.6 million, an increase of $3.4 million from the third quarter of fiscal 2009. This represents an increase of 65% from the third quarter of fiscal 2009 revenues of $5.2 million. Total revenues for the nine months ended fiscal 2010 were $20.2 million, an increase of $4.2 million. This represents an increase of 26% over the nine month period of fiscal 2009 revenues of $16.0 million. While the Company continued to feel the impact of the world-wide slowdown in the economic environment in the third quarter of 2010 there was a noticeable increase in sales activity in most parts of the world compared to the first and second quarters of 2010. While total revenue in the third quarter was up compared to the first and second quarters, the Company is still not experiencing as large a number of high dollar value orders being placed as it has in prior years. Late in the second quarter of 2010 the Company released a new version of its Team Developer product and as a result we saw an increase in Team Developer sales in the third quarter. Total software license revenues in the third quarter of fiscal 2010 were $3.4 million, an increase of $1.7 million from the third quarter of fiscal 2009. This represents an increase of 93% over the third quarter of fiscal 2009 revenues of $1.7 million. Total software license revenues for the nine months ended fiscal 2010 were $6.1 million, an increase of $0.8 million. This represents an increase of 15% over the nine month period of fiscal 2009 revenues of $5.3 million. Total services revenues in the third quarter of fiscal 2010 and 2009 were $4.2 million and $2.8 million, respectively. Total services revenues for the nine months ended fiscal 2010 were $11.1 million, an increase of $2.3 million. This represents an increase of 26% over the nine month period of fiscal 2009 revenues of $8.8 million. The increase in services revenue primarily related to the services revenue generated by AXS-One. Total migration solutions revenue in the third quarter of fiscal 2010 was $1.0 million compared to $0.7 million for the third quarter of fiscal 2009. Total migration solutions revenue for the nine months ended fiscal 2010 were $3.0 million, an increase of $1.1 million. This represents an increase of 58% over the nine month period of fiscal 2009 revenues of $1.9 million. The increase in migration solutions revenue was primarily related to a multi-million dollar database migration project for a governmental entity.

For the third quarter of fiscal 2010 and 2009, total revenues from the United States were 58% and 33% of total revenues, respectively. Total revenue from the United States in absolute dollars was $5.0 million for the third quarter of fiscal 2010 and $1.7 million for the third quarter of fiscal 2009. The increase is primarily due to the recognition of revenue on two large US based projects. Additionally, AXS-One has historically had a high percentage of total revenue from the United States. Total revenue from all other countries was $3.6 million in the third quarter of fiscal 2010 and $3.5 million for the third quarter of fiscal 2009. On a percentage basis, revenue from other countries was 42% for the third quarter of fiscal 2010 and 67% for fiscal 2009.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $140,000 and $33,000 for the third quarter of fiscal 2010 and fiscal 2009, respectively. The increase in cost of software licenses represents an increase in software royalty payments. For the first nine months ended January 31, 2010 and 2009, cost of software licenses was $229,000 and $172,000, respectively.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and third party consulting services. Cost of services was $1,020,000 and $239,000 for the third quarter of fiscal 2010 and fiscal 2009, respectively. For the nine months ended January 31, 2010 and 2009, cost of services was $2,212,000 and $787,000, respectively. The increase in cost of services for both the three months and nine months ended January 31, 2010 was due primarily to the addition of AXS-One employees.

Cost of Migration Solutions. Cost of migration solutions consists primarily of both expenses associated with employees involved in migration projects and also expenses related to third party assistance. Cost of migration solutions was $625,000 and $315,000 for the third quarter of fiscal 2010 and fiscal 2009, respectively. For the nine months ended January 31, 2010 and 2009, cost of migration solutions was $1,414,000 and $833,000, respectively. The increase in cost of migration solutions for both the three and nine months ended January 31, 2010 was primarily due to a large database migration project in the current year.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the third quarter of fiscal 2010 were $1.7 million compared to $0.6 million in the same period of fiscal 2009. For the nine months ended January 31, 2010 and 2009, product development expenses were $4.9 million and $2.1 million, respectively. The increase in product development expenses in fiscal 2010 was primarily the result of expenses related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $3.9 million in the third quarter of fiscal 2010 and $2.7 million for the third quarter of fiscal 2009. The major components of SG&A for the third quarter of fiscal 2010 were sales expenses of $1.8 million, marketing expenses of $0.4 million and general and administrative expenses of $1.7 million. For the third quarter of fiscal 2009, the major components of SG&A were sales expenses of $1.3 million, marketing expenses of $0.2 million and general and administrative expenses of $1.2 million. In the nine months ended January 31, 2010 and 2009, our SG&A expenses were $13.8 million and $9.4 million, respectively. The major components of SG&A for the nine month period ended January 31, 2010 were sales expenses of $6.7 million, marketing expenses of $1.0 million and general and administrative expenses of $6.1 million. The major components of SG&A for the nine month period ended January 31, 2009 were sales expenses of $4.6 million, marketing expenses of $0.7 million and general and administrative expenses of $4.1 million. The increase in SG&A expenses in fiscal 2010 was primarily the result of expenses incurred related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense, foreign exchange gains and losses and other income. Interest expense for the third quarter of fiscal 2010 and 2009 was $71,000 and $48,000, respectively. For the nine months ended January 31, 2010 and 2009, interest expense was $195,000 and $135,000, respectively. Interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the November 2006 acquisition of Gupta Technologies LLC and the acquisition of CipherSoft Inc., plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Foreign exchange rate losses for the third quarter of fiscal 2010 were $22,000. Foreign exchange rate losses in the third quarter of fiscal 2009 were $21,000. Foreign exchange rate gains for the nine months ended January 31, 2010 were $42,000. Foreign exchange rate losses for the nine months ended January 31, 2009 were $132,000. Other income for the third quarter of fiscal 2010 and 2009 was $0 for both periods. Other income for the nine months ended January 31, 2010 was $61,000. Other income for the nine months ended January 31, 2009 was $19,000.

Provision for Income Taxes. For the third quarter of fiscal 2010, the Company recorded $56,000 in federal and state income tax expenses. For the third quarter of fiscal 2009, the Company recorded $153,000 in federal and state income tax expenses. For the nine months ended January 31, 2010 the Company recorded $122,000 in federal and state income tax expenses. For the nine months ended January 31, 2009, the Company recorded $341,000 in federal and state income tax expenses.

Liquidity and Capital Resources

At January 31, 2010, the Company had cash and cash equivalents of $2.3 million, compared to $6.1 million at April 30, 2009. The decrease in cash from April 30, 2009 to January 31, 2010 was primarily the result of payments on obligations related to the June 30, 2009 acquisition of AXS-One. The Company had net accounts receivable of $8.4 million as of January 31, 2010, and $4.5 million as of April 30, 2009.

As of January 31, 2010 the Company has various notes payable outstanding in the amount of $1.8 million of which $1.5 million is current. The notes payable all have an interest rate of 5%. The Company also has a $2.5 million revolving line of credit with an interest rate of prime plus 2.25% which has a maturity date of November 30, 2010. As of January 31, 2010 there is $350,000 outstanding on the revolving line of credit.

We believe the existing cash balance of $2.3 million as of January 31, 2010, along with forecasted operating cash flows and the revolver credit facility, will provide us with sufficient working capital for us to meet our operating needs for the next 12 months. Our operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flow. For the first nine months of fiscal year 2010 cash used by operations was $3.2 million. This compares to cash flows provided by operations of $2.0 million for the first nine months of fiscal 2009. Cash flows used by operations for the first nine months of fiscal 2010 principally resulted from a net loss of $2.6 million, an increase in accounts receivable of $3.5 million, an increase in prepaid expenses and other current assets of $0.1 million, a decrease in accounts payable of $1.3 million, a decrease in other accrued liabilities of $2.2 million, and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was an increase in deferred revenue of $4.2 million, amortization of intangible assets of $1.9 million, depreciation of $0.2 million and stock based compensation expense of $0.5 million.

For the first nine months of fiscal year 2009 cash provided by operations was $2.0 million. Cash flows provided by operations for the first nine months of fiscal 2009 principally resulted from $2.2 million in net income, depreciation of $0.1 million, amortization of intangible assets of $0.5 million, stock based compensation expense of $0.4 million, an increase of $0.2 million in other accrued liabilities. Offsetting these amounts was an increase of $0.1 million in accounts receivable, an increase of $0.1 million of prepaid expenses and other current assets, a decrease of $0.2 million in accounts payable, a decrease of $0.5 million of accrued compensation and related expenses and a decrease of $0.6 million in deferred revenue.

Investing Cash Flows. Cash flow from investing activities was $3,000 for the first nine months of fiscal 2010 and was primarily the result of cash gained in the acquisition of AXS-One. Net cash used in investing activities for the first nine months of fiscal 2009 was $766,000 and was the result of the purchase of property and equipment of $165,000, payments on acquisitions of $491,000 and payments on acquisition obligations of $110,000.

Financing Cash Flows. Net cash used in financing activities for the first nine months of fiscal 2010 was $816,000. Cash from financing activities was the result of borrowings on the revolving line of credit of $350,000. Offsetting this amount was $1,175,000 of principal payments on debt obligations. Net cash used in financing activities for the first nine months of fiscal 2009 was $21,000.

A summary of certain contractual obligations as January 31, 2010 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Notes payable	$2,045	$1,811	$234	—	—
Estimated interest expense	33	32	1	—	—
Other liabilities	404	317	—	87	—
Capital leases	65	43	22	—	—
Operating leases	4,748	1,428	2,597	723	—
Total contractual cash obligations	$7,295	$3,631	$2,854	$810	$—

Other liabilities primarily include contractual severance payments related to the AXS-One acquisition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $2.3 million as of January 31, 2010. Unify had no short-term investments at January 31, 2010.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of January 31, 2010, there was $350,000 outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At January 31, 2010 the Company had cash held in foreign currencies of $1,023,000 in Euros, $133,000 in Canadian dollars, $293,000 in pounds sterling, and $4,000 in Australian dollars. At January 31, 2010 the Company had accounts receivable in foreign currencies of $2,649,000 in Euros, $106,000 in Canadian dollars, $749,000 in pounds sterling, $140,000 in Australian dollars, $19,000 in Japanese yen, $4,000 in Polish zloty, and $24,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2010, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: March 5, 2010	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)