Form 10-K
period 2010-04-30
UNIFY CORP
filed 2010-07-12
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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

Address of principal executive offices: 1420 Rocky Ridge Drive, Suite 380, Roseville, California 95661

Registrant’s telephone number, including area code: (916) 218-4700

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,629,703 based on the number of shares held by non-affiliates of the registrant and computed by reference to the reported last sale price of common stock on October 31, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2010, the registrant had 10,476,633 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The Company sells and markets application development and database software and services, integrated content archiving solutions and modernization solutions through three segments. The segments are the Database and Development Products (“DDP”), Integrated Content Archiving Solutions and our Modernization and Migration Solutions. Following its merger with Daegis in June 2010, the Company also delivers eDiscovery solutions for corporate legal departments and law firms.

Unify’s customers include corporate information technology (“IT”) and legal organizations, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We market and sell products directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries.

Over the past five years, we have expanded our product offering to adapt to evolving market requirements. Our integrated content archiving and eDiscovery software solution, the Central Archive, enables organizations to securely capture, index, archive, retrieve, review, share, search, supervise and manage the retention, disposition, preservation and destruction of electronic records. With Daegis, we provide eDiscovery offerings that span the litigation lifecycle. Our application modernization solutions help organizations migrate and maximize investments in their existing applications and data. Our Modernization and Migration Solutions, and Software products are built to increase productivity, eliminate risk and substantially reduce time and costs. Our application development and data management software products include Team Developer, SQLBase, SQLBase Treasury, NXJ, DataServer, VISION and ACCELL. Our Modernization and Migration Solutions include Composer™ Notes which delivers a like-for-like migration of Lotus Notes applications to the Microsoft .NET platform, Composer Sabertooth™ which speeds the conversion of Team Developer or SQLWindows applications to Microsoft .NET, Composer CipherSoft which automatically converts Oracle Forms and PL/SQL code to Java and Composer Mainframe which delivers automation migration of legacy COBOL, Ideal and Natural code to modern code and relational databases through best of breed partnerships with Ateras Inc. and Information Analysis Inc. (“IAI”).

On June 29, 2010, we acquired Strategic Office Solutions, Inc. (d/b/a “Daegis”), a provider of eDiscovery solutions for corporate legal departments and law firms. The Company believes that the eDiscovery solutions compliment the integrated content archiving segment. The financial and other information in this Report presented as of our fiscal year end does not include the effect of this acquisition.

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

Products

Archive and eDiscovery Solutions

The Central Archive enables corporations to preserve, manage, and utilize their electronically stored information (ESI) as an asset, while better managing storage resources, complying with industry regulations, enabling legal discovery and reducing the risks associated with electronic content. The Central Archive, a policy driven, highly scalable archive solution for all forms of electronically stored information, processes all forms of disparate data types into a single unified archive where companies can manage its long-term preservation requirements, apply records management, support regulated industry requirements and manage legal discovery.

Daegis DocHunter is a dynamic online review platform that hosts electronically stored information (ESI) and provides an array of tools for early case assessment and culling, processing, hosted review and document production for legal matters. Daegis also provides professional services that include data collection, eDiscovery analytics project management, cost burden analysis and litigation readiness.

Application Modernization and Migration Solutions

Composer™ CipherSoft is a software solution that automates the conversion of Oracle Forms and PL/SQL code to Java and we believe is the only one of its kind to be validated by Oracle for migrating Forms to Java (J2EE). Utilizing J2EE simplifies the application development process by using standardized and reusable object-oriented components and by automating multi-tier functionality. As a result, the amount of time needed for programming and training is decreased, saving time and money. Composer CipherSoft provides a like-for-like conversion by preserving the business logic/work flow in order to avoid end-user disruption. Composer CipherSoft can convert all releases of Oracle Forms, including character-based versions such as Release 2.3, 3.0 and 4.5. By automating the migration process, Composer CipherSoft removes the risk of human error and produces standardized business applications that are fully maintainable, helping companies stay competitive.

Composer™ Notes is a software solution for converting IBM Lotus Notes® applications to the Microsoft platform. Composer Notes delivers like-for-like migration of Lotus Notes applications to the Microsoft stack while preserving the business logic/workflow in order to avoid end-user disruption. With Composer, Lotus Notes applications are decomposed and re-assembled: Data from the Lotus Notes application is migrated into a normalized SQL Server database; Business logic is restructured as C# Web Services in Visual Studio; User Interface is transformed into SharePoint Lists and Web Parts; and ACL security is mapped into the Microsoft Active Directory Services. Composer Notes removes the risk of human error and produces standardized business applications that are fully maintainable, helping companies stay competitive.

Composer Mainframe delivers automation migration of legacy COBOL, Ideal and Natural code to modern code and relational databases through partnerships with Ateras Inc. and Information Analysis Inc. (“IAI”). Through the Ateras partnership, Composer Mainframe offers a complete solution for companies needing to modernize their legacy mainframe applications, including migrating mainframe code and non-relational databases from IDMS, IMS, VSAM or from Natural / Adabas to COBOL, C# or JAVA code, with either a DB2, SQL Server or Oracle database. The partnership with IAI enables Composer Mainframe to migrate Ideal / Datacom applications to COBOL code with either a DB2 or Oracle database. Composer Mainframe delivers an automated code conversion and data migration for a functionally equivalent application. Unify’s methodology is designed to eliminate risk and substantially reduce time and costs of IT departments.

Composer Sabertooth™ is designed for organizations that are standardizing on Microsoft and are forced to transition Team Developer applications to C# or VB.NET. The vast majority of Unify’s worldwide Team Developer customers continue to benefit from the ability to rapidly build and deploy business applications fast and cost-effectively. From the latest Web Services Consumption in Team Developer 5.2 to the planned .NET support in future releases, Composer Sabertooth delivers a complimentary solution for organizations requiring standardization and consolidation of their IT systems and applications to the Microsoft .NET platform, either now or in the near future.

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

ACCELL® is a highly productive 4GL application development suite and database software for developing and deploying data-rich, database-driven applications. 4GL is a fourth generation programming language designed to allow users to develop applications, particularly for the purpose of querying databases and producing reports. The ACCELL products support interfaces to leading database products including Unify DataServer, IBM DB2, Informix, Microsoft SQL Server, Oracle and Sybase. The ACCELL product suite includes ACCELL/SQL and ACCELL/IDS.
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

Database Management Products

SQLBase® is a fully relational, high performance, embedded database that allows organizations to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. SQLBase provides a self-recovering, maintenance-free embedded database architecture that enables IT, ISVs and VARs to focus on their solution, rather than the underlying database technology.

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

Report Builder™ provides individuals with a quick and easy way to create attractive reports and ad-hoc queries for databases. Report Builder offers full Cross Platform capabilities and is available for Windows and Linux desktop computers.

Q is an end user query and reporting tool for Personal Query Management, Personal Report Management and Information Sharing.

Customers

Unify’s customers include corporate information technology departments (“IT”), software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including insurance, financial services, healthcare, government, manufacturing, retail, education, and more. For the year ended April 30, 2010, we had one customer that accounted for 14% of consolidated revenues and one customer that accounted for 11% of consolidated revenues. No single customer accounted for 10% or more of consolidated revenue in the year ended April 30, 2009. We had one customer in the year ended April 30, 2008 that accounted for 12% of consolidated revenues.

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

Unify’s direct sales organization consists of sales representatives and pre-sales consultants. Our North America sales representatives are located primarily in our headquarters in Roseville, California. Unify markets its products internationally through offices in the UK, France, Germany, Canada and Australia. Unify has distributors in Asia Pacific, Europe, Japan, Latin and South America, and Russia. International revenues accounted for 50%, 68% and 78% of total revenues in fiscal 2010, 2009 and 2008, respectively.

Unify’s marketing is focused on generating demand and marketing awareness for Unify products including efforts to support the direct and indirect sales channels. Marketing activities include strategic demand generation, public relations, customer communications and events, trade shows and our Web sites.

As of April 30, 2010, we had a total of 25 employees engaged in sales and marketing activities. Of those employees, 16 were located in the United States and 9 were located in other countries.

Customer Support and Professional Services

Unify’s customer support and professional services organizations play an important role in maintaining customer satisfaction, facilitating license sales and enabling customers to successfully architect, design, develop, deploy, manage or migrate applications.

Customer Support and Maintenance

Unify provides customer support via telephone, Web, e-mail and fax from its support centers located in California, New Jersey, Australia, France, UK, Malaysia, South Africa, and Holland. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual contracts.

Consulting

Unify offers a full range of consulting services ranging from application installation and implementation services including delivering a proof of concept to completed applications using our technology infrastructure. Our products allow companies to maximize return on investment, get to market quickly or be more efficient. Consulting services include: application migration, project implementations and application updates, business process-centric application development, Web-enablement, technology/knowledge transfer, application architecture audits and database tuning. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Education

Unify offers education courses at our training centers located in Roseville, California and Paris, France. We also offer on-site training at customer and partner facilities.

As of April 30, 2010, we had a total of 40 employees engaged in providing customer support and professional services. Of those employees, 16 were located in the United States and 24 were located in other countries.

Product Development

In fiscal 2010, we focused our development efforts on the archive portfolio, the initial release of Q, a new version of Team Developer, the Composer products, and SQLBase products. During fiscal 2010, we developed and released a new product, Q, as well as minor versions of the Central Archive, SQLBase, Team Developer, VISION and ACCELL/SQL. Significant enhancements and improvements were made to Composer CipherSoft and Composer Lotus Notes. Unify’s product development expenses for fiscal 2010, 2009 and 2008, were $6.5 million, $2.9 million and $3.5 million, respectively. The significant increase in expenses was the result of the AXS-One acquisition in June 2009.

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

Competition

The market for Unify’s software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our applications and software products compete in the market with dozens of other companies that provide application modernization solutions, application development products, and databases. These competitors include EMC, IBM, Microsoft, Oracle and Symantec. All of these competitors are large, well capitalized companies with significantly greater financial, technical and marketing resources as well as greater name recognition and larger customer bases. The Unify solutions are competitive from a technical capability, rich interface and ease of use, service and pricing perspectives, but our competitors have greater brand recognition and perceived financial strength.

The Company generally derives sales from new eDiscovery & archiving projects, application modernization initiatives, and additional deployment of existing applications and version upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether or not to begin a new project initiative or upgrade or keep things status quo. Organizations choose Unify software for a variety of factors including the ability to deliver market leading archiving/eDiscovery applications, migrate applications, build and deploy applications quickly, the high level of customer service and support Unify provides and our price point, which gives customers a cost-effective solution to their business problem. Organizations will typically choose a competitor because of their perceived financial strength.

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

Employees

As of April 30, 2010, we had a total of 127 employees, including 38 in product development, 25 in sales and marketing, 40 in customer support, consulting, and training, and 24 in finance, operations and general administration. Of these employees, 94 were located in the United States and 33 were located in other countries.

Unify’s success depends, in large part, on its ability to attract and retain qualified employees, particularly senior management, engineering and direct sales. The competition for such employees is intense. There can be no assurance that we will be successful in attracting or retaining key employees. Any failure we have in attracting and retaining qualified senior management, engineering, direct sales, and support personnel could adversely affect our business, operating results, and financial condition. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of the date April 30, 2010.

			Executive
			Officer
Name	Current Position with Company	Age	Since
Todd E. Wille	President and Chief Executive Officer	47	2000
Steven D. Bonham	Vice President, Finance and Administration and CFO	53	2005
Mark T. Bygraves	Vice President, Sales – Europe, Middle East and Africa	53	2007
Duane V. George	Vice President, Product Development and CTO	52	2007
Glenn D. Rhodes	Vice President, Marketing and CMO	43	2010
Frank Verardi	Vice President, Sales - Americas and Asia Pacific	61	2001

Unify has a board of directors consisting of seven (7) members. Set forth below is information with respect to their ages as of April 30, 2010, as well as their positions and offices held with the Company. Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

			Director
Name	Current Position with Company	Age	Since
Steven D. Whiteman	Chairman of Board	59	1997
Timothy P. Bacci	Director	51	2009
Robert M. Bozeman	Director and Mergers and Acquisitions Committee Chair	61	2008
Richard M. Brooks	Director and Audit Committee Chair	56	2005
Tery R. Larrew	Director and Compensation Committee Chair	56	2002
Robert J. Majteles	Director	45	2004
Todd E. Wille	President and Chief Executive Officer	47	2000

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

Glenn Rhodes joined Unify in February 2010, as vice president of marketing and chief marketing officer. He is responsible for leading all aspects of Unify’s marketing organization as the Company accelerates its growth and leadership in the content archiving and eDiscovery markets. Glenn has more than 20 years of experience in the IT industry, having held key management roles in marketing, sales, strategy and consulting for leading technology firms. Prior to joining Unify, Mr. Rhodes served as vice president of marketing at CA, Inc. where he was involved in the company’s storage and information management software line. Prior to CA, at Symantec, he was involved in the development of a new solution sales and marketing programs. Preceding Symantec, Mr. Rhodes served on the leadership team at Arkivio, Inc., where he spearheaded marketing for the company’s information lifecycle management (ILM) storage software solution later acquired by Rocket Software. Previously, at HP, Mr. Rhodes orchestrated the market development of HP’s Surestore network storage solutions. He began his career in sales at NCR. Mr. Rhodes holds a master’s degree in business administration and a bachelor’s degree in marketing from Northern Illinois University, College of Business.

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

Timothy P. Bacci joined our board of directors on August 20, 2009 following Unify’s acquisition of AXS-One Inc. on June 30, 2009. Prior to joining Unify’s board of directors, Mr. Bacci had been a board member of AXS-One. Mr. Bacci is the co-founder of BlueLine Partners, a Calif.-based strategic opportunities fund with more than $100 million in assets invested in small, publicly-traded, and undervalued healthcare and IT companies. Prior to BlueLine, he spent 15 years in executive positions for software companies, including serving as chairman and interim CEO of Instant802 Networks and CEO of siteROCK Corp. He was a co-founder of Vicinity Corporation, which was acquired by Microsoft in 2002. Additionally, he has served as a consultant to several early stage technology companies addressing areas relating to corporate strategy and executive recruiting. Mr. Bacci holds a B.S. in engineering from the United States Naval Academy and served as an officer on active duty in the U.S. Navy as a fighter pilot.

Robert M. Bozeman was appointed director in January of 2008. Mr. Bozeman currently serves as an investor and/or advisor to companies in Silicon Valley. His experience includes business operations, venture capital investment, and mergers and acquisitions. He previously served in the capacities of CEO and Board Member for a variety of software, information services and computer supplier companies. Mr. Bozeman's last operating role was as CEO for Bricsnet from July, 2003 through November, 2004; prior to that - from November, 1997 through December, 2003, Mr. Bozemen was General Partner of Angel Investors LP for both its Fund I and Fund II. Investments by the firm included Ask Jeeves, Brightmail, Google, Opsware, and PayPal. In addition, many of Angel Investors LP investments became successful acquisitions, including AOL’s acquisition of Spinner, Microsoft’s acquisitions of eQuil, MongoMusic and Vacation Spot and Sybase’s acquisition of AvantGo!. Mr. Bozeman is currently on the Board and/or is an advisor to Become.com, Rare Light, Restoration Partners, Shakers Vodka, and Vortex Intellectual Property Management.

Richard M. Brooks has served as a director of the company since August 2005. Since September 2006, Mr. Brooks has been a partner with Tatum, a national Executive Services consulting company, which is a wholly owned subsidiary of SFN Group. With Tatum, Mr. Brooks has acted as the project lead on a variety of consulting assignments, including acting as the interim CFO for Pixelworks, a publicly traded semi-conductor company. Mr. Brooks previously served as chief executive officer for VantageMed, a public company, from April 2002 to December 2004. In addition, Mr. Brooks served as a director of VantageMed Corporation from March 2001 to January 2005 and was appointed chairman of that board in May of 2002. Mr. Brooks received a B.S. in business administration from Oregon State University.

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

Robert J. Majteles is the managing partner of Treehouse Capital LLC, an investment firm he founded in order to make investments of time and money in interesting people doing worthy things. Treehouse’s portfolio consists of private and public technology companies in a wide array of markets and circumstances. Mr. Majteles often serves as an active and involved board member for the companies in Treehouse's portfolio and also serves as an advisory partner to a variety of investment funds. In addition, Mr. Majteles is the Director of the Entrepreneurship Program at the Berkeley Center for Law, Business and the Economy. Prior to launching Treehouse, Mr. Majteles was the chief executive officer of three different technology companies. In addition, Mr. Majteles has also been an investment banker and a mergers and acquisitions attorney. Mr. Majteles is a frequent lecturer, speaker, and panelist on a wide range of topics including board governance and value added, investment process and methodology, and entrepreneurial strategic planning and metrics-driven business model execution. Mr. Majteles received a law degree from Stanford University in 1989 and a Bachelor of Arts degree from Columbia University in 1986.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Unify) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.unify.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

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

Software license and maintenance purchases tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since most revenues are derived from sales of software licenses, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in software spending and is likely to reduce software license revenues and negatively impact our short-term ability to grow revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the current deterioration in economic conditions could negatively impact our results of operations.

The conversion ratio of certain convertible notes and the exercise price of certain warrants may be substantially below the market price of our stock at the time of exercise which could potentially have a negative impact on our stock price.

In conjunction with the acquisition of Gupta Technologies LLC in November 2006, we obtained debt financing that included convertible notes in the principal amount of $5,350,000 and we also issued 670,000 warrants. As of April 30, 2010, the remaining principal amount of convertible notes resulting from our debt financing was approximately $377,000 which is convertible into our common stock at a fixed ratio of $5.00 per share. As of April 30, 2010, there were 435,994 warrants issued as part of our debt financing that were outstanding which are exercisable at fixed exercise prices ranging from $1.35 per share to $1.90 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current conversion ratio or exercise price. Conversion of the notes or exercise of the warrants is only likely to occur at such time as the conversion ratio or exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

In conjunction with the acquisition of Daegis in June 2010, we obtained debt financing and issued 718,860 warrants which are exercisable at $3.30 per share. Subject to certain exceptions, these exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

To finance the cash portion of the acquisition of Gupta in 2006 and provide working capital, we entered into a Revolving Credit and Term Loan Agreement (the “ComVest Loan Agreement”) with ComVest on November 20, 2006. Under the Loan Agreement, we granted to ComVest a first priority security interest in substantially all of our assets. To finance the cash portion of the merger with Daegis and provide working capital, the Company entered into a new Revolving Credit & Term Loan Agreement with Hercules Technology on June 29, 2010 (the “Hercules Loan Agreement”). Under the Hercules Loan Agreement, we granted to Hercules a first priority security interest in substantially all of our assets. If we default on the Hercules Loan Agreement and are unable to cure the default pursuant to the terms of the agreement, our lender could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off the debts, which could seriously harm our business. Furthermore, we may enter into other secured credit or loan agreements in the future. The proceeds from the loan provided under the Hercules Loan Agreement were used to pay off the loans provided under the ComVest Loan Agreement and upon such pay-off ComVest’s security interest was released.

We are subject to intense competition.

We have experienced and expect to continue to experience intense competition from current and future competitors including EMC, IBM, Microsoft, Oracle, and Symantec. Often, these competitors have significantly greater financial, technical, marketing and other resources than Unify, in addition to having greater name recognition and more extensive customer bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

There can be no assurance that our products will continue to be perceived by our customers as technologically advantageous or that we will not experience difficulties that delay or prevent the sale of enhancements to existing products that meet with a significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed, or if when released, they fail to achieve market acceptance, our business, operating results and financial condition would be adversely affected.

We are dependent on indirect sales channels.

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 45%, 61% and 64% of our software license revenues for fiscal 2010, 2009 and 2008, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers accounted for 50%, 68% and 78% of our total revenues, with the remainder from North America, in fiscal 2010, 2009 and 2008, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Asia Pacific operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

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

Our archiving/eDiscovery solutions are used to implement governance and matter driven requirements and involve legal, IT and risk management departments. Our application modernization solutions are used to implement comprehensive solutions including complete technology platform transitions and new applications. The delivery of our application modernization solutions generally involves a four to ten week implementation time and a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

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

Our future performance depends on the continued service of key technical, sales and senior management personnel. With the exception of Unify’s President and Chief Executive Officer and Executive Vice President and Chief Operating Officer, there are no other Unify technical, sales, executive or senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

Acquisitions may have an adverse effect on our business.

We expect to continue making acquisitions as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

ITEM 2. PROPERTIES

The Company’s principal administrative offices and headquarters are in Roseville, California where we lease a 17,660 square foot facility. This lease is for a period of 68 months and ends in April 2014. We also lease offices in the United Kingdom, France, Canada and New Jersey. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2010, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. Reserved

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

	High	Low
Fiscal 2010
Fourth Quarter	$3.72	$2.95
Third Quarter	3.38	2.64
Second Quarter	3.60	2.50
First Quarter	3.90	2.40

Fiscal 2009
Fourth Quarter	$2.93	$1.24
Third Quarter	3.26	2.00
Second Quarter	5.50	2.59
First Quarter	6.40	3.70

Common Stockholders of Record

As of June 24, 2010, there were approximately 343 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

Unify maintains a compensation plan that provides for the issuance of its Common Stock to officers, directors, other employees or consultants. This plan is known as the 2001 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 1991 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2010:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,636,848	$3.42	509,965
Equity compensation plans not approved by stockholders:
Director Restricted Stock Plan (2)	96,138	$2.45	3,862
Non-Plan Options (3)	330,400	$2.94	0

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	There are 100,000 shares authorized under the Director Restricted Stock Plan, of which 96,138 shares were awarded and were outstanding on April 30, 2010. As of April 30, 2010 there were 3,862 shares available for future awards.

(3)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

Material Features of Director Restricted Stock Plan

On May 1, 2002 the Board approved the Director Restricted Stock Plan as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. In fiscal 2010, there were no shares awarded under this plan. As of April 30, 2010 there is a balance of 3,862 shares reserved for future awards under this plan. The Company does not intend to issue any of the remaining shares and intends to terminate this plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2010 (2)	2009	2008	2007 (1)	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$7,379	$6,436	$8,489	$4,432	$4,759
Services	15,816	11,688	11,027	6,755	5,384
Migration Solutions	5,397	2,468	309	-	-
Total revenues	28,592	20,592	19,825	11,187	10,143
Cost of Revenues:
Software licenses	346	244	226	377	448
Services	3,202	1,019	1,245	1,024	1,106
Migration Solutions	2,537	1,041	129	-	-
Total cost of revenues	6,085	2,304	1,600	1,401	1,554
Gross profit	22,507	18,288	18,225	9,786	8,589
Operating Expenses:
Product development	6,470	2,907	3,498	2,360	1,643
Selling, general and administrative	17,664	12,494	12,002	8,314	5,801
Total operating expenses	24,134	15,401	15,500	10,674	7,444
Income (loss) from operations	(1,627)	2,887	2,725	(888)	1,145
Interest expense	(267)	(194)	(900)	(527)	(11)
Other income (expense), net	(14)	(124)	130	136	61
Income (loss) before income taxes	(1,908)	2,569	1,955	(1,279)	1,195
Provision (Benefit) for income taxes	(131)	179	324	82	-
Income (loss) from continuing operations	$(1,777)	$2,390	$1,631	$(1,361)	$1,195
Loss from discontinued operations	-	-	-	(1,445)	(1,823)
Net income (loss)	$(1,777)	$2,390	$1,631	$(2,806)	$(628)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(0.18)	$0.34	$0.25	$(0.23)	$0.21
Discontinued operations	$-	$-	$-	$(0.24)	$(0.32)
Net income (loss) per share	$(0.18)	$0.34	$0.25	$(0.47)	$(0.11)

Dilutive earnings per share:
Continuing operations	$(0.18)	$0.32	$0.23	$(0.23)	$0.20
Discontinued operations	$-	$-	$-	$(0.24)	$(0.32)
Net income (loss) per share	$(0.18)	$0.32	$0.23	$(0.47)	$(0.12)
Shares used in computing net income (loss) per share:
Basic	9,691	6,991	6,423	5,927	5,803
Diluted	9,691	7,582	7,105	5,927	5,875
Consolidated Balance Sheet Data
Cash and cash equivalents	$3,055	$6,147	$2,692	$2,064	$1,881
Working capital (deficit)	(5,425)	1,317	(1,157)	(3,343)	1,657
Total assets	34,768	21,081	16,678	15,654	8,351
Long term debt, net	12	837	1,334	4,910	3
Total stockholders' equity	18,396	9,303	5,419	469	2,235

(1)	The Company acquired Gupta Technologies LLC on November 20, 2006, so the fiscal 2007 results include only the activity through the end of the fiscal year. There was no Gupta activity for fiscal year 2006.

(2)	The Company acquired AXS-One, Inc. on June 30, 2009, so the fiscal 2010 results include ten months of operations from AXS-One, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Unify (the “Company”, “we”, “us” or “our”) is a global provider of archiving/eDiscovery, application development, data management, and migration software solutions. Our archiving solutions meet an organization’s requirement to archive, discover and preserve electronically stored information for eDiscovery, regulatory compliance, global email access and storage savings. Our software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications, data and electronically stored information.

The Company sells and markets application development and database software and services, integrated content archiving solutions and modernization solutions through three segments. The segments are the Database and Development Products (“DDP”), Integrated Content Archiving Solutions and our Modernization and Migration Solutions.

On June 29, 2010, the Company purchased Strategic Office Solutions, Inc. dba Daegis for approximately $37.5 million. Payment was made in the form of $24.0 million in cash, $7.3 million in equity, and $6.2 million in convertible notes.

On June 30, 2009, the Company purchased AXS-One Inc. for approximately 3.1 million shares of common stock.

On January 30, 2009, the Company purchased CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 in cash plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition.

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

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Deferred Tax Asset Valuation Allowance

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

As of April 30, 2010, we had approximately $22.4 million of deferred tax assets related principally to net operating loss and capital loss carryforwards, reserves and other accruals, and various tax credits. The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. In addition, the ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Accordingly, a valuation allowance has been recorded to offset these deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Accounting for Stock-based Compensation

For our share-based payment awards, we make estimates and assumptions to determine the underlying value of stock options, including volatility, expected life and forfeiture rates. Additionally, for awards which are performance-based, we make estimates as to the probability of the underlying performance being achieved. Changes to these estimates and assumptions may have a significant impact on the value and timing of stock-based compensation expense recognized, which could have a material impact on our financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2010	2009	2008
Revenues:
Software licenses	25.8%	31.3%	42.8%
Services	55.3	56.7	55.6
Migration Solutions	18.9	12.0	1.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	1.2	1.2	1.1
Services	11.2	4.9	6.3
Migration Solutions	8.9	5.1	0.7
Total cost of revenues	21.3	11.2	8.1
Gross profit	78.7	88.8	91.9
Operating expenses:
Product development	22.6	14.1	17.6
Selling, general and administrative	61.8	60.7	60.5
Total operating expenses	84.4	74.8	78.1
Income (loss) from operations	(5.7)	14.0	13.7
Interest expense	(0.9)	(0.9)	(4.5)
Other income (expense), net	0.0	(0.6)	0.7
Income (loss) from operations before income taxes	(6.6)	12.5	9.9
Provision (Benefit) for income taxes	(0.5)	0.9	1.6
Net Income (loss)	(6.1)%	11.6%	8.2%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance, support and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 45%, 61%, and 64% of our software license revenues for fiscal 2010, 2009 and 2008, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 50%, 68%, and 78% of total revenues in fiscal years 2010, 2009 and 2008, respectively.

Total revenues in fiscal 2010 were $28.6 million, an increase of $8.0 million or 39% from fiscal 2009 revenues of $20.6 million. Total software license revenues in fiscal 2010 were $7.4 million, an increase of $1.0 million or 15% from fiscal 2009 software license revenues of $6.4 million. Total services revenues were $15.8 million in fiscal 2010, an increase of $4.1 million or 35% from fiscal 2009 service revenues of $11.7 million. The increase in software license revenues and services revenues was primarily due to the acquisition of AXS-One, Inc. in 2010. Total migration solutions revenue in fiscal 2010 was $5.4 million compared to $2.5 million in fiscal 2009. The increase in migration solutions revenue was primarily related to a multi-million dollar database migration project for a governmental entity. This increase offset the decline in total revenues from the tools and database business that was impacted by the deterioration in the worldwide economic conditions during fiscal 2010. Total revenues in fiscal 2009 were $20.6 million, an increase of $0.8 million or 4% from fiscal 2008 revenues of $19.8 million. Total software license revenues in fiscal 2009 were $6.4 million, a decrease of $2.1 million or 24% from fiscal 2008 software revenue of $8.5 million due to the deterioration of in the worldwide economic conditions in fiscal 2009, the decline of the Euro and an order of approximately $1 million received during fiscal 2008 from our Russian distributor that did not reoccur in fiscal 2009. Total service revenues of $11.7 million in fiscal 2009 increased by $0.7 million or 6% from fiscal 2008. Total migration solutions revenue in fiscal 2009 was $2.5 million compared to $0.3 million in fiscal 2008. The increase in migration solutions revenue was due to increases in sales from our Composer Notes, Composer Sabertooth, and Composer CipherSoft.

For fiscal 2010 and 2009, total revenues from the United States were 50% and 32% of total revenues, respectively. Total revenue from the United States in absolute dollars was $14.3 million for fiscal 2010 and $6.7 million for fiscal 2009. The increase is primarily due to the recognition of revenue on two large US based projects. Additionally, AXS-One has historically had a high percentage of total revenue from the United States. Total revenue from all other countries was $14.3 million for fiscal 2010 and $13.9 million for fiscal 2009. On a percentage basis, revenue from other countries was 50% for fiscal 2010 and 68% for fiscal 2009.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $0.3 million for fiscal 2010, $0.2 million for fiscal 2009 and $0.2 for fiscal 2008.

Cost of Services. Cost of services consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and consulting and implementation services. Total cost of services was $3.2 million for fiscal 2010, $1.0 million for fiscal 2009 and $1.2 million for fiscal 2008. Our cost of services as a percent of services revenues was 20% in fiscal 2010, 9% in fiscal 2009 and 11% in 2008. The increase in the percentage of cost of service expenses to services revenue in fiscal 2010 versus fiscal 2009 was due primarily to the acquisition of AXS-One which has a higher proportion of costs of services than most of the Company’s other products.

Cost of Migration Solutions. Cost of migration solutions consists primarily of both expenses associated with employees involved in migration projects and also expenses related to third party assistance. Cost of migration solutions was $2.5 million in fiscal 2010, $1.0 million in fiscal 2009, and $0.1 million in fiscal 2008. The increase in cost of migration solutions in fiscal 2010 over fiscal 2009 is primarily related to a multi-million dollar database migration project for a governmental entity.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2010 were $6.5 million compared to $2.9 million in fiscal 2009 and $3.5 million in fiscal 2008. The increase in product development costs in fiscal 2010 compared to fiscal 2009 was primarily the result of expenses related to additional headcount resulting from our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $17.7 million in fiscal 2010, $12.5 million for 2009 and $12.0 million for 2008. The increase in SG&A costs in fiscal 2010 was primarily the result of expenses related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009. During fiscal 2010, the Company incurred approximately $1.4 million related to the transaction costs for the AXS-One acquisition and salary continuation and severance costs for AXS-One staff that were eliminated post acquisition. As a percentage of total revenue, SG&A expenses were 62% in fiscal 2010, 61% in fiscal 2009 and 61% in fiscal 2008. The major components of SG&A for fiscal 2010 were sales expenses of $8.2 million, marketing expenses of $1.5 million and general and administrative expenses of $7.9 million. The major components of SG&A for fiscal 2009 were sales expenses of $6.5 million, marketing expenses of $0.9 million and general and administrative expenses of $5.1 million. For fiscal 2008, the major components were sales expenses of $5.8 million, marketing expenses of $1.4 million and general and administrative expenses of $4.8 million.

Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $267,000, $194,000 and $900,000 in fiscal 2010, 2009 and 2008, respectively. Fiscal 2010 interest expense consists primarily of interest incurred on notes payable resulting from a debt financing in conjunction with the November 2006 acquisition of Gupta Technologies LLC and the acquisition of CipherSoft Inc., plus the amortization of related debt issuance costs and the amortization of the discount on notes payable.

Other Income (Expense). Other income (expense), net consists primarily of the gain on the sale of the other investments in fiscal 2008, the foreign exchange gains and losses and interest earned by the Company on our cash and cash equivalents. Other income (expense), net was ($14,000), ($124,000) and $130,000 in fiscal 2010, 2009 and 2008, respectively. In September 2007, the Company sold all of its stock in Arango as part of a stock repurchase plan offered by Arango. At the time of the sale, the Company had a carrying value of $175,000 for the Arango stock. Proceeds from the sale of the Arango stock were $264,000 which generated a gain that was included in other income. Additionally, during fiscal 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment. The write off of Unify Japan was recorded in other expense.

Provision (Benefit) for Income Taxes. For fiscal 2010, the Company recorded $65,000 in foreign tax benefit and $66,000 for state and federal tax benefit. For fiscal 2009, the Company recorded $27,000 in foreign tax benefit and $206,000 for state or federal tax expense. For fiscal 2008, the Company recorded $89,000 in foreign tax expense and $235,000 for state and federal taxes.

Liquidity and Capital Resources

At April 30, 2010, the Company had cash and cash equivalents of $3.1 million, compared to $6.1 million at April 30, 2009. The Company had net accounts receivable of $6.2 million as of April 30, 2010 and $4.5 million as of April 30, 2009. The increase in accounts receivable and decrease in cash from April 30, 2009 to April 30, 2010 was primarily the result of accounts receivable acquired and payments on obligations related to the June 30, 2009 acquisition of AXS-One.

As of April 30, 2010 the Company has various notes payable outstanding in the amount of $1.0 million of which $1.0 million is current. The notes payable all have an interest rate of 5%. The Company also has a $2.5 million revolving line of credit with an interest rate of prime plus 2.25% which has a maturity date of November 30, 2010. As of April 30, 2010 there is $350,000 outstanding on the revolving line of credit. All outstanding amounts under these notes and the line of credit were repaid in June 2010 from the proceeds of the loan provided under the Hercules Loan Agreement.

To finance the merger with Daegis, the Company entered into the Hercules Loan Agreement. The Hercules Loan Agreement consists of a term note and a revolving credit note agreement. The term note is for $24.0 million payable over 5 years with escalating principal payments of 5%, 10%, 15%, 20% and 50% annually. The Company incurs interest at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25% (10.25% at the date of closing) plus 2% interest to be paid in kind. Under the terms of the revolver the Company can borrow up to $6.0 million. The amount that can be borrowed under the revolver is based on the amount of eligible accounts receivable outstanding. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 7.25% per annum with a minimum rate of 9.25% (9.25% at the date of closing).

We believe that existing cash of $3.1 million as of April 30, 2010, along with forecasted operating cash flows and the credit facilities under the Hercules Loan Agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2011. Our operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flows. In fiscal 2010, we had cash flows used in operations of $1.4 million. This compares to fiscal 2009 and 2008 where cash flows from operations were $3.8 million and $3.4 million, respectively. Cash flows used in operations for fiscal 2010 principally resulted from $1.8 million of net losses, a $1.2 million increase in accounts receivable, a decrease in the valuation allowance from acquisition of $0.2 million, a decrease in accounts payable of $1.8 million, a decrease in accrued compensation of $0.2 million, a decrease in accrued acquisition costs of $0.1 million, a decrease in other accrued liabilities of $2.4 million, and a decrease in other long term liabilities of $0.5 million. Offsetting these amounts was a $2.7 million increase in deferred revenue, a decrease of $0.6 million in prepaid expenses and other current assets, $2.4 million in amortization of intangible assets, $0.2 million in depreciation and $0.6 million in stock based expenses.

In fiscal 2009, we had cash flows from operations of $3.8 million. Cash flows provided by operations for fiscal 2009 principally resulted from $2.3 million of income from operations, a $0.7 million decrease in accounts receivable, a decrease in other long term assets of $0.1 million, an increase in other accrued liabilities of $0.4 million, an increase in accounts payable of $0.1 million, $0.8 million in amortization of intangible assets, $0.2 million in depreciation and $0.5 million in stock based expenses. Offsetting these amounts was a $0.8 million decrease in deferred revenue, a decrease of $0.4 million in accrued compensation and related expenses and an increase of $0.1 million in prepaid expenses and other current assets.

In fiscal 2008, we had cash flows from operations of $3.4 million. Cash flows provided by operations for fiscal 2008 principally resulted from $1.6 million of income from operations, a $0.9 million increase in deferred revenue, a $0.8 million increase in accrued compensation and related expenses, $0.8 million in amortization of intangible assets, $0.2 million for amortization of discount on notes payable, $0.2 million in depreciation and $0.2 million in stock based expenses. Offsetting these amounts was an increase of $0.6 million in accounts receivable, an increase of $0.1 million in other long term assets, a $0.3 million decrease in accounts payable, a decrease of $0.3 million in accrued acquisition costs, and fulfillment of support obligations of $0.3 million.

Investing Cash Flows. Cash used in investing activities was $17,000 for fiscal 2010. Cash used in investing activities was $842,000 in fiscal 2009. The use of cash consisted of $542,000 related to the acquisition of CipherSoft Inc., $190,000 related to the purchase of property and equipment and $110,000 related to payments on acquisitions. Cash used in investing activities was $576,000 in fiscal 2008.

Financing Cash Flows. Net cash used in financing activities in fiscal 2010 was $1.6 million. In fiscal 2010 uses of cash included $1.9 million of principal payments under debt obligations. This amount was offset by proceeds of $0.4 million from borrowings on revolving line of credit. Net cash provided by financing activities in fiscal 2009 was $1.1 million. In fiscal 2009 sources of cash included $1.2 million in proceeds from the exercise of warrants and $1.0 million from borrowings under debt obligations. This amount was offset by a payment of $1.1 million for principal payments under debt obligations. Net cash used in financing activities in fiscal 2008 was $2.3 million. In fiscal 2008 cash used for principal payments under debt obligations was $3.3 million. This amount was offset by $1.0 million in borrowing under debt obligations and $20,000 of proceeds from issuance of common stock.

A summary of certain contractual obligations as April 30, 2010 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$1,358	$1,356	$2	$-	$-
Estimated interest expense	20	20	-	-	-
Other liabilities	197	100	-	-	97
Capital lease obligations	52	41	11	-	-
Operating leases	3,446	1,295	1,600	551	-
Total contractual cash obligations	$5,073	$2,812	$1,613	$551	$97

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the Accounting Standards Codification (“Codification” or "ASC") as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supercedes all existing non-SEC accounting literature not included in the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB’s Codification project, but it did change the way guidance is organized and presented. As a result, these changes impacted how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Report by providing a plain English approach when describing any new or updated authoritative guidance.

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

In May 2009, the FASB issued authoritative guidance for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. Issuers are required to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. This guidance became effective for financial reporting periods ending after June 15, 2009. We adopted this guidance in fiscal 2010. We evaluated subsequent events through the date this Report was filed with the U.S. Securities and Exchange Commission.

In September 2006, the FASB issued authoritative guidance on fair value measurements. This guidance defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted this guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on business combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We have accounted for the acquisition of AXS-One Inc. in June 2009 under this guidance. See Note 2.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial Statements. The guidance changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. The guidance was effective for us beginning May 1, 2009. We adopted the guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have adopted the guidance and it did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued authoritative guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. The guidance is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We adopted the guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance on the determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. It also requires expanded disclosure related to the determination of intangible asset useful lives. The guidance is effective for fiscal years beginning after December 15, 2008. We adopted the guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $3.1 million as of April 30, 2010. Unify had no short-term investments at April 30, 2010.

In November 2006, the Company entered into a revolving credit facility agreement with ComVest whereby ComVest would provide up to $2.5 million through a revolving credit facility. The revolver has an interest rate of prime plus 2.25% and has a maturity date of November 30, 2010. Should the prime interest rate increase during the life of the revolver, the Company would have exposure to interest rate risk if it has a large balance outstanding on the revolver. As of April 30, 2010, there was $350,000 outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At April 30, 2010 the Company had cash held in foreign currencies of $1,029,000 in Euros, $174,000 in Canadian dollars, $987,000 in pounds sterling, and $60,000 in Australian dollars. At April 30, 2010 the Company had accounts receivable in foreign currencies of $1,927,000 in Euros, $25,000 in Canadian dollars, $316,000 in pounds sterling, $369,000 in Australian dollars, $35,000 in Japanese yen, $34,000 in Polish zloty, $5,000 in Singapore dollars, and $95,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2010, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2010.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Directors and Executive Officers of the Registrant” in Part I of this report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the sections entitled “Directors and Executive”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2010 Proxy Statement under sections entitled “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the information to be contained in our 2010 Proxy Statement under sections entitled “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information to be contained in our 2010 Proxy Statement under sections entitled “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the information to be contained in our 2010 Proxy Statement under sections entitled “Principal Accounting Fees and Services”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements

     Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     2. Exhibits—See Item 15(b) below.

(b) Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of	10-K/A	001-11807	3.2	December 18,
	Incorporation of the Company				2007

3.3	Amended Bylaws of the Registrant	10-K				X

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Revolving Credit and Term Note Agreement by and between ComVest and Unify, dated November 20, 2006	8-K	001-11807	10.18	November 29, 2006

4.3	Convertible Term Note – Tranche 1	10-K/A	001-11807	4.3	December 18, 2007

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.4	Convertible Term Note – Tranche 2	10-K/A	001-11807	4.4	December 18,
					2007

4.5	Convertible Term Note – Tranche 3	10-K/A	001-11807	4.5	December 18,
					2007

4.6	Registration Rights Agreement dated	8-K	001-11807	10.19	November 29,
	November 20, 2006				2006

4.7	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18,
					2007

4.8	Special Situations Stock Purchase Agreement	10-K	001-11807	10.11	July 21, 2004
	dated April 23, 2004

4.9	Special Situations Registration Rights	10-K	001-11807	10.12	July 21, 2004
	Agreement dated April 23, 2004

4.10	Form of 2004 Warrants	10-K/A	001-11807	4.12	December 18,
					2007

4.11	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.12	Loan and Security Agreement, dated June 29,	8-K	001-11807	10.2	July 1, 2010
	2010, by and among Unify Corporation and
	Hercules Technology II, L.P.

4.13	Registration Rights Agreement dated June 29,	8-K	001-11807	10.3	July 1, 2010
	2010

4.14	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.15	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.16	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	Employment Agreement by and between Todd	10-K	001-11807	10.8	July 30, 2001
	Wille and the Registrant dated December 29,
	2000

10.4	Note Exchange Agreement, dated April 16,	8-K	001-11807	10.1	April 20, 2009
	2009, between and among Unify and holders of
	certain convertible notes of AXS-One Inc., a
	Delaware corporation

10.5*	Employment Agreement by and between Kurt	8-K	001-11807	10.7	July 1, 2010
	Jensen and the Registrant dated June 30, 2010

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.6	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.7	Office Building Lease for Roseville, California	10-K	001-11807	10.6	July 22, 2009
facility, dated November 1, 2007, and amended
November 21, 2007

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Grant Thornton LLP, Independent					X
Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer					X
pursuant to Rule 13a-14(a) or 15d-14(a) of the
Securities Exchange Act of 1934 as adopted
pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Chief Financial Officer					X
pursuant to Rule 13a-14(a) or 15d-14(a) of the
Securities Exchange Act of 1934 as adopted
pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

32.1	Certification of Todd E. Wille, Chief Executive					X
Officer of Unify Corporation pursuant to 18
U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Bonham, Chief					X
Financial Officer of Unify Corporation
pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION

By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer

Dated: July 12, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	July 12, 2010
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	July 12, 2010
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	July 12, 2010
Steven D. Whiteman

/s/ TIMOTHY P. BACCI	Director	July 12, 2010
Timothy P. Bacci

/S/ ROBERT M. BOZEMAN	Director	July 12, 2010
Robert M. Bozeman

/s/ RICHARD M. BROOKS	Director	July 12, 2010
Richard M. Brooks

/s/ TERY R. LARREW	Director	July 12, 2010
Tery R. Larrew

/s/ ROBERT J. MAJTELES	Director	July 12, 2010
Robert J. Majteles

Report of Independent Registered Public Accountants

Board of Directors and Shareholders
Unify Corporation

We have audited the accompanying consolidated balance sheets of Unify Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unify Corporation and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Reno, Nevada
July 12, 2010

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,	April 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,055	$6,147
Accounts receivable, net of allowances of $262 in 2010, and $183 in 2009	6,194	4,501
Prepaid expenses and other current assets	493	717
Total current assets	9,742	11,365

Property and equipment, net	350	472
Goodwill	15,835	6,425
Intangibles, net	8,613	2,720
Other assets, net of allowances of $82 in 2010, and $80 in 2009	228	99
Total assets	$34,768	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$380	$685
Current portion of long term debt	1,397	1,663
Accrued compensation and related expenses	1,308	1,178
Other accrued liabilities	2,349	905
Deferred revenue	9,733	5,617
Total current liabilities	15,167	10,048

Long term debt, net of current portion	12	837
Deferred tax liabilities, net	557	541
Other long term liabilities	636	352

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; no shares	—	—
issued or outstanding
Common stock, $0.001 par value; 40,000,000 shares authorized, 10,476,633	10	7
and 7,476,705 shares outstanding in 2010 and 2009
Additional paid-in capital	80,312	69,941
Accumulated other comprehensive income (loss)	383	(113)
Accumulated deficit	(62,309)	(60,532)
Total stockholders’ equity	18,396	9,303
Total liabilities and stockholders’ equity	$34,768	$21,081

See accompanying notes.

Unify Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2010	2009	2008
Revenues:
Software licenses	$7,379	$6,436	$8,489
Services	15,816	11,688	11,027
Migration solutions	5,397	2,468	309
Total revenues	28,592	20,592	19,825

Cost of Revenues:
Software licenses	346	244	226
Services	3,202	1,019	1,245
Migration solutions	2,537	1,041	129
Total cost of revenues	6,085	2,304	1,600
Gross profit	22,507	18,288	18,225

Operating Expenses:
Product development	6,470	2,907	3,498
Selling, general and administrative	17,664	12,494	12,002
Total operating expenses	24,134	15,401	15,500
Income (loss) from operations	(1,627)	2,887	2,725
Interest expense	(267)	(194)	(900)
Other income (expense), net	(14)	(124)	130
Income (loss) before income taxes	(1,908)	2,569	1,955
Provision (benefit) for income taxes	(131)	179	324
Net income (loss)	$(1,777)	$2,390	$1,631

Net income (loss) per share:
Basic	$(0.18)	$0.34	$0.25
Diluted	$(0.18)	$0.32	$0.23

Shares used in computing net income (loss) per share:
Basic	9,691	6,991	6,423
Diluted	9,691	7,582	7,105

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at April 30, 2007	6,029,201	$6	$64,973	$45	$(64,555)	$469
Components of comprehensive income:
Net income	—	—	—	—	1,631	1,631
Translation adjustments	—	—	—	74	2	76

Total comprehensive income						1,707
Issuance of common stock	41,108	—	183	—	—	183
Exercise of stock options	13,390	—	23	—	—	23
Conversion of warrants and debt to stock	897,050	1	2,826	—	—	2,827
Stock-based compensation	—	—	210	—	—	210
Balances at April 30, 2008	6,980,749	7	68,215	119	(62,922)	5,419
Components of comprehensive income:
Net income	—	—	—	—	2,390	2,390
Translation adjustments	—	—	—	(232)	—	(232)

Total comprehensive income						2,158
Issuance of common stock	20,000	—	52	—	—	52
Exercise of stock options	500	—	2	—	—	2
Conversion of warrants to stock	475,456	—	1,188	—	—	1,188
Stock-based compensation	—	—	484	—	—	484
Balances at April 30, 2009	7,476,705	7	69,941	(113)	(60,532)	9,303
Components of comprehensive loss:
Net loss	—	—	—	—	(1,777)	(1,777)
Translation adjustments	—	—	—	496	—	496
Total comprehensive loss						(1,281)
Issuance of common stock	2,836,063	3	9,439	—	—	9,442
Exercise of stock options	7,911	—	13	—	—	13
Conversion of warrants and debt to stock	155,954	—	290	—	—	290
Stock-based compensation	—	—	629	—	—	629
Balances at April 30, 2010	10,476,633	$10	$80,312	$383	$(62,309)	$18,396

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,777)	$2,390	$1,631
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	235	189	172
Gain on disposal of other investments	-	-	(49)
Amortization of intangible assets	2,398	809	770
Fulfillment of support obligations	-	-	(313)
Amortization of discount on notes payable	28	47	199
Stock based compensation expense	629	484	210
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	654	(596)
Prepaid expenses and other current assets	647	(209)	119
Other long term assets	52	74	142
Valuation allowance from acquisition	(220)	-	-
Accounts payable	(1,804)	130	(312)
Accrued compensation and related expenses	(187)	(425)	784
Accrued acquisition costs	(76)	7	(324)
Other accrued liabilities	(2,420)	381	50
Deferred revenue	2,739	(754)	899
Other long term liabilities	(470)	-	-
Net cash provided by (used in) operating activities	(1,390)	3,777	3,382
Cash flows from investing activities:
Acquisition, net of cash acquired	$19	$(542)	$(249)
Purchases of property and equipment	(36)	(190)	(284)
Proceeds from sale of property and equipment	-	-	9
Payments on acquisitions	-	(110)	(317)
Proceeds from sale of other investments	-	-	265
Net cash used in investing activities	(17)	(842)	(576)
Cash flows from financing activities:
Short term borrowings, net	-	-	20
Proceeds from issuance of common stock	13	2	-
Proceeds from exercise of warrants	-	1,188	-
Borrowings on revolving line of credit	350	1,000	1,000
Payments on revolving line of credit	-	(1,000)	(1,000)
Principal payments under debt obligations	(1,940)	(133)	(2,302)
Net cash provided by (used in) financing activities	(1,577)	1,057	(2,282)
Effect of exchange rate changes on cash	(108)	(537)	104
Net increase (decrease) in cash and cash equivalents	(3,092)	3,455	628
Cash and cash equivalents, beginning of year	6,147	2,692	2,064
Cash and cash equivalents, end of year	$3,055	$6,147	$2,692

Supplemental cash flow information:
Cash paid during the year for interest	$112	$81	$610
Cash paid during the year for income taxes	$79	$146	$21
Supplemental non-cash financing activities:
Warrants converted into common stock	$20	$-	$162
Debt converted into common stock	$270	$-	$3,004

See accompanying notes.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Unify (the “Company”, “we”, “us” or “our”) is a global provider of archiving, application development, data management, and migration software solutions. Our archiving solutions meet an organization’s requirement to archive, discover and preserve electronically stored information for eDiscovery, regulatory compliance, global email access and storage savings. Our software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications, data and electronically stored information.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Unify Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated.

The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average rates of exchange in effect during the reporting period. Foreign currency transaction gains or losses are included in other income (expense), net. Foreign currency adjustments resulting from the translation process are excluded from net income and recorded in other comprehensive income (loss).

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition and the assessment of the valuation of goodwill and other intangible assets, valuation allowance for deferred taxes and the allowance for doubtful accounts receivable. Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks and money market funds.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying amounts of long term accounts receivable approximate fair value based on the collection analysis performed and recording of necessary reserves. The fair values of the Company's long term borrowings are estimated based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Such values approximate the carrying value of the borrowings as of fiscal year end.

Concentrations of Credit Risk and Credit Evaluations

Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily with five financial institutions which at times may exceed federal insured levels. The Company licenses its products principally to companies in the United States, Europe, Canada, Latin America, Russia, Japan, Singapore and Australia. For the year ended April 30, 2010, one customer accounted for 14% of consolidated revenues and another accounted for 11% of consolidated revenues. No single customer accounted for 10% or more of consolidated revenue in the year ended April 30, 2009. We had one customer in the year ended April 30, 2008 that accounted for 12% of consolidated revenues. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside the United States. International revenues accounted for 50%, 68% and 78% of total revenues in fiscal years 2010, 2009 and 2008, respectively.

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

			Charges
	Balance at	Beginning	(Credits) to		Balance at
	Beginning	Balance From	Operating	Write-offs	End of
	of Year	Acquisition	Expenses	of Accounts	Year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2008	$193	$-	$15	$(39)	$169
Year ended April 30, 2009	169	-	73	(59)	183
Year ended April 30, 2010	183	50	74	(45)	262

Allowance for long-term accounts
receivable – reflected in other assets:
Year ended April 30, 2008	$213	$-	$23	$(140)	$96
Year ended April 30, 2009	96	-	(14)	(2)	80
Year ended April 30, 2010	80	-	2	-	82

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Capitalized Software

Under the criteria set forth in Financial Accounting Standards Board (“FASB”) guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. With respect to the Company’s software development process, technological feasibility is established upon completion of a working model. To date, the Company’s products have been released shortly after reaching technological feasibility. Therefore, development costs incurred after completion of a working model and prior to general release have not been significant. Accordingly, no software development costs have been capitalized by the Company to date.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may be in excess of fair value or not recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been identified during any of the periods presented.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented (Note 4).

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

Stock-Based Compensation

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the fiscal years ended April 30, 2010, 2009, and 2008 equity-based compensation expense was comprised of the following (in thousands):

	April 30, 2010	April 30, 2009	April 30, 2008
Cost of Sales	$17	$14	$4
Product Development	122	75	30
Selling, General and Administrative	490	395	176
Total Equity-Based Compensation	$629	$484	$210

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of April 30, 2010. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
2011	$621
2012	519
2013	218
2014	24
Total	$1,382

The cost above is expected to be recognized over a weighted-average period of 1.25 years.

The Company uses the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the following weighted average assumptions: expected option life, 12 months following vesting; stock volatility, 92% in fiscal 2010, 90% in fiscal 2009, 104% in fiscal 2008; risk-free interest rates, 1.9% in fiscal 2010, 2.9% in fiscal 2009, 4.2% in fiscal 2008; and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited. The Company uses a forfeiture rate of 20%, which is based on historical trends.

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

A summary of the Company’s stock option activity for the fiscal year ended April 30, 2010 is as follows:

		Weighted	Weighted
		Average	average remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (in years)	value (1)
Outstanding at April 30, 2009	1,075,804	$3.93	7.22	$496,992
Granted	705,300	$2.84
Exercised	(7,911)	$1.59
Cancelled/expired	(109,696)	$6.07
Outstanding at April 30, 2010	1,663,497	$3.34	7.12	$1,271,375

____________________

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

The total intrinsic value of awards exercised during the year ended April 30, 2010 and 2009 was $11,996 and $1,975, respectively. The total fair value of awards vested during the year ended April 30, 2010 and 2009 was $722,896 and $561,190, respectively.

A summary of the Company’s nonvested stock option activity for the fiscal year ended April 30, 2010 is as follows:

		Weighted
		Average
		Fair
	Shares	Value
Nonvested at April 30, 2009	460,464	$3.50
Granted	705,300	$1.54
Vested	(282,561)	$2.56
Cancelled/expired	(68,860)	$2.44
Nonvested at April 30, 2010	814,343	$2.18

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

Income (loss) Per Share

Earnings per share guidance requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal year 2010 as their effect would be antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and gains and losses on foreign currency translation.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2010 as a result of our acquisition on AXS-One, we determined that we have three reportable segments: Database and Development Products (“DDP”), Integrated Content Archiving Solutions and Modernization and Migration Solutions.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the Accounting Standards Codification (“Codification” or "ASC") as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supercedes all existing non-SEC accounting literature not included in the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB’s Codification project, but it did change the way guidance is organized and presented. As a result, these changes impacted how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Report by providing a plain English approach when describing any new or updated authoritative guidance.

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

In May 2009, the FASB issued authoritative guidance for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. Issuers are required to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. This guidance became effective for financial reporting periods ending after June 15, 2009. We adopted this guidance in fiscal 2010. We evaluated subsequent events through the date this Report was filed with the U.S. Securities and Exchange Commission.

In September 2006, the FASB issued authoritative guidance on fair value measurements. This guidance defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted this guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on business combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We have accounted for the acquisition of AXS-One Inc. in June 2009 under this guidance. See Note 2.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial Statements. The guidance changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. The guidance was effective for us beginning May 1, 2009. We adopted the guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have adopted the guidance and it did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued authoritative guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. The guidance is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We adopted the guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance on the determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. It also requires expanded disclosure related to the determination of intangible asset useful lives. The guidance is effective for fiscal years beginning after December 15, 2008. We adopted the guidance in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial statements.

Note 2. Acquisitions

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

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. As of April 30, 2010, royalty payments earned totaled $135,000. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

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

The goodwill of $9.1 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and AXS-One. All of the goodwill was assigned to Unify’s Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands):

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	1,499
Fair value of total consideration	$10,352

Recognized amounts of identifiable assets acquired and liabilies assumed
Financial assets	$117
Accounts receivable	561
Other assets	640
Property, plant and equipment	132
Identifiable intangible assets	8,065
Financial liablities	(5,772)
Deferred revenue	(2,493)
Total identifiable net assets	$1,250
Goodwill	9,102
$10,352

Acquisition related costs (included in selling, general and administrative expense in Unify's
statement of operations for the year ended April 30, 2010)	$611

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

The contingent consideration arrangement requires Unify to issue to the former holders of AXS-One convertible notes 0.35 shares of Unify common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. After the holders of AXS-One convertible notes have received in the aggregate 2,580,000 Unify shares (as adjusted to reflect stock splits, stock dividends and reverse stock splits of Unify) under the earn-out, the shares issued as the earn-out shall be distributed one-half to the holders of AXS-One convertible notes and one-half to the former management members until the management members have received 171,250 Unify shares under the earn-out. Thereafter, any additional Unify shares issued as earn-out shall be distributed solely to the holders of AXS-One convertible notes. There is no limit to the total number of shares that can be earned. The estimated number of shares that Unify will issue under the contingent consideration arrangement is 451,000. The fair value of the contingent consideration of $1.5 million is based on management’s estimate of both expected net license revenue and share price.

Based on the receipt of a final valuation, acquisition date provisional values were adjusted to decrease contingent consideration by $3.3 million, decrease identifiable intangible assets by $2.0 million, increase deferred revenue by $0.4 million, increase financial liabilities $0.2 million, and decrease goodwill by $0.7 million. Intangible assets include technologies of $4.2 million, trademarks of $1.2 million, backlog of $0.1 million, and customer relationships of $2.6 million.

The amounts of AXS-One’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended April 30, 2010, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2009, or May 1, 2008, are:

(in thousands, except per share amounts)	Revenue	Net loss	Net loss per share
Actual from July 1, 2009 to April 30, 2010	$8,555	$(393)	$(0.04)
Supplemental pro forma from May 1, 2009 to April 30, 2010	$30,101	$(2,693)	$(0.28)
Supplemental pro forma from May 1, 2008 to April 30, 2009	$32,827	$(5,920)	$(0.85)

Note 3. Property and Equipment

Property and equipment at April 30, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Equipment	$1,700	$1,661
Furniture and leasehold improvements	602	626
	$2,302	$2,287
Less accumulated depreciation and amortization	(1,952)	(1,815)
Property and equipment, net	$350	$472

Note 4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2010 and April 30, 2009 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$15,835	$-	$15,835	-
Finite Lives:
Customer - related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	-	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting Agreements	133	(127)	6	1 year
Total	$28,791	$(4,343)	$24,448

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,425	$-	$6,425	-
Finite Lives:
Customer - related	1,536	(742)	794	4 to 5 years
Technology-based	2,395	(827)	1,568	3 to 5 years
Trademarks	300	(181)	119	4 years
Trade name	180	(107)	73	1 to 3 years
Non-compete	85	(7)	78	3 to 3.3 years
Consulting Agreements	110	(22)	88	1 to 1.3 years
Total	$11,031	$(1,886)	$9,145

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for fiscal 2010 was $2,398,000. Amortization expense for the fiscal year ended April 30, 2009, was $809,000. The estimated future amortization expense related to intangible assets as of April 30, 2010, is as follows (in thousands):

Fiscal Year Ending April 30	Amount
2011	$2,265
2012	1,747
2013	1,206
2014	1,202
2015	994
Thereafter	1,199
Total	$8,613

Goodwill at April 30, 2010, represents the excess of purchase prices of acquired companies over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:
  Increased Market Presence and Opportunities: The addition of the acquired companies should increase the combined company’s market presence and opportunities for growth in sales and earnings.

  Enhanced Product Mix: The complementary nature of the Company’s products with those of the acquired companies should benefit current customers and provide the combined company with the ability to access new customers.

  Operating Efficiencies: The combination of the Company and the acquired companies provides the opportunity for potential economies of scale and cost savings.
The Company believes these primary factors support the amount of goodwill recognized as a result of the purchase price for companies it has acquired. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Based on our testing as of April 30, 2010, we do not believe goodwill is impaired and accordingly have made no adjustments to its carrying value.

Note 5. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of April 30, 2010, there was $350,000 outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (5.5% as of April 30, 2010). The credit facility was repaid on June 29, 2010. See Note 19.

Note 6. Long-Term Debt

The Company’s long-term debt consists of the following at April 30, 2010 and April 30, 2009 (in thousands):

	April 30,	April 30,
	2010	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative covenants and the Company is in compliance with such covenants at April 30,
2010. The Comvest notes were repaid on June 29, 2010. See Note 19.	$377	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011	627	1,032

ComVest Capital LLC credit facility, repaid on June 29, 2010. See Notes 5 and 19.	350	-

Other note payable	4	-

Capital leases, payable in monthly installments through September 2011	52	97
	1,410	2,529
Less discount on notes payable, net	(1)	(29)
Less current portion	(1,397)	(1,663)
Long term debt, net	$12	$837

A summary of future payments on long-term debt obligations as of April 30, 2010 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2011	$1,397
2012	13
1,410
Unamortized discount on notes payable	(1)
Current portion of long term debt	(1,397)
Long term debt, net	$12

Note 7. Other Long Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. As of April 30, 2010 and April 30, 2009 the amount of severance is $97,000 and $81,000, respectively. Also included in other long term liabilities as of April 30, 2010 and April 30, 2009 is $219,000 and $271,000 respectively, of deferred rent related to the Roseville, California office. Additionally, included in other long term liabilities as of April 30, 2010, is $320,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. (see Note 2).

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2010	2009	2008
Deferred maintenance revenue beginning balance	$5,473	$6,130	$5,500
Deferred maintenance revenue recognized during period	(14,217)	(11,239)	(10,551)
Deferred maintenance revenue of new maintenance contracts	18,386	10,582	11,181
Deferred maintenance revenue ending balance	$9,642	$5,473	$6,130

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

A summary of stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at April 30, 2007	453,242	$2.90
Granted (weighted average fair value of $3.58)	393,300	$3.58
Exercised	(13,390)	$1.67
Cancelled/expired	(73,135)	$3.41
Outstanding at April 30, 2008	760,017	$3.23
Granted (weighted average fair value of $5.85)	455,900	$5.85
Exercised	(500)	$2.55
Cancelled/expired	(139,613)	$6.39
Outstanding at April 30, 2009	1,075,804	$3.93
Granted (weighted average fair value of $2.84)	705,300	$2.84
Exercised	(7,911)	$1.59
Cancelled/expired	(109,696)	$6.07
Outstanding at April 30, 2010	1,663,497	$3.34

Additional information regarding options outstanding at April 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$ 1.10 - 1.44	173,994	3.59	$1.30	161,836	$1.30
1.65 - 2.50	118,603	5.99	$2.12	98,830	$2.06
2.55 - 2.55	179,000	7.01	$2.55	158,576	$2.55
2.60 - 2.60	519,000	8.09	$2.60	100,828	$2.60
2.65 - 3.80	238,100	6.87	$3.24	89,697	$2.88
3.90 - 5.20	184,500	7.67	$4.87	105,151	$4.93
6.15 - 6.25	9,000	7.94	$6.19	5,291	$6.21
6.40 - 6.40	235,900	8.01	$6.40	126,037	$6.40
6.48 - 6.48	400	7.99	$6.48	200	$6.48
6.70 - 6.70	5,000	7.79	$6.70	2,708	$6.70

Options to purchase 849,154 and 616,091 shares at weighted average prices of $3.20 and $3.33 were exercisable at April 30, 2010 and 2009. At April 30, 2010, there were 509,965 shares reserved for future grants under the Stock Option Plan.

Restricted Stock

On May 1, 2002, the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. The maximum aggregate number of shares of common stock that may be issued under the Director Restricted Stock Plan is 100,000. There were no shares awarded under the plan in fiscal 2010 or fiscal 2009 leaving a balance of 3,862 shares reserved for future awards at April 30, 2010.

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

Note 10. Income Taxes

Income (loss) before income taxes and provision (benefit) for income taxes for the years ended April 30 were as follows (in thousands):

	2010	2009	2008
Domestic	$(1,728)	$3,004	$1,997
Foreign	(180)	(435)	(42)
Total income (loss) before income taxes	$(1,908)	$2,569	$1,955

Current
Foreign taxes	$55	$-	$89
Federal and state income taxes	18	95	16
Total Current	73	95	105

Deferred
Foreign taxes	(120)	(27)	-
Federal and state income taxes	(84)	111	219
Total Deferred	(204)	84	219
Provision (benefit) for income taxes	$(131)	$179	$324

The provision (benefit) for income taxes for the years ended April 30, 2010, 2009 and 2008 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2010	2009	2008
Computed tax expense (benefit) at statutory rate	$(837)	$1,144	$665
Increases (reductions) in tax expense resulting from:
Change in valuation allowance for deferred tax assets	339	(1,226)	(298)
Stock-based compensation	180	117	-
Acquisition cost	224	-	-
Change in tax contingency reserve	7	67	-
Other	(44)	77	(43)
Provision (benefit) for income taxes	$(131)	$179	$324

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2010	2009
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	$18,694	$14,501
Capital loss carryforward	2,288	1,702
Foreign tax credits	163	108
Domestic fixed assets and other intangibles	-	296
Others	462	206
Current assets
Deferred revenue	109	64
Allowance for losses on accounts receivable	107	83
Reserves and other accruals	578	151
Total deferred tax assets	22,401	17,111
Valuation allowance	(20,120)	(17,111)
Non-current liabilities
Domestic fixed assets and other intangibles	(2,095)	-
Foreign fixed assets and other intangibles	(278)	(211)
Goodwill	(465)	(330)
Net deferred tax assets (liabilities)	$(557)	$(541)

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company has maintained a full valuation allowance against its net deferred tax assets in all the tax jurisdictions except Canada. The valuation allowance increased by $3.0 million in fiscal 2010, decreased by $1.2 million in fiscal 2009 and increased by $298,000 in fiscal 2008.

At April 30, 2010, the Company had approximately $37.4 million in federal net operating loss (“NOL”) carryforwards that begin to expire in fiscal year 2011 through 2029, approximately $5.2 million in state net operating loss carryforwards that expire in fiscal years 2014 to 2031, and approximately $1.2 million in foreign net operating loss carryforwards that do not expire. The Company’s ability to utilize these net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. In addition, the Company had approximately $9.2 million acquired federal NOLs through a business combination during fiscal year 2010 that begin to expire in fiscal year 2027 though 2029, approximately $13.7 million acquired state NOL that expire in fiscal years 2015 to 2031 and approximately $5.2 million acquired foreign NOL that do not expire. At April 30, 2010, the Company also had approximately $5.1 million federal capital loss carryforward and $9.1 million California capital loss carryforward, respectively, which expires beginning in fiscal year 2013 for federal tax purpose and will not expire for State of California.

Tax Positions

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended	Year ended
	April 30, 2010	April 30, 2009
Beginning balance	$67	$-
Gross increases - tax positions in current period	-	67
Gross decreases - tax positions in prior period	-	-
Gross increases - tax positions in prior period	7	-
Decreases relating to settlements	-	-
Reductions as a result of a lapse of statute of limitations	-	-
Ending balance	$74	$67

If recognized, $74,000 of the total unrecognized tax benefits would be recorded as a reduction in income tax expense. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2010, the Company did not have material interest or penalties associated with any unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2005.

Note 11. Other Income (Expenses)

Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2010	2009	2008
Interest income	$5	$20	$12
Foreign currency exchange gain (loss)	(78)	(205)	146
Other	59	61	(28)
Other income (expenses), net	$(14)	$(124)	$130

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for years ended April 30, 2010, 2009, and 2008 was $496,000 and ($232,000), and $76,000 respectively.

Note 13. Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2010, because of our reported net loss, potentially dilutive securities of 491,000 were excluded from the per share computations due to their antidilutive effect.

(in thousands, except per share amounts)	Year Ended April 30,
	2010	2009	2008
Net income (loss)	$(1,777)	$2,390	$1,631

Weighted average shares of common stock outstanding, basic	9,691	6,991	6,423
Effect of dilutive securities (stock options)	-	591	682
Weighted average shares of common stock outstanding, diluted	$9,691	$7,582	$7,105

Earnings (loss) per share of common stock:
Basic	$(0.18)	$0.34	$0.25
Diluted	$(0.18)	$0.32	$0.23

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was 548,006 in fiscal 2010, 584,688 in fiscal 2009, and 85,319 in fiscal 2008. The number of shares of common stock warrants excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was none in fiscal 2010, fiscal 2009, and fiscal 2008.

Note 14. Related Party Transactions

The Company had an ownership interest in Unify Japan KK which was less than 15%. In April 2008, we wrote off our investment in Unify Japan of $39,000 based on our assessment that there was a permanent decline in value for this investment. Unify Japan KK is a Japanese corporation that is a master distributor for the Company in Japan. Sales to Unify Japan KK in fiscal 2010, 2009, and 2008 were $0.3 million, $0.2 million, and $0.2 million, respectively. Accounts receivable from Unify Japan KK as of April 30, 2010 and 2009 were $35,000 and $13,000, respectively. The Company records an investment impairment charge if and when the Company believes an investment has experienced a decline in market value that is other than temporary. Several factors can trigger an impairment review such as significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. In assessing potential impairment for such investments, we consider these factors as well as the forecasted financial performance.

Note 15. Employee Retirement Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2010, 2009 and 2008, the Company contributed $196,000, $140,000 and $114,000, respectively, to the 401(k) Plan.

Note 16. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2014. Future minimum rental payments under these leases as of April 30, 2010 are as follows (in thousands):

Years Ending April 30,
2011	$1,295
2012	1,054
2013	546
2014	551
Thereafter	-
$3,446

Rent expense under operating leases was $927,800, $667,200 and $1,095,500 for the years ended April 30, 2010, 2009 and 2008, respectively.

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2010, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Note 17. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2010, we have determined that we have three reportable segments: Database and Development Products (“DDP”), Integrated Content Archiving Solutions and Modernization and Migration Solutions. Prior to the first quarter of fiscal year 2010, the Company maintained two reportable segments, Database and Development Products and Modernization and Migration Solutions. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on gross margins (total revenues less costs of licenses, services and migration solutions) before operating costs. We do not manage our operating costs on a segment basis as many of our sales, marketing and support personnel regularly work with products from all segments. Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

For the fourth quarter of fiscal 2010 and 2009, total revenue from the United States was $5.0 million and $1.6 million, respectively. Total revenue from all other countries was $3.4 million in the fourth quarter of fiscal 2010 and $3.1 million for the fourth quarter of fiscal 2009. Total long-lived assets as of April 30, 2010 and 2009, for the United States, were $26.4 million and $9.6 million, respectively. Total long-lived assets in all other countries were $2.0 million as of April 30, 2010 and $68,000 as of April 30, 2009.

Financial information for the Company’s reportable segments is summarized below (in thousands).

	For the Years Ended April 30,
	2010	2009	2008
Total revenues:
Database and Development Products	$14,640	$18,124	$19,516
Integrated Content Archiving Solutions	8,555	-	-
Modernization and Migration Solutions	5,397	2,468	309
Total revenues	$28,592	$20,592	$19,825

Cost of revenue:
Database and Development Products	$1,357	$1,263	$1,471
Integrated Content Archiving Solutions	2,191	-	-
Modernization and Migration Solutions	2,537	1,041	129
Total Cost of Revenues	$6,085	$2,304	$1,600

Gross profit:
Database and Development Products	$13,283	$16,861	$18,045
Integrated Content Archiving Solutions	6,364	-	-
Modernization and Migration Solutions	2,860	1,427	180
Total Gross Profit	$22,507	$18,288	$18,225

Note 18. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2010 and 2009 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2010:
Total revenues	$4,511	$7,087	$8,622	$8,372
Gross profit	$3,917	$5,610	$6,837	$6,143
Net income (loss)	$(2,229)	$(1,400)	$1,062	$790

Net income (loss) per share:
Basic earnings per share:
Net income (loss) per share	$(0.27)	$(0.14)	$0.10	$0.08

Dilutive earnings per share:
Net income (loss) per share	$(0.27)	$(0.14)	$0.10	$0.07

Shares used in computing net income per share:
Basic	8,367	10,119	10,123	10,169
Diluted	8,367	10,119	10,601	10,743

Year ended 2009:
Total revenues	$5,027	$5,801	$5,208	$4,556
Gross profit	$4,566	$5,056	$4,621	$4,045
Net income	$391	$725	$1,085	$189

Net income per share:
Basic earnings per share:
Net income per share	$0.06	$0.10	$0.16	$0.03

Dilutive earnings per share:
Net income per share	$0.05	$0.10	$0.15	$0.03

Shares used in computing net income per share:
Basic	6,981	6,981	6,981	7,022
Diluted	7,821	7,605	7,334	7,210

Note 19. Subsequent Event

On June 29, 2010, the Company purchased Strategic Office Solutions, Inc., dba Daegis, for approximately $37.5 million. Payment was made in the form of $24.0 million in cash, $7.3 million in equity, and $6.2 million in convertible notes. The Company issued 2,085,714 shares of Unify common stock to the former owners of Daegis at $3.50 per share for a total of $7.3 million. The notes consisted of a $5.0 million convertible note and a $1.2 million escrow note. Under the terms of the convertible note the Company will incur interest at 8% per annum. Upon shareholder approval to issue additional shares in conjunction with this acquisition, the note will automatically convert to 1,428,571 shares of Unify common stock. Under the terms of the escrow note the Company will incur interest at 3% per annum for the first eighteen months and 8% per annum thereafter. Upon shareholder approval the escrow note will convert into 342,857 shares of Unify common stock 18 months after the date of closing.

To finance the cash portion of the acquisition of Daegis and provide working capital, the Company entered into a new Revolving Credit and Term Loan Agreement with Hercules Technology (the “Hercules Loan Agreement”) on June 29, 2010. The Hercules Loan Agreement consists of a term note and a revolving credit note agreement. The term note is for $24.0 million payable over five years with escalating principal payments of 5%, 10%, 15%, 20% and 50% annually. The Company incurs interest at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25% (10.25% at the date of closing) plus 2% interest to be paid in kind. Under the terms of the revolver the Company can borrow up to $6.0 million. The amount that can be borrowed under the revolver is based on the amount of eligible accounts receivable outstanding. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 7.25% per annum with a minimum rate of 9.25% (9.25% at the date of closing). The additional proceeds from the Hercules Loan Agreement were used to pay the remaining balance of the ComVest Term Loan and Revolver in full (see Note 6). In conjunction with the Hercules Loan Agreement, we issued 718,860 warrants which are exercisable at $3.30 per share.

Disclosure of the acquisition-date fair value of the consideration given, fair-value of assets acquired and liabilities assumed, intangible asset classifications, and pro-forma information is not included in this note. Due to the timing of the acquisition, the initial accounting for the business combination was incomplete at the time the financial statements were issued and the above mentioned information was unavailable.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16,	8-K	001-11807	2.1	April 20, 2009
	2009, by and among Unify, UCAC, Inc., a
	Delaware corporation and wholly owned
	subsidiary of Unify, and AXS-One Inc., a
	Delaware corporation

2.2	Agreement and Plan of Merger, dated June 29,	8-K	001-11807	10.1	July 1, 2010
	2010, by and among Unify Corporation, Unify
	Acquisition Corp., and Strategic Office
	Solutions, Inc. (dba Daegis)

3.1	Restated Certificate of Incorporation of the	S-1	333-03834	3.1	April 19, 1996
	Company

3.2	Amendment to Restated Certificate of	10-K/A	001-11807	3.2	December 18,
	Incorporation of the Company				2007

3.3	Amended Bylaws of the Registrant	10-K				X

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Revolving Credit and Term Note Agreement by	8-K	001-11807	10.18	November 29,
	and between ComVest and Unify, dated				2006
	November 20, 2006

4.3	Convertible Term Note – Tranche 1	10-K/A	001-11807	4.3	December 18,
					2007

4.4	Convertible Term Note – Tranche 2	10-K/A	001-11807	4.4	December 18,
					2007

4.5	Convertible Term Note – Tranche 3	10-K/A	001-11807	4.5	December 18,
					2007

4.6	Registration Rights Agreement dated	8-K	001-11807	10.19	November 29,
	November 20, 2006				2006

4.7	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18,
					2007

4.8	Special Situations Stock Purchase Agreement	10-K	001-11807	10.11	July 21, 2004
	dated April 23, 2004

4.9	Special Situations Registration Rights	10-K	001-11807	10.12	July 21, 2004
	Agreement dated April 23, 2004

4.10	Form of 2004 Warrants	10-K/A	001-11807	4.12	December 18,
					2007

4.11	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.12	Loan and Security Agreement, dated June 29,	8-K	001-11807	10.2	July 1, 2010
	2010, by and among Unify Corporation and
	Hercules Technology II, L.P.

4.13	Registration Rights Agreement dated June 29,	8-K	001-11807	10.3	July 1, 2010
	2010

4.14	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.15	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.16	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	Employment Agreement by and between Todd	10-K	001-11807	10.8	July 30, 2001
	Wille and the Registrant dated December 29,
	2000

10.4	Note Exchange Agreement, dated April 16,	8-K	001-11807	10.1	April 20, 2009
	2009, between and among Unify and holders of
	certain convertible notes of AXS-One Inc., a
	Delaware corporation

10.5*	Employment Agreement by and between Kurt	8-K	001-11807	10.7	July 1, 2010
	Jensen and the Registrant dated June 30, 2010

10.6	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.7	Office Building Lease for Roseville, California	10-K	001-11807	10.6	July 22, 2009
	facility, dated November 1, 2007, and amended
	November 21, 2007

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Grant Thornton LLP, Independent					X
	Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer					X
	pursuant to Rule 13a-14(a) or 15d-14(a) of the
	Securities Exchange Act of 1934 as adopted
	pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002

31.2	Certification of Chief Financial Officer					X
	pursuant to Rule 13a-14(a) or 15d-14(a) of the
	Securities Exchange Act of 1934 as adopted
	pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1	Certification of Todd E. Wille, Chief Executive					X
Officer of Unify Corporation pursuant to 18
U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Bonham, Chief					X
Financial Officer of Unify Corporation
pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

*	Exhibit pertains to a management contract or compensatory plan or arrangement.