Form 10-Q
period 2010-07-31
UNIFY CORP
filed 2010-09-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,644,326 shares of common stock, $0.001 par value, as of July 31, 2010.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2010 and April 30, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended July 31, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

SIGNATURE		28

CERTIFICATIONS		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,380	$3,055
Accounts receivable, net	13,153	6,194
Prepaid expenses and other current assets	898	493
Total current assets	19,431	9,742

Property and equipment, net	2,171	350
Goodwill	30,917	15,835
Intangibles, net	22,478	8,613
Other assets, net	1,339	228
Total assets	$76,336	$34,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,023	$380
Current portion of long term debt	1,516	1,397
Accrued compensation and related expenses	2,421	1,308
Other accrued liabilities	2,971	2,349
Deferred revenue	7,961	9,733
Total current liabilities	15,892	15,167

Long term debt, net	31,897	12
Deferred tax liabilities, net	473	557
Other long term liabilities	628	636

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	13	10
Additional paid-in capital	90,240	80,312
Accumulated other comprehensive income	362	383
Accumulated deficit	(63,169)	(62,309)
Total stockholders’ equity	27,446	18,396
Total liabilities and stockholders’ equity	$76,336	$34,768

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2010	2009
Revenues:
Software licenses	$1,339	$1,402
Maintenance and hosting	5,280	2,741
Consulting and implementation services	3,266	368
Total revenues	9,885	4,511

Cost of Revenues:
Software licenses	25	38
Maintenance and hosting	495	341
Consulting and implementation services	1,769	215
Total cost of revenues	2,289	594
Gross profit	7,596	3,917

Operating Expenses:
Product development	1,783	1,403
Selling, general and administrative	6,122	4,816
Total operating expenses	7,905	6,219
Loss from operations	(309)	(2,302)
Interest expense	(433)	(58)
Other income (expense), net	(123)	139
Loss before income taxes	(865)	(2,221)
Provision (benefit) for income taxes	(7)	8
Net loss	$(858)	$(2,229)

Net loss per share:
Basic	$(0.08)	$(0.27)
Dilutive	$(0.08)	$(0.27)

Shares used in computing net loss per share:
Basic	11,240	8,367
Dilutive	11,240	8,367

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(858)	$(2,229)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	115	58
Amortization of intangible assets	835	544
Amortization of discount on notes payable	44	11
Interest added to long term debt principal	44	—
Stock based compensation expense	252	151
Changes in operating assets and liabilities:
Accounts receivable	(1,139)	(2,427)
Prepaid expenses and other current assets	245	251
Other long term assets	(962)	5
Accounts payable	282	(708)
Accrued compensation and related expenses	11	(351)
Other accrued liabilities	311	(146)
Accrued acquisition costs	—	(75)
Deferred revenue	(1,766)	2,051
Other long term liabilities	(180)	(223)
Net cash used in operating activities	(2,766)	(3,088)

Cash flows from investing activities:
Acquisition, net of cash acquired	(21,730)	118
Purchases of property and equipment	(230)	(12)
Net cash provided by (used in) investing activities	(21,960)	106

Cash flows from financing activities:
Payments on revolving line of credit	(350)	—
Borrowings on revolving line of credit	4,000	—
Borrowings on term loan	24,000	—
Principal payments under debt obligations	(557)	(147)
Net cash provided by (used in) financing activities	27,093	(147)
Effect of exchange rate changes on cash	(42)	(53)
Net increase (decrease) in cash and cash equivalents	2,325	(3,182)
Cash and cash equivalents, beginning of period	3,055	6,147
Cash and cash equivalents, end of period	$5,380	$2,965
Supplemental cash flow information:
Cash paid during the period for:
Interest	$35	$42
Taxes	$132	$(8)

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$7,217	$8,853
Convertible notes issued in conjunction with acquisition	$6,200	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the SEC.

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, hosting, and consulting and implementation services. The Company licenses its products to end-user customers, including corporate legal and IT departments and law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. The Company exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

For fixed price arrangements that require significant modification or customization of software, the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is generally measured by labor hours.

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

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting and implementation services are performed on a “best efforts” basis and may be billed under time-and-materials or fixed price arrangements. Revenues and expenses relating to providing consulting services are generally recognized as the services are performed.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance will become effective for Unify beginning May 1, 2011, with earlier adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

Reclassifications

Certain reclassifications have been made to the prior period consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on net income (loss).

2. Acquisitions

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. As of July 31, 2010, royalty payments earned totaled $143,000. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

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

The goodwill of $9.1 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and AXS-One. All of the goodwill was assigned to the eDiscovery and Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands):

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	1,499

Fair value of total consideration	$10,352

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	561
Other assets	640
Property, plant and equipment	132
Identifiable intangible assets	8,065
Financial liabilities	(5,772)
Deferred revenue	(2,493)
Total identifiable net assets	1,250

Goodwill	9,102
$10,352

Acquisition related costs (included in selling, general and administrative expense in
Unify's statement of operations for fiscal year 2010, all of which was in the three months
ended July 31, 2009.)	$611

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

The contingent consideration arrangement required Unify to issue to the former holders of AXS-One convertible notes 0.35 shares of Unify common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that Unify will issue under the contingent consideration arrangement is 415,422. Accordingly, the fair value of the contingent consideration is $1.3 million, which resulted in a reduction in the acquisition related liability of $164,000 and a corresponding reduction in selling, general, and administrative expenses.

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

Strategic Office Solutions, Inc., dba Daegis

On June 29, 2010, the Company acquired all of the issued and outstanding shares of common stock of Strategic Office Solutions, Inc., dba Daegis, for approximately $37.4 million. Payment was made in the form of $24.0 million in cash, $7.2 million in equity, and $6.2 million in convertible notes. The Company issued 2,085,714 shares of Unify common stock to the former owners of Daegis at $3.46 per share (closing market price on the acquisition date) for a total of $7.2 million. The notes consisted of a $5.0 million convertible note and a $1.2 million escrow note. Under the terms of the convertible note the Company will incur interest at 8% per annum. The note is convertible at the election of either party to the agreement for a total of 1,428,571 shares of Unify common stock. Under the terms of the escrow note the Company will incur interest at 3% per annum for the first eighteen months and 8% per annum thereafter. The note is convertible at the election of either party to the agreement for a total of 342,857 shares of Unify common stock. See Notes 6 and 13 for additional discussion of the convertible notes.

Daegis is a provider of eDiscovery solutions for corporate legal departments and law firms. The Company believes Daegis’ eDiscovery solutions compliments its integrated content archiving product. The acquisition of Daegis advances the Company’s growth strategy to acquire superior software and services companies that can leverage its technology strengths and extensive customer base while enabling the combined company to meet a broader set of customer and market needs.

The goodwill of $15.1 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and Daegis. All of the goodwill was assigned to the eDiscovery and Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of Unify)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,823
Other assets	705
Property, plant and equipment	1,706
Identifiable intangible assets	14,700
Financial liabilities	(2,861)
Total identifiable net assets	22,343

Goodwill	15,074
$37,417

Acquisition related costs (included in selling, general and administrative expense in Unify's
statement of operations for the three months ended July 31, 2010)	$1,423

The fair value of the 2,085,714 common shares issued as part of the consideration paid for Daegis ($7,216,570) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

The fair value of the acquired identifiable intangible assets and recorded amounts for deferred income taxes and goodwill are provisional pending receipt of the final valuations. Intangible assets include technologies of $6.8 million, backlog of $0.2 million, trademarks of $2.0 million, patents of $1.0 million, non-compete agreements of $0.5 million, and customer relationships of $4.2 million.

The amounts of Daegis’s revenue and earnings included in the Company’s consolidated statement of operations for the three months ended July 31, 2010, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2010, or May 1, 2009, are:

			Net income (loss)
(in thousands, except per share amounts)	Revenue	Net income (loss)	per share
Actual from June 29, 2010 to July 31, 2010	$3,016	$1,194	$0.11
Supplemental pro forma from May 1, 2010 to July 31, 2010	$10,709	$(1,110)	$(0.11)
Supplemental pro forma from May 1, 2009 to July 31, 2009	$12,953	$(1,501)	$(0.18)

3. Stock Compensation Information

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the quarter ended July 31, 2010, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Cost of Sales	$5	$4
Product Development	38	27
Selling, General and Administrative	209	120
Total Equity-Based Compensation	$252	$151

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of July 31, 2010. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2011	$654
2012	675
2013	374
2014	164
Total	$1,867

The cost above is expected to be recognized over a weighted-average period of 1.43 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended July 31, 2010 and 2009, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 83% and 94%; risk-free interest rates of 1.4% and 2.4% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

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

A summary of the Company’s stock option activity for the three months ended July 31, 2010 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2010	1,663,497	$3.31	7.12	$1,271,375
Granted	413,700	$3.55
Exercised	—	$—
Canceled or expired	(13,209)	$3.25
Outstanding at July 31, 2010	2,063,988	$3.38	7.20	$922,234

Exercisable at July 31, 2010	980,093	$3.23	6.26	$660,861

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended July 31, 2010 and July 31, 2009 was $0 for both periods. The total fair value of awards vested during the quarters ended July 31, 2010 and July 31, 2009 was $302,292 and $237,958, respectively.

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2010 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2010	814,343	$3.50
Granted	413,700	$2.28
Vested	(132,293)	$2.29
Canceled or expired	(11,855)	$2.02
Nonvested at July 31, 2010	1,083,895	$3.19

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2010 and April 30, 2010 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
July 31, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$30,917	$—	$30,917	—
Finite Lives:
Customer-related	8,337	(1,445)	6,892	5 to 10 years
Technology-based	13,587	(2,680)	10,907	0.5 to 6 years
Trademarks	3,500	(568)	2,932	0.5 to 5 years
Patents	1,000	(8)	992	10 Years
Trade name	197	(149)	48	2 years
Backlog	300	(133)	167	0.5 years
Non-compete	603	(63)	540	3 to 3.3 years
Consulting agreement	133	(133)	—	1 year
Total	$58,574	$(5,179)	$53,395

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$15,835	$—	$15,835	—
Finite Lives:
Customer-related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	—	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting agreement	133	(127)	6	1 year
Total	$28,791	$(4,343)	$24,448

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended July 31, 2010, was $835,000. Amortization expense for the three months ended July 31, 2009, was $544,000. The estimated future amortization expense related to intangible assets as of July 31, 2010, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2011	$3,495
2012	3,971
2013	3,415
2014	3,275
2015	3,047
2016	2,096
Thereafter	3,179
Total	$22,478

Goodwill at July 31, 2010, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:
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

5. Credit Facility

On June 29, 2010, the Company entered into a revolving credit note agreement with Hercules Technology II, L.P. Under the terms of the agreement, the Company is entitled to borrow up to $6.0 million. The amount that can be borrowed under the revolver is determined by the amount of eligible accounts receivable outstanding. As of July 31, 2010, there was $4.0 million outstanding on the revolver. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 7.25% per annum with a minimum rate of 9.25% (9.25% as of July 31, 2010) and has a maturity date of June 29, 2015.

6. Long-Term Debt

The Company’s debt consists of the following at July 31, 2010 and April 30, 2010 (in thousands):

	July 31,	April 30,
	2010	2010
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to aquire Daegis - see Note 2, interest rate at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25%
(10.25% at July 31, 2010) plus 2% interest to be paid in kind through maturity on
June 29, 2015. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in
compliance with such covenants at July 31, 2010.	$24,044	$—

Subordinated Purchase (Convertible) Note Payable to the former Daegis shareholders,
interest rate of 8%, payable September 2015. The note was converted on September 1, 2010 - see Note 13.	5,000	—

Subordinated Indemnity (Escrow) Note Payable to the former Daegis shareholders,
interest rate of 3% for the first 18 months and 8% thereafter, payable September 2015. The note was converted on September 1, 2010 - see Note 13.	1,200	—

Hercules Technology II, L.P., credit facility, interest rate at prevailing LIBOR rate plus
7.25% per annum with a minimum rate of 9.25% (9.25% at July 31, 2010), payable
June 29, 2015.	4,000	—

Convertible notes payable to ComVest Capital LLC, interest rate of 5%. The Comvest
notes were repaid on June 29, 2010.	—	377

Note Payable, interest rate of 5%, payable in installments through April 2011.	457	627

ComVest Capital LLC credit facility, interest rate 5.5%, repaid on June 29, 2010.	—	350

Other notes payable	4	4

Capital leases payable, payable in monthly installments through June 2013.	831	52
	35,536	1,410
Less discount on notes payable	(2,123)	(1)
Less current portion	(1,516)	(1,397)
Total long term debt, net	$31,897	$12

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with 718,860 warrants to purchase shares of Unify common stock at $3.30 per share. The warrants have an expiration date of June 29, 2020. The Company used the Black-Scholes pricing model to estimate fair value of warrants granted.

7. Other Long-Term Liabilities

Included in other long term liabilities as of July 31, 2010 is deferred rent related to the Roseville, San Francisco, New York, and Chicago offices of $203,000, $6,000, $102,000, and $21,000, respectively. Included in other long term liabilities as of April 30, 2010 is $219,000 of deferred rent related to the Roseville, California office. Also included in other long term liabilities as of July 31, 2010 and April 30, 2010 are $200,000 and $320,000, respectively, related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. Additionally, as of July 31, 2010 and April 30, 2010, there is $96,000 and $97,000, respectively, related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Deferred maintenance revenue beginning balance	$9,642	$5,473
Deferred maintenance revenue recognized during period	(4,686)	(2,580)
Deferred maintenance revenue of new maintenance contracts	2,949	4,910
Deferred maintenance revenue ending balance	$7,905	$7,803

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2010 and April 30, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the three months ended July 31, 2010 and 2009.

10. Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive loss on foreign currency translations for the three months ended July 31, 2010 and 2009 was ($20,000) and ($32,000), respectively.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended July 31, 2010 and 2009, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended
(in thousands, except per share amounts)	July 31,
	2010	2009
Net loss	$(858)	$(2,229)

Weighted average shares of common stock outstanding, basic	11,240	8,367
Effect of dilutive securities	—	—
Weighted average shares of common stock outstanding, diluted	11,240	8,367

Loss per share of common stock:
Basic	$(0.08)	$(0.27)
Diluted	$(0.08)	$(0.27)

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 307,175 and common stock warrants of 242,435 as of July 31, 2010. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 513,865 and common stock warrants of 272,633 as of July 31, 2009. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 926,216 for the three months ended July 31, 2010 and 390,305 for the three months ended July 31, 2009.

12. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2011, we have determined that we have two reportable segments: Database and Development Products (“DDP”) and Modernization and Migration Solutions, and eDiscovery and Integrated Content Archiving Solutions. Prior to the first quarter of fiscal year 2011, the Company maintained three reportable segments, Database and Development Products (“DDP”), Integrated Content Archiving Solutions and Modernization & Migration Solutions. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on gross margins (total revenues less costs of revenues) before operating costs. We do not manage our operating costs on a segment basis as many of our sales, marketing and support personnel regularly work with products from all segments. Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

For the first quarter of fiscal 2011 and 2010, total revenue from the United States was $6.4 million and $1.2 million, respectively. Total revenue from all other countries was $3.5 million in the first quarter of fiscal 2011 and $3.3 million for the first quarter of fiscal 2010. Total long-lived assets as of July 31, 2010 and April 30, 2010, for the United States, was $55.0 million and $23.0 million, respectively. Total long-lived assets in all other countries were $1.9 million as of July 31, 2010 and $2.0 million as of April 30, 2010.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2010 segment information has been reclassified to conform to the fiscal 2011 presentation.

	Three Months Ended
	July 31,
	2010	2009
Total revenues:
Database and development products and modernization and migration solutions	$4,321	$3,428
eDiscovery and integrated content archiving solutions	5,564	1,083
Total revenues	$9,885	$4,511

Cost of revenue:
Database and development products and modernization and migration solutions	$765	$413
eDiscovery and integrated content archiving solutions	1,524	181
Total cost of revenues	$2,289	$594

Gross profit:
Database and development products and modernization and migration solutions	$3,556	$3,015
eDiscovery and integrated content archiving solutions	4,040	902
Total gross profit	$7,596	$3,917

13. Subsequent Event

On September 1, 2010 the Company converted the Subordinated Purchase Note issued pursuant to the Company’s acquisition of Daegis on June 29, 2010 and all related accrued interest to 1,448,614 shares of common stock at a conversion price of $3.50 per share. On September 1, 2010 the Company converted the Subordinated Indemnity (Escrow) Note issued pursuant to the Company’s acquisition of Daegis on June 29, 2010 and all related accrued interest to 344,667 shares of common stock at a conversion price of $3.50 per share. Both notes were cancelled upon conversion.

UNIFY CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to the anticipated impacts of acquisitions, statements made on goodwill, intangible assets, and impairment, statements about the ability to utilize deferred tax assets, and statements about other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Volatility of Stock Price and General Risk Factors Affecting Quarterly Results” and in the Company’s Annual Report on Form 10-K under “Business – Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the SEC.

Overview

Unify (the “Company”, “we”, “us” or “our”) is a global provider of application development, data management, migration, archiving software, and eDiscovery solutions. Our tools and database software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our archiving and eDiscovery solutions meet an organization’s requirement to archive, discover and preserve electronically stored information for eDiscovery, regulatory compliance, information governance and storage savings.

The Company sells its solutions through two segments. The segments are the Database and Development Products (“DDP”) and Modernization and Migration Solutions segment and eDiscovery and Integrated Content Archiving Solutions segment.

Unify’s customers include corporate legal and information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including legal, insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with offices in San Francisco, New York, Chicago, Boston, Rutherford, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries.

Our application modernization solutions help organizations migrate and maximize investments in their existing applications and data to increase productivity, eliminate risk and substantially reduce time and costs. Our application development and data management software products include Team Developer, SQLBase, SQLBase Treasury, NXJ, DataServer, VISION and ACCELL. Our Modernization and Migration Solutions include Composer™ Notes which delivers a like-for-like migration of Lotus Notes applications to the Microsoft .NET platform, Composer Sabertooth™ which speeds the conversion of Team Developer or SQLWindows applications to Microsoft .NET, Composer CipherSoft which automatically converts Oracle Forms and PL/SQL code to Java and Composer Mainframe which delivers automation migration of legacy COBOL, Ideal and Natural code to modern code and relational databases through best of breed partnerships. We also have an integrated content archiving and eDiscovery software solution. The Daegis Central Archive enables organizations to securely capture, index, archive, retrieve, review, share, search, supervise and manage the retention, disposition, preservation and destruction of electronically stored information. Through Daegis, we provide eDiscovery products and litigation support services for Matter Lifecycle Management including consulting, project management, document review, and eDiscovery Analytics Consulting.

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. The areas that require significant judgment are as follows.

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, hosting, and consulting and implementation services. The Company licenses its products to end-user customers, including corporate legal and IT departments and law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. The Company exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

For fixed price arrangements that require significant modification or customization of software, the Company uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is generally measured by labor hours.

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

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting and implementation services are performed on a “best efforts” basis and may be billed under time-and-materials or fixed price arrangements. Revenues and expenses relating to providing consulting services are generally recognized as the services are performed.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	July 31,
	2010	2009
Revenues:
Software licenses	13.5%	31.1%
Maintenance and Hosting	53.5%	60.7%
Consulting and Implementation Services	33.0%	8.2%
Total revenues	100.0%	100.0%

Cost of Revenues:
Software licenses	0.3%	0.8%
Maintenance and Hosting	5.0%	7.5%
Consulting and Implementation Services	17.9%	4.8%
Total cost of revenues	23.2%	13.1%

Gross profit	76.8%	86.9%

Operating Expenses:
Product development	18.0%	31.1%
Selling, general and administrative	61.9%	106.8%
Total operating expenses	79.9%	137.9%
Loss from operations	(3.1)%	(51.0)%
Interest expense	(4.4)%	(1.3)%
Other income (expense), net	(1.2)%	3.1%
Loss before income taxes	(8.7)%	(49.2)%
Provision for income taxes	(0.1)%	0.2%
Net loss	(8.6)%	(49.4)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and support, and consulting services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the first quarter of fiscal 2011 were $9.9 million, an increase of $5.4 million from the first quarter of fiscal 2010. This represents an increase of 119% from the first quarter of fiscal 2010 revenues of $4.5 million. The increase in total revenues is primarily due to revenue resulting from the June 29, 2010 acquisition of Daegis. While the Company continued to feel the impact of the world-wide slowdown in the economic environment in the first quarter of 2011 there was a noticeable increase in sales activity in most parts of the world compared to the first quarter of 2010. Total software license revenues in the first quarter of fiscal 2011 were $1.3 million, a decrease of $0.1 million from the first quarter of fiscal 2010. This represents a decrease of 4% over the first quarter of fiscal 2010 revenues of $1.4 million. Total maintenance and hosting revenues in the first quarter of fiscal 2011 were $5.3 million, an increase of $2.6 million from the first quarter of 2010. This represents an increase of 93% from the first quarter of fiscal 2010 revenues of $2.7 million. Total consulting and implementation services revenues in the first quarter of fiscal 2011 were $3.3 million, an increase of $2.9 million from the first quarter of fiscal 2010 revenues of $0.4 million. The increase in maintenance and hosting revenue and consulting and implementation services revenue primarily related to the revenue generated by AXS-One and Daegis. AXS-One only had one month of revenue included in the first quarter of fiscal 2010 and Daegis did not have any revenue included in fiscal 2010.

For the first quarter of fiscal 2011 and 2010, total revenues from the United States were 64% and 27% of total revenues, respectively. Total revenue from the United States in absolute dollars was $6.4 million for the first quarter of fiscal 2011 and $1.2 million for the first quarter of fiscal 2010. The increase is primarily due to the acquisitions of Daegis and AXS-One, which have historically had a high percentage of total revenue from the United States. Total revenue from all other countries was $3.5 million in the first quarter of fiscal 2011 and $3.3 million for the first quarter of fiscal 2010. On a percentage basis, revenue from other countries was 36% for the first quarter of fiscal 2011 and 73% for fiscal 2010.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $25,000 and $38,000 for the first quarter of fiscal 2011 and fiscal 2010, respectively.

Cost of Maintenance and Hosting. Cost of maintenance and hosting consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and third party consulting services. Cost of maintenance and hosting was $495,000 and $341,000 for the first quarter of fiscal 2011 and fiscal 2010, respectively. Approximately $139,000 of the increase is due to the addition of AXS-One and Daegis employees.

Cost of Consulting and Implementation Services. Costs of consulting and implementation services consists primarily of both expenses associated with employees involved in consulting and implementation projects and also expenses related to third party assistance. Cost of consulting and implementation services was $1,769,000 and $215,000 for the first quarter of fiscal 2011 and fiscal 2010, respectively. Approximately $1,192,000 of the increase in consulting and implementation services is due to the addition of AXS-One and Daegis employees.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the first quarter of fiscal 2011 were $1.8 million compared to $1.4 million in the same period of fiscal 2010. Approximately $0.6 million of the increase in product development expenses in fiscal 2011 were the result of expenses related to our acquisition of AXS-One in June 2009 and Daegis in June 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $6.1 million in the first quarter of fiscal 2011 and $4.8 million for the first quarter of fiscal 2010. The major components of SG&A for the first quarter of fiscal 2011 were sales expenses of $1.7 million, marketing expenses of $0.5 million and general and administrative expenses of $3.9 million. For the first quarter of fiscal 2010, the major components of SG&A were sales expenses of $2.2 million, marketing expenses of $0.2 million and general and administrative expenses of $2.4 million. The decrease in sales expenses are primarily due to a reallocation of employees to consulting and implementation departments combined with a small reduction in force. The increase in SG&A expenses in fiscal 2011 was primarily the result of approximately $1.4 million of expenses incurred related to our acquisition of Daegis in June 2010.

Interest Expense, Interest expense consists primarily of interest incurred on notes payable resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the first quarter of fiscal 2011 and 2010 was $433,000 and $58,000, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign exchange gains and losses and other income. Foreign exchange rate losses for the first quarter of fiscal 2011 were $132,000. Foreign exchange rate gains in the first quarter of fiscal 2010 were $77,000. Other income for the first quarter of fiscal 2011 was $9,000. Other income for the first quarter of fiscal 2010 was $62,000.

Provision for Income Taxes. For the first quarter of fiscal 2011, the Company recorded $7,000 in federal, state, and foreign income tax benefit. For the first quarter of fiscal 2010, the Company recorded $8,000 in foreign withholding tax expense.

Liquidity and Capital Resources

At July 31, 2010, the Company had cash and cash equivalents of $5.4 million, compared to $3.1 million at April 30, 2010. The Company had net accounts receivable of $13.2 million as of July 31, 2010, and $6.2 million as of April 30, 2010. The increase in cash and accounts receivable from April 30, 2010 to July 31, 2010 was primarily the result of cash and account receivable resulting from the June 29, 2010 acquisition of Daegis.

In June 2010, the Company entered into the Hercules Loan Agreement. In order to secure its obligations under the Hercules Loan Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Hercules Loan Agreement consists of a term note and a revolving credit note agreement. The term note is for $24.0 million payable over 5 years with escalating principal payments of 5%, 10%, 15%, 20% and 50% annually. The Company incurs interest on the term note at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25% (10.25% at July 31, 2010) plus 2% interest to be paid in kind. As of July 31, 2010 there is $24 million outstanding on the term note of which $0.7 million is current. Under the terms of the revolver the Company can borrow up to $6.0 million. The amount that can be borrowed under the revolver is based on the amount of eligible accounts receivable outstanding. The Company incurs interest expense on funds borrowed on the revolver at the prevailing LIBOR rate plus 7.25% per annum with a minimum rate of 9.25% (9.25% July 31, 2010). As of July 31, 2010 there is $4 million outstanding on the revolving line of credit, none of which is current.

The Hercules Loan Agreement requires ongoing compliance with certain affirmative and negative covenants. The affirmative covenants include, but are not limited to: (i) maintenance of existence and conduct of business; (ii) compliance with laws; (iii) use of proceeds; and (iv) books and records and inspection. The negative covenants set forth in the Hercules Loan Agreement include, but are not limited to, restrictions on the ability of the Company (and the Company’s subsidiaries): (i) with certain limited exceptions, to create, incur, assume or allow to exist indebtedness; (ii) with certain limited exceptions, to create, incur, assume or allow to exist liens on properties; (iii) with certain limited exceptions, to make certain payments, transfers of property, or investments; or (iv) with certain limited exceptions, to make additional acquisitions.

In addition, the Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such ratios contained in the Hercules Loan Agreement. The Hercules Loan Agreement also contains various information and reporting requirements.

The Hercules Loan Agreement also contains customary events of default, including without limitation events of default based on payment obligations, repudiation of guaranty obligations, material inaccuracies of representations and warranties, covenant defaults, insolvency proceedings, monetary judgments in excess of certain amounts, change in control, certain ERISA events, and defaults under certain other obligations.

In addition to the Hercules Loan Agreement, as of July 31, 2010 the Company has various notes payable outstanding in the amount of $6.7 million of which $0.5 million is current. The notes payable have interest rates ranging from 3% to 8%. On September 1, 2010, $6.2 million of these notes were converted to common stock.

Operating Cash Flow. For the first three months of fiscal year 2011 cash used by operations was $2.8 million. This compares to cash flows used by operations of $3.1 million for the first three months of fiscal 2010. Cash flows used by operations for the first three months of fiscal 2011 principally resulted from a net loss of $0.9 million, an increase in accounts receivable of $1.1 million, an increase in other long term assets of $1.0 million, a decrease in deferred revenue of $1.8 million, and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.2 million, an increase in accounts payable of $0.3 million, an increase in other accrued liabilities of $0.3 million, amortization of intangible assets of $0.8 million, depreciation of $0.1 million and stock based compensation expense of $0.3 million.

Cash flows used by operations for the first three months of fiscal year 2010 principally resulted from a net loss $2.2 million, an increase in accounts receivable of $2.4 million, a decrease in accounts payable of $0.7 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in other accrued liabilities of $0.1 million and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was an increase in deferred revenue of $2.1 million, a decrease in prepaid expenses and other current assets of $0.3 million, amortization of intangible assets of $0.5 million and stock based compensation expense of $0.2 million.

Investing Cash Flows. Cash flow used in investing activities was $22.0 million for the first three months of fiscal 2011 and was primarily the result of cash used in the acquisition of Daegis. Net cash from investing activities for the first three months of fiscal 2010 was $0.1 million and was primarily the result of cash acquired through the acquisition of AXS-One.

Financing Cash Flows. Net cash from financing activities for the first three months of fiscal 2011 was $27.1 million. Cash from financing activities was the result of borrowings on the term loan and revolving line of credit of $24 million and $4 million, respectively. Offsetting this amount was $0.6 of principal payments on debt obligations and $0.4 million of payments on the revolving line of credit. Net cash used in financing activities for the first three months of fiscal 2010 was $0.1 million.

A summary of certain contractual obligations as July 31, 2010 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Notes payable	$34,705	$1,160	$5,001	22,344	6,200
Estimated interest expense	12,605	2,945	5,569	4,008	83
Other liabilities	136	40	—	96	—
Capital leases	831	356	475	—	—
Operating leases	5,349	1,882	2,257	970	240
Total contractual cash obligations	$53,626	$6,383	$13,302	$27,418	$6,523

Other liabilities primarily include contractual severance payments related to the AXS-One acquisition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $5.4 million as of July 31, 2010. Unify had no short-term investments at July 31, 2010.

In June 2010, Company entered into the Hercules Loan Agreement. The Hercules Loan Agreement consists of a $24.0 million term note and a revolving credit note agreement whereby Hercules would provide up to $6.0 million. The term note and revolving line of credit have interest rate of LIBOR plus 8.25% and 7.25%, respectively. The minimum LIBOR used in the interest rate is 2.0%. LIBOR at July 31, 2010 is approximately 0.4%. Should the LIBOR interest rate increase above 2.0% during the life of the term loan and of the revolver, the Company would have exposure to interest rate risk. As of July 31, 2010, there was $24.0 million outstanding on the term note and $4.0 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At July 31, 2010 the Company had cash held in foreign currencies of $773,000 in Euros, $139,000 in Canadian dollars, $116,000 in pounds sterling, and $140,000 in Australian dollars. At July 31, 2010 the Company had accounts receivable in foreign currencies of $1,195,000 in Euros, $274,000 in pounds sterling, $239,000 in Australian dollars, $27,000 in Japanese yen, $16,000 in Polish zloty, $6,000 in Korean won, $3,000 in Honk Kong dollars, and $304,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2010, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. There have been no material changes in our risks from such description.

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

Date: September 14, 2010	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)