Form 10-Q
period 2010-10-31
UNIFY CORP
filed 2010-12-09
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,577,277 shares of common stock, $0.001 par value, as of October 31, 2010.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2010 and April 30, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

SIGNATURE		27

CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,872	$3,055
Accounts receivable, net	14,144	6,194
Prepaid expenses and other current assets	841	493
Total current assets	18,857	9,742

Property and equipment, net	1,927	350
Goodwill	31,524	15,835
Intangibles, net	21,470	8,613
Other assets, net	1,338	228
Total assets	$75,116	$34,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,360	$380
Current portion of long term debt	1,610	1,397
Accrued compensation and related expenses	1,941	1,308
Other accrued liabilities	2,405	2,349
Deferred revenue	7,202	9,733
Total current liabilities	14,518	15,167

Long term debt, net	25,325	12
Deferred tax liabilities, net	534	557
Other long term liabilities	784	636

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	15	10
Additional paid-in capital	97,197	80,312
Accumulated other comprehensive income	394	383
Accumulated deficit	(63,651)	(62,309)
Total stockholders’ equity	33,955	18,396
Total liabilities and stockholders’ equity	$75,116	$34,768

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues:
Software licenses	$874	$1,413	$2,261	$2,832
Maintenance and hosting	6,029	3,555	11,335	6,135
Consulting and implementation services	5,965	2,119	9,156	2,632
Total revenues	12,868	7,087	22,752	11,599

Cost of Revenues:
Software licenses	35	51	59	145
Maintenance and hosting	495	485	990	826
Consulting and implementation services	2,761	941	4,529	1,100
Total cost of revenues	3,291	1,477	5,578	2,071
Gross profit	9,577	5,610	17,174	9,528

Operating Expenses:
Product development	1,982	1,749	3,766	3,152
Selling, general and administrative	6,813	5,127	12,935	9,944
Total operating expenses	8,795	6,876	16,701	13,096
Income (loss) from operations	782	(1,266)	473	(3,568)
Interest expense	(1,093)	(66)	(1,526)	(124)
Other income (expense), net	(41)	(10)	(164)	129
Loss before income taxes	(352)	(1,342)	(1,217)	(3,563)
Provision for income taxes	129	58	123	66
Net loss	$(481)	$(1,400)	$(1,340)	$(3,629)

Net loss per share:
Basic	$(0.03)	$(0.14)	$(0.11)	$(0.39)
Dilutive	$(0.03)	$(0.14)	$(0.11)	$(0.39)

Shares used in computing net loss per share:
Basic	13,844	10,119	12,542	9,243
Dilutive	13,844	10,119	12,542	9,243

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,340)	$(3,629)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	385	122
Amortization of intangible assets	1,943	1,176
Amortization of discount on notes payable	173	19
Interest added to long term debt principal	167	—
Stock based compensation expense	487	326
Changes in operating assets and liabilities:
Accounts receivable	(2,499)	(4,033)
Prepaid expenses and other current assets	308	545
Other long term assets	(884)	15
Accounts payable	590	(1,360)
Accrued compensation and related expenses	(440)	(344)
Other accrued liabilities	259	(1,248)
Accrued acquisition costs	—	(16)
Deferred revenue	(2,552)	4,762
Other long term liabilities	(475)	(186)
Net cash used in operating activities	(3,878)	(3,851)

Cash flows from investing activities:
Acquisition, net of cash acquired	(21,804)	59
Purchases of property and equipment	(94)	(29)
Net cash provided by (used in) investing activities	(21,898)	30

Cash flows from financing activities:
Payments on revolving line of credit	(1,100)	—
Borrowings on revolving line of credit	4,500	350
Borrowings on term loan	24,000	—
Principal payments under debt obligations	(717)	(716)
Net cash provided by (used in) financing activities	26,683	(366)
Effect of exchange rate changes on cash	(90)	255
Net increase (decrease) in cash and cash equivalents	817	(3,932)
Cash and cash equivalents, beginning of period	3,055	6,147
Cash and cash equivalents, end of period	$3,872	$2,215
Supplemental cash flow information:
Cash paid during the period for:
Interest	$770	$68
Taxes	$302	$11

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$7,217	$8,853
Common stock issued with conversion of convertible notes	$6,276	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, hosting, and consulting and implementation services. The Company licenses its products to end-user customers, including corporate legal and IT departments, law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. The Company exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on net income.

2. Acquisitions

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. As of October 31, 2010, royalty payments earned totaled $163,000. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

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

AXS-One Inc.

On June 30, 2009, the Company acquired all of the issued and outstanding shares of common stock and warrants of AXS-One. The common stock and warrants were converted into, in the aggregate, 1,000,000 shares of Unify common stock. The outstanding convertible notes of AXS-One with an aggregate outstanding principal and interest balance of approximately $13 million were exchanged for 1,642,600 shares of Unify common stock. The note holders were also issued additional shares of Unify common stock based on revenue generated from AXS-One’s products over 13 months after the effective date of the merger.

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

The contingent consideration arrangement required Unify to issue to the former holders of AXS-One convertible notes 0.35 shares of Unify common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that Unify issued under the contingent consideration arrangement is 415,422. The fair value of the contingent consideration is $1.3 million, which resulted in a reduction in the acquisition liability of $164,000 and a corresponding reduction in selling, general, and administrative expenses that was recorded in the first quarter of fiscal 2011.

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

Strategic Office Solutions, Inc., dba Daegis

On June 29, 2010, the Company acquired all of the issued and outstanding shares of common stock of Strategic Office Solutions, Inc., dba Daegis, for approximately $37.4 million. Payment was made in the form of $24.0 million in cash, $7.2 million in equity, and $6.2 million in convertible notes. The Company issued 2,085,714 shares of Unify common stock to the former owners of Daegis at $3.46 per share (closing market price on the acquisition date) for a total of $7.2 million. The notes consisted of a $5.0 million Subordinated Purchase Note and a $1.2 million Subordinated Indemnity (Escrow) Note. Under the terms of the Subordinated Purchase Note the Company incurred interest at 8% per annum. On September 1, 2010 the Company converted the Subordinated Purchase Note and all related accrued interest into 1,448,614 shares of common stock at a conversion price of $3.50 per share. Under the terms of the Subordinated Indemnity (Escrow) Note the Company incurred interest at 3% per annum for the first eighteen months and 8% per annum thereafter. On September 1, 2010 the Company converted the Subordinated Indemnity (Escrow) Note and all related accrued interest into 344,667 shares of common stock at a conversion price of $3.50 per share. Both notes were cancelled upon conversion.

Daegis is a provider of eDiscovery solutions for corporate legal departments and law firms. The Company believes Daegis’ eDiscovery solutions compliment its integrated content archiving product. The acquisition of Daegis advances the Company’s growth strategy to acquire superior software and services companies that can leverage its technology strengths and extensive customer base while enabling the combined company to meet a broader set of customer and market needs.

The goodwill of $15.7 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and Daegis. All of the goodwill was assigned to the eDiscovery and Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of Unify)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,422
Other assets	705
Property, plant and equipment	1,867
Identifiable intangible assets	14,800
Financial liabilities	(3,309)
Total identifiable net assets	21,755

Goodwill	15,662
$37,417

Acquisition related costs (included in selling, general and administrative expense in Unify's
statement of operations for the six months ended October 31, 2010)	$1,423

The fair value of the 2,085,714 common shares issued as part of the consideration paid for Daegis ($7,216,570) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

Based on the receipt of a preliminary valuation, acquisition date provisional values were adjusted to increase identifiable intangible assets by $100,000, increase goodwill by $588,000, decrease accounts receivable by $401,000, increase property, plant, and equipment by $161,000, and increase financial liabilities by $448,000. The fair value of the acquired identifiable intangible assets and recorded amounts for deferred income taxes and goodwill remain provisional pending the receipt of a final valuation. Intangible assets include technologies of $3.8 million, trademarks of $7.0 million, non-compete agreements of $0.3 million, and customer relationships of $3.7 million.

The amounts of Daegis’s revenue and earnings included in the Company’s consolidated statement of operations for the six months ended October 31, 2010, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2010, or May 1, 2009, are:

			Net income (loss)
(in thousands, except per share amounts)	Revenue	Net income (loss)	per share
Actual from June 29, 2010 to October 31, 2010	$10,108	$2,771	$0.22
Supplemental pro forma from May 1, 2010 to October 31, 2010	$23,557	$(1,591)	$(0.13)
Supplemental pro forma from May 1, 2009 to October 31, 2009	$25,906	$(3,001)	$(0.32)

3. Stock Compensation Information

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the quarter ended October 31, 2010, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Cost of Sales	$14	$4	$26	$8
Product Development	38	34	76	61
Selling, General and Administrative	183	137	385	257
Total Equity-Based Compensation	$235	$175	$487	$326

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of October 31, 2010. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2011	$477
2012	761
2013	457
2014	242
2015	33
Total	$1,970

The cost above is expected to be recognized over a weighted-average period of 1.44 years.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. The Company’s calculations are made using the Black-Scholes option pricing model, with the following weighted average assumptions for the six months ended October 31, 2010 and 2009, respectively: expected option life, 12 to 18 months following vesting; stock volatility of 87% and 93%; risk-free interest rates of 1.0% and 1.9% and no dividends during the expected term. Not all stock options that have been granted will be exercised. Accordingly, the Company’s calculation of equity-based compensation expense includes an adjustment for the estimated number of options that will be forfeited.

In the second quarter of fiscal 2011 the Company’s shareholders approved the 2010 Stock Plan (the “2010 Stock Plan”). Under the 2010 Stock Plan the Company may make awards to issue up to 1,500,000 shares of common stock to eligible employees, consultants and directors. Stock options granted under the 2010 Stock Plan generally vest over four years, are exercisable to the extent vested and expire 10 years from the date of grant. Under the 2010 Stock Plan the Company may grant options at prices not less than the fair market value at the date of grant. Under the 2001 Stock Option Plan (the “2001 Option Plan”) which expired as of September 2010, the Company was able to grant options to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant. Under the 1991 Stock Option Plan (the “1991 Option Plan”) which expired as of March 2001, the Company was able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 1991 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

A summary of the Company’s stock option activity for the six months ended October 31, 2010 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2010	1,663,497	$3.31	7.12	$1,271,375
Granted	656,100	$3.38
Exercised	—	$—
Canceled or expired	(19,978)	$3.28
Outstanding at October 31, 2010	2,299,619	$3.35	7.25	$835,252

Exercisable at October 31, 2010	1,080,836	$3.27	6.22	$629,286

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended October 31, 2010 and October 31, 2009 was $0 for both periods. The total fair value of awards vested during the quarters ended October 31, 2010 and October 31, 2009 was $245,647 and $176,630, respectively.

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2010 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2010	814,343	$3.50
Granted	656,100	$2.11
Vested	(236,181)	$2.32
Canceled or expired	(15,479)	$2.12
Nonvested at October 31, 2010	1,218,783	$2.03

4 Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2010 and April 30, 2010 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$31,524	$—	$31,524	—
Finite Lives:
Customer-related	7,836	(1,799)	6,037	5 to 10 years
Technology-based	10,587	(3,160)	7,427	0.5 to 6 years
Trademarks	8,500	(847)	7,653	0.5 to 10 years
Trade name	197	(157)	40	2 years
Backlog	100	(100)	—	0.5 years
Non-compete	403	(90)	313	3 to 3.3 years
Consulting agreement	133	(133)	—	1 year
Total	$59,280	$(6,286)	$52,994

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$15,835	$—	$15,835	—
Finite Lives:
Customer-related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	—	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting agreement	133	(127)	6	1 year
Total	$28,791	$(4,343)	$24,448

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the six months ended October 31, 2010, was $1,943,000. Amortization expense for the six months ended October 31, 2009, was $1,176,000. The estimated future amortization expense related to intangible assets as of October 31, 2010, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2011	$2,149
2012	3,923
2013	3,368
2014	3,284
2015	3,068
2016	1,832
Thereafter	3,846
Total	$21,470

Goodwill at October 31, 2010, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:
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

5. Credit Facility

On June 29, 2010, the Company entered into a revolving credit note agreement with Hercules Technology II, L.P. Under the terms of the agreement, the Company is entitled to borrow up to $6.0 million. The amount that can be borrowed under the revolver is determined by the amount of eligible accounts receivable outstanding. As of October 31, 2010, the Company was eligible to borrow the entire $6.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 7.25% per annum with a minimum rate of 9.25% (9.25% as of October 31, 2010) and has a maturity date of June 29, 2015. As of October 31, 2010, there was $3.8 million outstanding on the revolver.

6. Long-Term Debt

The Company’s debt consists of the following at October 31, 2010 and April 30, 2010 (in thousands):

	October 31,	April 30,
	2010	2010
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to acquire Daegis - see Note 2, interest rate at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25%
(10.25% at October 31, 2010) plus 2% interest to be paid in kind through maturity on
June 29, 2015. Principal payments are made monthly with escalating principal payments of 5%, 10%, 15%, 20%, and 50%, annually. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial
covenants and the Company is in compliance with such covenants at October 31, 2010.	$24,167	$—

Hercules Technology II, L.P., credit facility, interest rate at prevailing LIBOR rate plus
7.25% per annum with a minimum rate of 9.25% (9.25% at October 31, 2010), payable
June 29, 2015.	3,750	—

Convertible notes payable to ComVest Capital LLC, interest rate of 5%. The Comvest
notes were repaid on June 29, 2010.	—	377

Note Payable, interest rate of 5%, payable in installments through April 2011.	308	627

ComVest Capital LLC credit facility, interest rate 5.5%, repaid on June 29, 2010.	—	350

Other notes payable	3	4

Capital leases payable, payable in monthly installments through June 2013.	701	52
	28,929	1,410
Less discount on notes payable	(1,994)	(1)
Less current portion	(1,610)	(1,397)
Total long term debt, net	$25,325	$12

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

In addition, the Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such ratios contained in the Hercules Loan Agreement. The Hercules Loan Agreement also contains various information and reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2010.

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

7. Other Long-Term Liabilities

Included in other long term liabilities as of October 31, 2010 is deferred rent resulting from escalation clauses related to the Roseville, San Francisco, New York, and Chicago offices of $188,000, $4,000, $105,000, and $18,000, respectively. Included in other long term liabilities as of April 30, 2010 is $219,000 of deferred rent related to the Roseville, California office. Also included in other long term liabilities as of October 31, 2010 are $80,000 and $288,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc and the New York office lease assumed in the acquisition of Daegis. Included in other long term liabilities as of April 30, 2010 is $320,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. Additionally, as of October 31, 2010 and April 30, 2010, there is $101,000 and $97,000, respectively, related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Deferred maintenance revenue beginning balance	$7,905	$7,803	$9,642	$5,473
Deferred maintenance revenue recognized during period	(4,100)	(3,562)	(8,787)	(6,142)
Deferred maintenance revenue of new maintenance contracts	3,346	4,082	6,296	8,992
Deferred maintenance revenue ending balance	$7,151	$8,323	$7,151	$8,323

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2010 and April 30, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the six months ended October 31, 2010 and 2009.

10. Comprehensive Income

Comprehensive income includes net income and net foreign currency translation adjustments. A comprehensive gain on foreign currency translations for the three months ended October 31, 2010 and 2009 was $32,000 and $250,000, respectively. A comprehensive gain on foreign currency translations for the six months ended October 31, 2010 and 2009 was $11,000 and $218,000, respectively.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and six months ended October 31, 2010 and 2009, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 31,		October 31,
	2010	2009	2010	2009
Net loss	$(481)	$(1,400)	$(1,340)	$(3,629)

Weighted average shares of common stock outstanding, basic	13,844	10,119	12,542	9,243
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock outstanding, diluted	13,844	10,119	12,542	9,243

Loss per share of common stock:
Basic	$(0.03)	$(0.14)	$(0.11)	$(0.39)
Diluted	$(0.03)	$(0.14)	$(0.11)	$(0.39)

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 276,814 and common stock warrants of 226,213 for the three months ended October 31, 2010. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 251,947 and common stock warrants of 262,857 for the three months ended October 31, 2009. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 293,023 and common stock warrants of 298,676 for the six months ended October 31, 2010. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 258,799 and common stock warrants of 354,242 for the six months ended October 31, 2009. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 950,794 for the three months ended October 31, 2010 and 577,249 for the three months ended October 31, 2009. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 933,340 for the six months ended October 31, 2010 and 545,558 for the six months ended October 31, 2009.

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

For the second quarter of fiscal 2011 and 2010, total revenue from the United States was $9.7 million and $3.0 million, respectively. Total revenue from all other countries was $3.2 million in the second quarter of fiscal 2011 and $4.1 million for the second quarter of fiscal 2010. Total long-lived assets as of October 31, 2010 and April 30, 2010, for the United States, was $54.4 million and $23.0 million, respectively. Total long-lived assets in all other countries were $1.8 million as of October 31, 2010 and $2.0 million as of April 30, 2010.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2010 segment information has been reclassified to conform to the fiscal 2011 presentation.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Total revenues:
Database and development products and modernization and migration solutions	$3,741	$5,355	$8,061	$8,783
eDiscovery and integrated content archiving solutions	9,127	1,732	14,691	2,816
Total revenues	$12,868	$7,087	$22,752	$11,599

Cost of revenue:
Database and development products and modernization and migration solutions	$672	$905	$1,436	$1,318
eDiscovery and integrated content archiving solutions	2,619	572	4,142	753
Total cost of revenues	$3,291	$1,477	$5,578	$2,071

Gross profit:
Database and development products and modernization and migration solutions	$3,069	$4,450	$6,625	$7,465
eDiscovery and integrated content archiving solutions	6,508	1,160	10,549	2,063
Total gross profit	$9,577	$5,610	$17,174	$9,528

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

Unify’s customers include corporate legal and information technology (“IT”) departments, law firms, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including legal, insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with offices in San Francisco, New York, Chicago, Boston, Rutherford, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries.

Our application modernization solutions help organizations migrate and maximize investments in their existing applications and data to increase productivity, eliminate risk and substantially reduce time and costs. Our application development and data management software products include Team Developer, SQLBase, SQLBase Treasury, NXJ, DataServer, VISION and ACCELL. Our Modernization and Migration Solutions include Composer™ Notes which delivers a like-for-like migration of Lotus Notes applications to the Microsoft .NET platform, Composer Sabertooth™ which speeds the conversion of Team Developer or SQLWindows applications to Microsoft .NET, Composer CipherSoft which automatically converts Oracle Forms and PL/SQL code to Java and Composer Mainframe which delivers automation migration of legacy COBOL, Ideal and Natural code to modern code and relational databases through best of breed partnerships. We also have an integrated content archiving and eDiscovery software solution. The Unify Central Archive enables organizations to securely capture, index, archive, retrieve, review, share, search, supervise and manage the retention, disposition, preservation and destruction of electronically stored information. Through Daegis, we provide eDiscovery solutions including processing, indexing, culling and review of information related to litigation, as well as consulting, project management, document review, and eDiscovery Analytics Consulting.

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, hosting, and consulting and implementation services. The Company licenses its products to end-user customers, including corporate legal and IT departments, law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. The Company exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues:
Software licenses	6.8%	19.9%	10.0%	24.4%
Maintenance and Hosting	46.8%	50.2%	49.8%	52.9%
Consulting and Implementation Services	46.4%	29.9%	40.2%	22.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	0.3%	0.7%	0.3%	1.3%
Maintenance and Hosting	3.9%	6.8%	4.3%	7.1%
Consulting and Implementation Services	21.4%	13.3%	19.9%	9.5%
Total cost of revenues	25.6%	20.8%	24.5%	17.9%

Gross profit	74.4%	79.2%	75.5%	82.1%

Operating Expenses:
Product development	15.4%	24.7%	16.6%	27.2%
Selling, general and administrative	53.0%	72.3%	56.8%	85.7%
Total operating expenses	68.4%	97.0%	73.4%	112.9%
Income (loss) from operations	6.0%	(17.8)%	2.1%	(30.8)%
Interest expense	(8.5)%	(1.0)%	(6.7)	(1.0)
Other income (expense), net	(0.3)%	(0.1)%	(0.7)%	1.1%
Loss before income taxes	(2.8)%	(18.9)%	(5.3)%	(30.7)%
Provision for income taxes	1.0%	0.8%	0.6%	0.6%
Net loss	(3.8)%	(19.7)%	(5.9)%	(31.3)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and hosting, and consulting and implementation services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the second quarter of fiscal 2011 were $12.9 million, an increase of $5.8 million from the second quarter of fiscal 2010. This represents an increase of 82% from the second quarter of fiscal 2010 revenues of $7.1 million. Total revenues for the six months ended October 31, 2010 were $22.8 million, an increase of $11.2 million. This represents an increase of 96% over revenues from the six months ended October 31, 2009 of $11.6 million. The increase in total revenues is primarily due to revenue resulting from the June 29, 2010 acquisition of Daegis. Total software license revenues in the second quarter of fiscal 2011 were $0.9 million, a decrease of $0.5 million from the second quarter of fiscal 2010. This represents a decrease of 38% over the second quarter of fiscal 2010 revenues of $1.4 million. Total software license revenues for the six months ended October 31, 2010 were $2.3 million, a decrease of $0.5 million. This represents a decrease of 20% over revenues from the six month period ended October 31, 2009 of $2.8 million. The decrease in software license revenue for the three and six months ending October 31, 2010 is primarily due to fewer large deals being closed combined with customers awaiting new releases of our products. Total maintenance and hosting revenues in the second quarter of fiscal 2011 were $6.0 million, an increase of $2.4 million from the second quarter of 2010. This represents an increase of 70% from the second quarter of fiscal 2010 revenues of $3.6 million. Total maintenance and hosting revenues for the six months ended October 31, 2010 were $11.3 million, an increase of $5.2 million. This represents an increase of 85% over revenues from the six month period ended October 31, 2009 of $6.1 million. The increase in maintenance and hosting revenue is primarily related to increases of approximately $2.3 million and $4.6 million of revenue generated by AXS-One and Daegis for the three and six months ended October 31, 2010, respectively. Total consulting and implementation services revenues in the second quarter of fiscal 2011 were $6.0 million, an increase of $3.9 million from the second quarter of fiscal 2010 revenues of $2.1 million. Total consulting and implementation services revenues for the six months ended October 31, 2010 were $9.2 million, an increase of $6.6 million. This represents an increase of 248% over revenues from the six month period ended October 31, 2009 of $2.6 million. The increase in consulting and implementation services revenue is primarily related to increases of approximately $5.2 million and $7.7 million of revenue generated by AXS-One and Daegis for the three and six months ended October 31, 2010, respectively. AXS-One only had one month of revenue included in the first quarter of fiscal 2010 and Daegis did not have any revenue included in fiscal 2010. This increase is offset by current year delays in large government migration projects.

For the second quarter of fiscal 2011 and 2010, total revenues from the United States were 75% and 43% of total revenues, respectively. Total revenue from the United States in absolute dollars was $9.7 million for the second quarter of fiscal 2011 and $3.0 million for the second quarter of fiscal 2010. The increase is primarily due to the acquisitions of Daegis and AXS-One, which have historically had a high percentage of total revenue from the United States. Total revenue from all other countries was $3.2 million in the second quarter of fiscal 2011 and $4.1 million for the second quarter of fiscal 2010. On a percentage basis, revenue from other countries was 25% for the second quarter of fiscal 2011 and 57% for the second quarter of fiscal 2010.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $35,000 and $51,000 for the second quarter of fiscal 2011 and fiscal 2010, respectively. For the first six months ended October 31, 2010 and 2009, cost of software licenses was $59,000 and $145,000, respectively.

Cost of Maintenance and Hosting. Cost of maintenance and hosting consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and third party consulting services. Cost of maintenance and hosting was $495,000 and $485,000 for the second quarter of fiscal 2011 and fiscal 2010, respectively. For the six months ended October 31, 2010 and 2009, cost of services was $990,000 and $826,000, respectively.

Cost of Consulting and Implementation Services. Costs of consulting and implementation services consists primarily of both expenses associated with employees involved in consulting and implementation projects and also expenses related to third party assistance. Cost of consulting and implementation services was $2,761,000 and $941,000 for the second quarter of fiscal 2011 and fiscal 2010, respectively. Approximately $1.9 million of the increase in consulting and implementation services is due to the addition of Daegis employees. For the six months ended October 31, 2010 and 2009, cost of migration solutions was $4,529,000 and $1,100,000, respectively. Approximately $2,525,000 of the increase in consulting and implementation services is due to the addition of Daegis employees. Additionally, AXS-One only had one month of consulting and implementation services costs included in the first quarter of fiscal 2010.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the second quarter of fiscal 2011 were $2.0 million compared to $1.7 million in the same period of fiscal 2010. Approximately $0.4 million of the increase in product development expenses in the second quarter of fiscal 2011 were the result of expenses related to our acquisition of Daegis in June 2010. For the six months ended October 31, 2010 and 2009, product development expenses were $3.8 million and $3.2 million, respectively. Approximately $0.5 million of the increase in product development expenses in fiscal 2011 were the result of expenses related to our acquisition of Daegis in June 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $6.8 million in the second quarter of fiscal 2011 and $5.1 million for the second quarter of fiscal 2010. The major components of SG&A for the second quarter of fiscal 2011 were sales expenses of $2.3 million, marketing expenses of $0.7 million and general and administrative expenses of $3.8 million. For the second quarter of fiscal 2010, the major components of SG&A were sales expenses of $2.6 million, marketing expenses of $0.4 million and general and administrative expenses of $2.1 million. In the six months ended October 31, 2010 and 2009, our SG&A expenses were $12.9 million and $9.9 million, respectively. The major components of SG&A for the six month period ended October 31, 2010 were sales expenses of $4.0 million, marketing expenses of $1.2 million and general and administrative expenses of $7.7 million. The major components of SG&A for the six month period ended October 31, 2009 were sales expenses of $4.8 million, marketing expenses of $0.7 million and general and administrative expenses of $4.4 million. The decrease in sales expenses for the three and six month periods over the comparable prior year expenses are primarily due to a reallocation of employees to consulting and implementation departments combined with a small reduction in force. The increase in SG&A expenses for the three and six months ended October 31, 2010 was primarily the result of approximately $3.2 million and $4.2 million of expenses, respectively, incurred related to our acquisition of Daegis in June 2010.

Interest Expense, Interest expense consists primarily of interest incurred on notes payable resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the second quarter of fiscal 2011 and 2010 was $1.1 million and $0.1 million, respectively. For the six months ended October 31, 2010 and 2009, interest expense was $1.5 million and $0.1 million, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate losses for the second quarter of fiscal 2011 and 2010 were $87,000 and $13,000, respectively. Foreign exchange rate losses for the six months ended October 31, 2010 were $219,000. Foreign exchange rate gains for the six months ended October 31, 2009 were $64,000. Other income for the second quarter of fiscal 2011 and 2010 was $46,000 and $1,000, respectively. Other income for the six months ended October 31, 2010 was $55,000. Other income for the six months ended October 31, 2009 was $61,000.

Provision for Income Taxes. For the second quarter of fiscal 2011, the Company recorded $129,000 in federal, state, and foreign income tax expense. For the second quarter of fiscal 2009, the Company recorded $58,000 in federal and state income tax expenses. For the six months ended October 31, 2010 the Company recorded $123,000 in federal, state, and foreign income tax expense. For the six months ended October 31, 2009, the Company recorded $66,000 in federal and state income tax expenses.

Liquidity and Capital Resources

At October 31, 2010, the Company had cash and cash equivalents of $3.9 million, compared to $3.1 million at April 30, 2010. The Company had net accounts receivable of $14.1 million as of October 31, 2010, and $6.2 million as of April 30, 2010. The increase in cash and accounts receivable from April 30, 2010 to October 31, 2010 was primarily the result of cash and accounts receivable resulting from the June 29, 2010 acquisition of Daegis.

In June 2010, the Company entered into the Hercules Loan Agreement. In order to secure its obligations under the Hercules Loan Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Hercules Loan Agreement consists of a term note and a revolving credit note agreement. The term note is for $24.0 million payable over 5 years with escalating principal payments of 5%, 10%, 15%, 20% and 50% annually. The Company incurs interest on the term note at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25% (10.25% at October 31, 2010) plus 2% interest to be paid in kind. As of October 31, 2010 there is $24.2 million outstanding on the term note of which $1.0 million is current. Under the terms of the revolver the Company can borrow up to $6.0 million. The amount that can be borrowed under the revolver is based on the amount of eligible accounts receivable outstanding. As of October 31, 2010, the Company was eligible to borrow the entire $6.0 million. The Company incurs interest expense on funds borrowed on the revolver at the prevailing LIBOR rate plus 7.25% per annum with a minimum rate of 9.25% (9.25% October 31, 2010). As of October 31, 2010 there is $3.8 million outstanding on the revolving line of credit, none of which is current.

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

In addition, the Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such ratios contained in the Hercules Loan Agreement. The Hercules Loan Agreement also contains various information and reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2010.

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

In addition to the Hercules Loan Agreement, as of October 31, 2010 the Company has various notes payable outstanding in the amount of $0.3 million all of which is current. The notes payable have interest rates ranging from 0% to 5%.

In conjunction with the Daegis acquisition in June, 2010, the Company issued $6.2 million in convertible notes. The notes consisted of a $5.0 million Subordinated Purchase Note and a $1.2 million Subordinated Indemnity (Escrow) Note. On September 1, 2010 the Company converted the Subordinated Purchase Note and all related accrued interest into 1,448,614 shares of common stock at a conversion price of $3.50 per share. On September 1, 2010 the Company also converted the Subordinated Indemnity (Escrow) Note and all related accrued interest into 344,667 shares of common stock at a conversion price of $3.50 per share. Both notes were cancelled upon conversion.

Operating Cash Flow. For the first six months of fiscal year 2011 cash used by operations was $3.9 million. Cash flows used by operations for the first six months of fiscal 2011 principally resulted from a net loss of $1.3 million, an increase in accounts receivable of $2.5 million, an increase in other long term assets of $0.9 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in deferred revenue of $2.6 million, and a decrease in other long term liabilities of $0.5 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.3 million, an increase in accounts payable of $0.6 million, an increase in other accrued liabilities of $0.3 million, amortization of intangible assets of $1.9 million, depreciation of $0.4 million, amortization of discount on notes payable of $0.2 million, interest added to long term debt principal of $0.2 million, and stock based compensation expense of $0.5 million.

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

Investing Cash Flows. Cash flow used in investing activities was $21.9 million for the first six months of fiscal 2011 and was primarily the result of cash used in the acquisition of Daegis. Net cash from investing activities for the first six months of fiscal 2010 was $0.1 million and was primarily the result of cash acquired through the acquisition of AXS-One.

Financing Cash Flows. Net cash from financing activities for the first six months of fiscal 2011 was $26.7 million. Cash from financing activities was the result of borrowings on the term loan and revolving line of credit of $24 million and $4.5 million, respectively. Offsetting this amount was $0.7 million of principal payments on debt obligations and $1.1 million of payments on the revolving line of credit. Net cash used in financing activities for the first six months of fiscal 2010 was $0.4 million. Cash from financing activities was the result of proceeds from debt obligations of $0.4 million. Offsetting this amount was $0.7 million of principal payments on debt obligations.

A summary of certain contractual obligations as October 31, 2010 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Notes payable	$28,228	$1,310	$5,800	21,118	—
Estimated interest expense	9,488	2,490	4,484	2,514	—
Other liabilities	101	—	—	101	—
Capital leases	701	300	401	—	—
Operating leases	4,691	1,680	2,006	836	169
Total contractual cash obligations	$43,209	$5,780	$12,691	$24,569	$169

Other liabilities primarily include mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $3.9 million as of October 31, 2010. Unify had no short-term investments at October 31, 2010.

Unify does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

In June 2010, the Company entered into the Hercules Loan Agreement. The Hercules Loan Agreement consists of a $24.0 million term note and a revolving credit note agreement whereby Hercules would provide up to $6.0 million. The term note and revolving line of credit have interest rate of LIBOR plus 8.25% and 7.25%, respectively. The minimum LIBOR used in the interest rate is 2.0%. LIBOR at October 31, 2010 is approximately 0.4%. Should the LIBOR interest rate increase above 2.0% during the life of the term loan and of the revolver, the Company would have exposure to interest rate risk. As of October 31, 2010, there was $24.2 million outstanding on the term note and $3.8 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At October 31, 2010 the Company had cash held in foreign currencies of $702,000 in Euros, $57,000 in Canadian dollars, $79,000 in pounds sterling, and $77,000 in Australian dollars. At October 31, 2010 the Company had accounts receivable in foreign currencies of $1,515,000 in Euros, $518,000 in pounds sterling, $162,000 in Australian dollars, $27,000 in Japanese yen, $32,000 in Polish zloty, $4,000 in Korean won, and $304,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2010, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: December 9, 2010	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)