Form 10-Q/A
period 2009-07-31
UNIFY CORP
filed 2011-03-08
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2009, which was originally filed with the Securities and Exchange Commission on September 18, 2009 (the “Original Filing”), to include restated financial statements as described in Note 2 to the condensed consolidated financial statements. The financial statements are being restated due to adoption of certain accounting provisions in Accounting Standards Codification (ASC) 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”, which became effective for us on May 1, 2009. The anti-dilution price protection features in the Company’s outstanding common stock warrants require these warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a warrant liability, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations. See Note 2 to our consolidated financial statements.

The revisions relate to non-operating and non-cash items as of and for the quarterly period ended July 31, 2009. ASC 815 did not impact the Company’s financial statements for periods ending April 30, 2009 or earlier. The restatement does not result in a change in the Company’s previously reported revenues, cash flows from operations, or total cash and cash equivalents shown in its financial statements for the quarterly period ended July 31, 2009.

The items of the Original Filing which are amended and restated by this Quarterly Report on Form 10-Q/A as a result of the foregoing are:
  Part I — Item 1 — Financial Statements

  Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Part I – Item 4 – Controls and Procedures

  Part II — Item 1A — Risk Factors
For the convenience of the reader, this Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

UNIFY CORPORATION
FORM 10-Q/A

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2009 and April 30, 2009	3

	Unaudited Condensed Consolidated Statements of Operations for the three months	4
	ended July 31, 2009 and 2008

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months	5
	ended July 31, 2009 and 2008

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	30

SIGNATURE		31

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2009	2009
	(As Restated)
	See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$2,965	$6,147
Accounts receivable, net	7,540	4,501
Prepaid expenses and other current assets	882	717
Total current assets	11,387	11,365

Property and equipment, net	554	472
Goodwill	16,296	6,425
Intangibles, net	12,351	2,720
Other assets, net	379	99
Total assets	$40,967	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,500	$685
Current portion of long term debt	1,830	1,663
Accrued compensation and related expenses	2,600	1,178
Common stock warrant liability	1,275	—
Other accrued liabilities	6,571	905
Deferred revenue	9,788	5,617
Total current liabilities	23,564	10,048

Long term debt, net	704	837
Other long term liabilities	1,635	893

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10	7
Additional paid-in capital	78,627	69,941
Accumulated other comprehensive loss	(145)	(113)
Accumulated deficit	(63,428)	(60,532)
Total stockholders’ equity	15,064	9,303
Total liabilities and stockholders’ equity	$40,967	$21,081

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2009	2008
	(As Restated)
	See Note 2
Revenues:
Software licenses	$1,402	$1,562
Services	2,856	2,946
Migration solutions	253	519
Total revenues	4,511	5,027

Cost of Revenues:
Software licenses	38	50
Services	419	251
Migration solutions	137	160
Total cost of revenues	594	461
Gross profit	3,917	4,566

Operating Expenses:
Product development	1,403	748
Selling, general and administrative	4,816	3,381
Total operating expenses	6,219	4,129
Income (loss) from operations	(2,302)	437
Other income (expense):
Loss from change in fair value of common stock warrant liability	(204)	—
Other, net	81	(14)
Total other expense	(123)	(14)
Income (loss) before income taxes	(2,425)	423
Provision for income taxes	8	32
Net income (loss)	$(2,433)	$391

Net income (loss) per share:
Basic	$(0.29)	$0.06
Dilutive	$(0.29)	$0.05

Shares used in computing net income (loss) per share:
Basic	8,367	6,981
Dilutive	8,367	7,821

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2009	2008
	(As Restated)
	See Note 2
Cash flows from operating activities:
Net income (loss)	$(2,433)	$391
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of other investments	-	1
Depreciation	58	39
Amortization of intangible assets	544	180
Amortization of discount on notes payable	11	12
Stock based compensation expense	151	142
Loss from change in fair value of common stock warrant liability	204	-
Changes in operating assets and liabilities:
Accounts receivable	(2,427)	1,512
Prepaid expenses and other current assets	251	23
Other long term assets	5	(1)
Accounts payable	(708)	108
Accrued compensation and related expenses	(351)	(510)
Other accrued liabilities	(146)	(217)
Accrued acquisition costs	(75)	-
Deferred revenue	2,051	(1,154)
Other long term liabilities	(223)	67
Net cash provided by (used in) operating activities	(3,088)	593

Cash flows from investing activities:
Acquisition, net of cash acquired	118	-
Purchases of property and equipment	(12)	(74)
Payments on acquisition obligations	-	(110)
Net cash provided by (used in) investing activities	106	(184)

Cash flows from financing activities:
Principal payments under debt obligations	(147)	(2)
Net cash used in financing activities	(147)	(2)
Effect of exchange rate changes on cash	(53)	(1)
Net increase (decrease) in cash and cash equivalents	(3,182)	406
Cash and cash equivalents, beginning of period	6,147	2,692
Cash and cash equivalents, end of period	$2,965	$3,098
Supplemental cash flow information:
Cash received (paid) during the period for:
Interest	$42	$25
Taxes	$(8)	$-

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$2	$-

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009

Restatement of Historical Financial Statements

As discussed in Note 2, the accompanying Consolidated Balance Sheet as of July 31, 2009 and the Consolidated Statements of Operations and Cash Flows for the quarter ended July 31, 2009, have been restated.

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

2. Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the quarter ended July 31, 2009 to correct errors in the accounting for certain common stock warrants. Specifically, we previously classified as equity instruments common stock warrants that should have been classified as derivative liability instruments based on the terms of the common stock warrants and the applicable accounting guidance.

We have historically accounted for common stock warrants as equity instruments. Certain provisions of ASC 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity” became effective for us on May 1, 2009. The anti-dilution price protection features in the Company’s outstanding warrants require these common stock warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a common stock warrant liability, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations. Accordingly, on May 1, 2009, the Company reduced additional paid-in capital and increased accumulated deficit by $608,850 and $461,897, respectively, and recorded $1,070,747 as a common stock warrant liability.

The accompanying quarterly financial statements have been restated to report the common stock warrants issued in November 2006 and April 2009 as derivative liabilities measured at estimated fair value, calculated using an open form option pricing model:

	Number of Warrants
	Outstanding at July		Expiration of	Fair Value of Warrants
Issuance Date	31, 2009	Exercise Price	Warrants	at July 31, 2009
				(in thousands)
November 20, 2006	80,000	$1.35	October 31, 2012	$161
November 20, 2006	270,000	$1.60	October 31, 2012	$506
November 20, 2006	200,000	$1.90	October 31, 2012	$345
April 24, 2009	190,182	$2.75	April 24, 2014	$263

The following tables summarize the effects of the restatement on the specific items presented in our historical consolidated financial statements previously included in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009:

Consolidated Balance Sheet	July 31, 2009	July 31, 2009
(in thousands)	(As previously	(As restated)
	reported)
Current Liabilities:
Common stock warrant liability	$-	$1,275
Total Current Liabilities	22,289	23,564

Stockholders’ Equity:
Additional paid-in-capital	79,236	78,627
Accumulated deficit	(62,762)	(63,428)
Total Stockholders’ Equity	16,339	15,064

Consolidated Statement of Operations	Three Months Ended
(in thousands)	July 31, 2009
	(As previously
	reported)	(As restated)
Loss from change in fair value of common stock warrant liability	$-	$(204)
Loss before income taxes	(2,221)	(2,425)
Net loss	(2,229)	(2,433)
Loss per share, basic and diluted	(0.27)	(0.29)

Consolidated Statement of Cash Flows	Three Months Ended
(in thousands)	July 31, 2009
	(As previously
	reported)	(As restated)
Cash flows from operating activities:
Net loss	$(2,229)	$(2,433)
Loss from change in fair value adjustment of common stock
warrant liability	-	(204)
Net cash used in operating activities	(3,088)	(3,088)

3. Acquisitions

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

Acquisition related costs (included in selling, general and administrative expense in Unify’s
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

4. Stock Compensation Information

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

6. Credit Facility

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

7. Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures , which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

Under ASC Topic 820, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.
  Level 1 – Quoted prices in active markets for identical assets and liabilities. Level 1 is generally considered the most reliable measurement of fair value under ASC 820.

  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of July 31, 2009:

	Fair Value	Fair value measurement using
	July 31, 2009	Level 1	Level 2	Level 3
Common stock warrant liability	$1,275	$-	$-	$1,275

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended July 31, 2009:

(in thousands)	Common Stock Warrants
Balance at May 1, 2009, date of adoption	$1,071
Issuance of liability from common stock warrants	-
Change in fair value of common stock warrant liability	204
Balance at July 31, 2009	$1,275

8. Long-Term Debt

The Company’s debt consists of the following at July 31, 2009 and April 30, 2009 (in thousands):

	July 31,	April 30,
	2009	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$1,200	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011.	1,015	1,032

Note Payable, interest rate of 5%, payable in installments through May 2011.	250	—

Capital leases payable, payable in monthly installments through September 2011.	87	97
	2,552	2,529
Less discount on notes payable, net	(18)	(29)
Less current portion	(1,830)	(1,663)
Total long term debt, net	$704	$837

9. Other Long-Term Liabilities

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

11. Income Taxes

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

12. Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended July 31, 2009 and 2008 was ($32,000) and $9,000, respectively.

13. Reverse Stock Split

On June 24, 2007, the Company implemented a 1 for 5 reverse stock split. The reverse stock split had been previously approved by the Company’s stockholders as part of the Company’s March 29, 2007 Annual Meeting.

14. Income (Loss) Per Share

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

	Three Months Ended
(in thousands, except per share amounts)	July 31,
	2009	2008
	(As Restated)
Net income (loss)	$(2,433)	$391

Weighted average shares of common stock outstanding, basic	8,367	6,981
Effect of dilutive securities	-	840
Weighted average shares of common stock outstanding, diluted	8,367	7,821

Earnings (loss) per share of common stock:
Basic	$(0.29)	$0.06
Diluted	$(0.29)	$0.05

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

15. Segment Information

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously-issued consolidated financial statements and related disclosures for the quarter ended July 31, 2009 to correct errors in the accounting for certain warrants. See Note 2 to the accompanying unaudited condensed consolidated financial statements. We are also making corresponding amendments to the following sections of MD&A: Results of Operations and Liquidity and Capital Resources.

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

Fair Value of Common Stock Warrant Liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”. The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Gain (loss) from change in the fair value of common stock warrant liability.”

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	July 31,
	2009	2008
	(As Restated)
Revenues:
Software licenses	31.1%	31.1%
Services	63.3%	58.6%
Migration solutions	5.6%	10.3%
Total revenues	100.0%	100.0%

Cost of Revenues:
Software licenses	0.8%	1.0%
Services	9.3%	5.0%
Migration solutions	3.0%	3.2%
Total cost of revenues	13.1%	9.2%

Gross profit	86.9%	90.8%

Operating Expenses:
Product development	31.1%	14.9%
Selling, general and administrative	106.8%	67.2%
Total operating expenses	137.9%	82.1%
Income (loss) from operations	(51.0)%	8.7%
Other income (expense) :
Loss from change in fair value of common stock warrant liability	(4.5)%	-
Other, net	1.8%	(0.3)%
Total other expense	(2.7)%	(0.3)%
Income (loss) before income taxes	(53.7)%	8.4%
Provision for income taxes	0.2%	0.6%
Net income (loss)	(53.9)%	7.8%

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

Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the three months ended July 31, 2009 resulted in a loss of $204,000, due primarily to an increase in the Company’s common stock share price during the period.

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

Operating Cash Flow. For the first quarter of fiscal year 2010 cash used by operations was $3.1 million. This compares to cash flows provided by operations of $0.6 million for the first quarter of fiscal 2009. Cash flows used by operations for the first three months of fiscal 2010 principally resulted from a net loss of $2.4 million, an increase in accounts receivable of $2.4 million, a decrease in accounts payable of $0.7 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in other accrued liabilities of $0.1 million and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was an increase in deferred revenue of $2.1 million, a decrease in prepaid expenses and other current assets of $0.3 million, amortization of intangible assets of $0.5 million, loss from change in fair value of common stock warrant liability of $0.2 million and stock based compensation expense of $0.2 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for common stock warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of July 31, 2009.

(b) Restatement of Consolidated Financial Statements. On February 15, 2011, the Audit Committee of the Board of Directors, concluded that the Company’s unaudited financial statements for the interim period ended July 31, 2009, did not properly account for certain warrants and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its unaudited interim financial statements included this the Form 10-Q filing as and for the quarter ended July 31, 2009.

(c) Remediation Plan. Since the determination regarding this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we had processes to identify and intelligently apply developments in accounting, we enhanced these processes to better evaluate our research and understanding of the nuances of complex accounting standards. Our enhancements included providing training to accounting staff relative to the application and interpretation of ASC 815. We have also increased communication among our legal and finance personnel. Additionally, we have retained a third party professional to assist us with the interpretation and application of new and complex accounting guidance. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

(d) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4A. Risk Factors

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As described elsewhere in this Amendment No. 1, in connection with the restatement process, we identified a material weakness with regard to accounting for common stock warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the accounting of common stock warrants as either liabilities or equity instruments dating back to May 2009. Upon a reassessment of those financial instruments, we determined that we should have accounted for certain common stock warrant instruments as liabilities instead of equity. Given this material weakness with regard to the accounting for the common stock warrants, management determined that we did not maintain effective internal control over financial reporting as of July 31, 2009. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis.

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

Date: March 8, 2011	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)