Form 10-Q/A
period 2009-10-31
UNIFY CORP
filed 2011-03-08
CIK 880562

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009, which was originally filed with the Securities and Exchange Commission on December 14, 2009 (the “Original Filing”), to include restated financial statements as described in Note 2 to the condensed consolidated financial statements. The financial statements are being restated due to adoption of certain accounting provisions in Accounting Standards Codification (ASC) 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”, which became effective for us on May 1, 2009. The anti-dilution price protection features in the Company’s outstanding common stock warrants require these warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a warrant liability, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations. See Note 2 to our consolidated financial statements.

The revisions relate to non-operating and non-cash items as of and for the quarterly period ended October 31, 2009. ASC 815 did not impact the Company’s financial statements for periods ending April 30, 2009 or earlier. The restatement does not result in a change in the Company’s previously reported revenues, cash flows from operations, or total cash and cash equivalents shown in its financial statements for the quarterly period ended October 31, 2009.

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

UNIFY CORPORATION
FORM 10-Q/A

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2009 and April 30, 2009	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months	5
	ended October 31, 2009 and 2008

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months	6
	ended October 31, 2009 and 2008

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	30

SIGNATURE		31

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2009	2009
	(As Restated)
	See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$2,215	$6,147
Accounts receivable, net	9,275	4,501
Prepaid expenses and other current assets	880	717
Total current assets	12,370	11,365

Property and equipment, net	437	472
Goodwill	17,670	6,425
Intangibles, net	10,401	2,720
Other assets, net	311	99
Total assets	$41,189	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$716	$685
Current portion of long term debt	1,733	1,663
Accrued compensation and related expenses	2,021	1,178
Common stock warranty liability	1,011	—
Other accrued liabilities	6,497	905
Deferred revenue	12,579	5,617
Total current liabilities	24,557	10,048

Long term debt, net	811	837
Other long term liabilities	1,469	893

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10	7
Additional paid-in capital	78,802	69,941
Accumulated other comprehensive income (loss)	105	(113)
Accumulated deficit	(64,565)	(60,532)
Total stockholders’ equity	14,352	9,303
Total liabilities and stockholders’ equity	$41,189	$21,081

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(As Restated)		(As Restated)
	See Note 2		See Note 2
Revenues:
Software licenses	$1,413	$1,987	$2,815	$3,549
Services	3,991	3,170	6,848	6,116
Migration solutions	1,683	644	1,936	1,163
Total revenues	7,087	5,801	11,599	10,828

Cost of Revenues:
Software licenses	51	89	145	139
Services	773	298	1,210	548
Migration solutions	653	358	716	518
Total cost of revenues	1,477	745	2,071	1,205
Gross profit	5,610	5,056	9,528	9,623

Operating Expenses:
Product development	1,749	682	3,152	1,431
Selling, general and administrative	5,127	3,342	9,944	6,722
Total operating expenses	6,876	4,024	13,096	8,153
Income (loss) from operations	(1,266)	1,032	(3,568)	1,470
Other income (expense):
Gain from change in fair value of common stock warrant liability	264	—	60	—
Other, net	(76)	(151)	5	(166)
Total other income (expense)	188	(151)	65	(166)
Income (loss) before income taxes	(1,078)	881	(3,503)	1,304
Provision for income taxes	58	156	66	188
Net income (loss)	$(1,136)	$725	$(3,569)	$1,116

Net income (loss) per share:
Basic	$(0.11)	$0.10	$(0.39)	$0.16
Dilutive	$(0.11)	$0.10	$(0.39)	$0.15

Shares used in computing net income (loss) per share:
Basic	10,119	6,981	9,243	6,981
Dilutive	10,119	7,605	9,243	7,666

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended October 31,
	2009	2008
	(As Restated) See Note 2
Cash flows from operating activities:
Net income (loss)	$(3,569)	$1,116

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	122	86
Loss on disposal of equipment	-	2
Amortization of intangible assets	1,176	360
Amortization of discount on notes payable	19	24
Stock based compensation expense	326	291
Gain from change in fair value of common stock warrant liability	(60)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,033)	299
Prepaid expenses and other current assets	545	(115)
Other long term assets	15	-
Accounts payable	(1,360)	106
Accrued compensation and related expenses	(344)	(417)
Other accrued liabilities	(1,248)	325
Accrued acquisition costs	(16)	-
Deferred revenue	4,762	(1,261)
Other long term liabilities	(186)	26
Net cash provided by (used in) operating activities	(3,851)	842

Cash flows from investing activities:
Acquisition, net of cash acquired	59	-
Purchases of property and equipment	(29)	(151)
Payments on acquisition obligations	-	(110)
Net cash provided by (used in) investing activities	30	(261)

Cash flows from financing activities:
Borrowings on revolving line of credit	350	-
Principal payments under debt obligations	(716)	(11)
Net cash used in financing activities	(366)	(11)
Effect of exchange rate changes on cash	255	(384)
Net increase (decrease) in cash and cash equivalents	(3,932)	186
Cash and cash equivalents, beginning of period	6,147	2,692
Cash and cash equivalents, end of period	$2,215	$2,878
Supplemental cash flow information:
Cash paid during the period for:
Interest	$68	$42
Taxes	$11	$-

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$3	$-

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Restatement of Historical Financial Statements

As discussed in Note 2, the accompanying Consolidated Balance Sheet as of October 31, 2009 and the Consolidated Statements of Operations for the three and six months ended October 31, 2009, and the Cash Flows for the six months ended October 31, 2009 have been restated.

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

2. Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the three and six months ended October 31, 2009 to correct errors in the accounting for certain common stock warrants. Specifically, we previously classified as equity instruments common stock warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

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

The accompanying quarterly financial statements have been restated to report the common stock warrants issued in November 2006 and April 2009 as derivative liabilities measured at estimated fair value, calculated using an open form option pricing model:

	Number of Warrants
	Outstanding at		Expiration of	Fair Value of Warrants at
Issuance Date	October 31, 2009	Exercise Price	Warrants	October 31, 2009
				(in thousands)
November 20, 2006	80,000	$1.35	October 31, 2012	$131
November 20, 2006	270,000	$1.60	October 31, 2012	$404
November 20, 2006	200,000	$1.90	October 31, 2012	$269
April 24, 2009	190,182	$2.75	April 24, 2014	$206

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2009:

Consolidated Balance Sheet	October 31, 2009	October 31, 2009
(in thousands)	(As previously	(As restated)
	reported)
Current liabilities:
Common stock warrant liability	$-	$1,011
Total current liabilities	23,546	24,556

Stockholders' equity:
Additional paid-in-capital	79,411	78,802
Accumulated deficit	(64,163)	(64,565)
Total stockholders' equity	15,363	14,352

Consolidated Statements of Operations	Three Months Ended		Six Months Ended
(in thousands)	October 31, 2009		October 31, 2009
	(As previously		(As previously
	reported)	(As restated)	reported)	(As restated)
Gain from change in fair value of common
stock warrant liability	$-	$264	$-	$60

Loss before income taxes	(1,342)	(1,078)	(3,563)	(3,503)
Net loss	(1,400)	(1,136)	(3,629)	(3,569)
Loss per share, basic and dilutive	(0.14)	(0.11)	(0.39)	(0.39)

Consolidated Statement of Cash Flows	Six Months Ended
(in thousands)	October 31, 2009
	(As previously
	reported)	(As restated)
Cash flows from operating activities:
Net loss	$(3,629)	$(3,569)
Gain from change in fair value of common stock warrant liability	-	(60)
Net cash used in operating activities	(3,851)	(3,851)

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

4. Stock Compensation Information

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

7. Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

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
Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of October 31, 2009:

	Fair Value	Fair value measurement using
	October 31, 2009	Level 1	Level 2	Level 3
Common stock warrant liability	$1,011	$-	$-	$1,011

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended October 31, 2009:

(in thousands)	Common Stock Warrants
Balance at July 31, 2009	$1,275
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	(264)
Balance at October 31, 2009	$1,011

8. Long-Term Debt

The Company’s debt consists of the following at October 31, 2009 and April 30, 2009 (in thousands):

	October 31,	April 30,
	2009	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$998	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011.	878	1,032

Note Payable, interest rate of 5%, payable in installments through May 2011.	250	—

ComVest Capital LLC credit facility, interest rate 5.5%, payable November 2010.	350	—

Capital leases payable, payable in monthly installments through September 2011.	77	97
	2,553	2,529
Less discount on notes payable, net	(9)	(29)
Less current portion	(1,733)	(1,663)
Total long term debt, net	$811	$837

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

11. Income Taxes

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

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 31,		October 31,
	2009	2008	2009	2008
	(As Restated)		(As Restated)
Net income (loss)	$(1,136)	$725	$(3,569)	$1,116

Weighted average shares of common stock outstanding, basic	10,119	6,981	9,243	6,981
Effect of dilutive securities	-	624	-	685
Weighted average shares of common stock outstanding, diluted	10,119	7,605	9,243	7,666

Earnings (loss) per share of common stock:
Basic	$(0.11)	$0.10	$(0.39)	$0.16
Diluted	$(0.11)	$0.10	$(0.39)	$0.15

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

15. Subsequent Event

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

16. Segment Information

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously-issued consolidated financial statements and related disclosures for the quarter ended October 31, 2009 to correct errors in the accounting for certain warrants. See Note 2 to the accompanying unaudited condensed consolidated financial statements. We are also making corresponding amendments to the following sections of MD&A: Results of Operations and Liquidity and Capital Resources.

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

Fair Value of Common Stock Warrant Liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”. The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Gain (loss) from change in fair value of common stock warrant liability.”

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(As Restated)		(As Restated)
Revenues:
Software licenses	19.9%	34.3%	24.3%	32.8%
Services	56.3%	54.6%	59.0%	56.5%
Migration solutions	23.8%	11.1%	16.7%	10.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	0.7%	1.5%	1.3%	1.3%
Services	10.9%	5.1%	10.4%	5.1%
Migration solutions	9.2%	6.2%	6.2%	4.8%
Total cost of revenues	20.8%	12.8%	17.9%	11.2%

Gross profit	79.2%	87.2%	82.1%	88.8%

Operating Expenses:
Product development	24.7%	11.8%	27.2%	13.2%
Selling, general and administrative	72.3%	57.6%	85.7%	62.1%
Total operating expenses	97.0%	69.4%	112.9%	75.3%
Income (loss) from operations	(17.8)%	17.8%	(30.8)%	13.6%
Other income (expense):
Gain from change in fair value of common
stock warrant liability	3.7%	0.0%	0.5%	0.0%
Other, net	(1.1)%	(2.6)%	0.1%	(1.5)%
Total other income (expense)	(2.6)%	(2.6)%	0.6%	(1.5)%
Income (loss) before income taxes	(15.2)%	15.2%	(30.2)%	12.1%
Provision for income taxes	0.8%	2.7%	0.6%	1.7%
Net income (loss)	(16.0)%	12.5%	(30.8)%	10.4%

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

Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the three and six months ended October 31, 2010 resulted in a gain of $264,000 and $60,000 respectively, due primarily to a decrease in the Company’s common stock share price during the periods.

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

Operating Cash Flow. For the first six months of fiscal year 2010 cash used by operations was $3.9 million. This compares to cash flows provided by operations of $0.8 million for the first six months of fiscal 2009. Cash flows used by operations for the first six months of fiscal 2010 principally resulted from a net loss of $3.6 million, an increase in accounts receivable of $4.0 million, a decrease in accounts payable of $1.4 million, a decrease in accrued compensation and related expenses of $0.3 million, a decrease in other accrued liabilities of $1.2 million, a decrease in other long term liabilities of $0.2 million, and gain from change in fair value of common stock warrant liability of $0.1 million. Offsetting these amounts was an increase in deferred revenue of $4.8 million, a decrease in prepaid expenses and other current assets of $0.5 million, amortization of intangible assets of $1.2 million, depreciation of $0.1 million and stock based compensation expense of $0.3 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2009. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for common stock warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of October 31, 2009.

(b) Restatement of Consolidated Financial Statements. On February 15, 2011, the Audit Committee of the Board of Directors, concluded that the Company’s unaudited financial statements for the interim period ended October 31, 2009, did not properly account for certain common stock warrants and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its unaudited interim financial statements included in this Form 10-Q filing as and for the quarter ended October 31, 2009.

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

(d) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As described elsewhere in this Amendment No. 1, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the accounting of warrants as either liabilities or equity instruments dating back to May 2009. Upon a reassessment of those financial instruments, we determined that we should have accounted for certain common stock warrant instruments as liabilities instead of equity. Given this material weakness with regard to the accounting for common stock warrants, management determined that we did not maintain effective internal control over financial reporting as of October 31, 2009. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis.

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