Form 10-Q/A
period 2010-01-31
UNIFY CORP
filed 2011-03-08
CIK 880562

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2010, which was originally filed with the Securities and Exchange Commission on March 5, 2010 (the “Original Filing”), to include restated financial statements as described in Note 2 to the condensed consolidated financial statements. The financial statements are being restated to correct accounting errors as follows:
  Adoption of certain provisions of Accounting Standards Codification (ASC) 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”, which became effective for us on May 1, 2009.  The anti-dilution price protection features in the Company’s outstanding common stock warrants require these common stock warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a common stock warrant liability, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations.

  Accounting for contingent consideration in business combinations in accordance with ASC 805 “Business Combinations” (“ASC 805”), was not properly applied in accounting for the Company’s June 30, 2009 acquisition of AXS-One Inc. The Company calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as adjustments in the statement of operations.
The restatement does not result in a change in the Company’s previously reported revenues, cash flows from operations, or total cash and cash equivalents shown in its financial statements for the quarterly period ended January 31, 2010. See Note 2 to our unaudited condensed consolidated financial statements for additional discussion regarding the impact of the accounting errors noted above.

The items of the Original Filing which are amended and restated by this Quarterly Report on Form 10-Q/A as a result of the foregoing are:

  Part I — Item 1 — Financial Statements

  Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Part I — Item 4 — Controls and Procedures

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

UNIFY CORPORATION
FORM 10-Q/A

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2010 and	3
	April 30, 2009

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	4
	months ended January 31, 2010 and 2009

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	5
	ended January 31, 2010 and 2009

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 6.	Exhibits	29

SIGNATURE		30

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2010	2009
	(As Restated) See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$2,316	$6,147
Accounts receivable, net	8,668	4,501
Prepaid expenses and other current assets	1,297	717
Total current assets	12,281	11,365

Property and equipment, net	400	472
Goodwill	17,010	6,425
Intangibles, net	9,736	2,720
Other assets, net	296	99
Total assets	$39,723	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$738	$685
Current portion of long term debt	1,854	1,663
Accrued compensation and related expenses	1,647	1,178
Common stock warrant liability	968	—
Other accrued liabilities	4,407	905
Deferred revenue	11,958	5,617
Total current liabilities	21,572	10,048

Long term debt, net	252	837
Other long term liabilities	1,436	893

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10	7
Additional paid-in capital	78,809	69,941
Accumulated other comprehensive income (loss)	245	(113)
Accumulated deficit	(62,601)	(60,532)
Total stockholders’ equity	16,463	9,303
Total liabilities and stockholders’ equity	$39,723	$21,081

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(As Restated) See Note 2		(As Restated) See Note 2
Revenues:
Software licenses	$3,354	$1,737	$6,169	$5,286
Services	4,228	2,753	11,075	8,869
Migration solutions	1,040	718	2,976	1,881
Total revenues	8,622	5,208	20,220	16,036

Cost of Revenues:
Software licenses	140	33	229	172
Services	1,020	239	2,212	787
Migration solutions	625	315	1,414	833
Total cost of revenues	1,785	587	3,855	1,792
Gross profit	6,837	4,621	16,365	14,244

Operating Expenses:
Product development	1,749	631	4,901	2,062
Selling, general and administrative	3,878	2,712	13,822	9,434
Change in fair value of contingent consideration	(858)	—	(858)	—
Total operating expenses	4,769	3,343	17,865	11,496
Income (loss) from operations	2,068	1,278	(1,500)	2,748
Other income (expense):
Gain from change in fair value of common stock warrant liability	43	—	102	—
Other, net	(92)	(40)	(87)	(206)
Total other income (expense)	(49)	(40)	15	(206)
Income (loss) before income taxes	2,019	1,238	(1,485)	2,542
Provision for income taxes	56	153	122	341
Net income (loss)	$1,963	$1,085	$(1,607)	$2,201

Net income (loss) per share:
Basic	$0.19	$0.16	$(0.17)	$0.32
Dilutive	$0.19	$0.15	$(0.17)	$0.29

Shares used in computing net income (loss) per share:
Basic	10,123	6,981	9,536	6,981
Dilutive	10,601	7,334	9,536	7,592

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended January 31,
	2010	2009
	(As Restated) See Note 2
Cash flows from operating activities:
Net income (loss)	$(1,607)	$2,201
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	176	135
Loss on disposal of equipment	—	2
Amortization of intangible assets	1,861	539
Amortization of discount on notes payable	25	35
Stock based compensation expense	471	448
Change in fair value of contingent consideration	(858)	—
Gain from change in fair value of common stock warrant liability	(102)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,457)	(121)
Prepaid expenses and other current assets	(122)	(144)
Other long term assets	20	—
Accounts payable	(1,337)	(202)
Accrued compensation and related expenses	(26)	(543)
Other accrued liabilities	(2,161)	186
Accrued acquisition costs	(46)	—
Deferred revenue	4,178	(566)
Other long term liabilities	(216)	23
Net cash provided by (used in) operating activities	(3,201)	1,993

Cash flows from investing activities:
Acquisition, net of cash acquired	37	(491)
Purchases of property and equipment	(34)	(165)
Payments on acquisition obligations	—	(110)
Net cash provided by (used in) investing activities	3	(766)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	1
Payments on revolver	—	(1,000)
Borrowings on revolving line of credit	350	1,000
Principal payments under debt obligations	(1,175)	(22)
Net cash used in financing activities	(816)	(21)
Effect of exchange rate changes on cash	183	(396)
Net increase (decrease) in cash and cash equivalents	(3,831)	810
Cash and cash equivalents, beginning of period	6,147	2,692
Cash and cash equivalents, end of period	$2,316	$3,502
Supplemental cash flow information:
Cash paid during the period for:
Interest	$93	$66
Taxes	$22	$130

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$3	$52

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

Restatement of Historical Financial Statements

As discussed in Note 2, the accompanying Consolidated Balance Sheet as of January 31, 2010 and the Consolidated Statements of Operations for the three and nine months ended January 31, 2010, and the Cash Flows for the nine months ended January 31, 2010 have been restated.

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

2. Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the three and nine months ended January 31, 2010, to correct errors in the accounting for certain common stock warrants and contingent consideration.  Specifically, we previously classified as equity instruments common stock warrants that should have been classified as derivative liability instruments based on the terms of the common stock warrants and the applicable accounting guidance. We have historically accounted for common stock warrants as equity instruments.  Certain provisions of ASC 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity” became effective for us on May 1, 2009. The anti-dilution price protection features in the Company’s outstanding common stock warrants require these common stock warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a common stock warrant liability, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations. Accordingly, on May 1, 2009, the Company reduced additional paid-in capital and increased accumulated deficit by $608,850 and $461,897, respectively, and recorded $1,070,747 as a common stock warrant liability.

Additionally, in applying ASC 805 the Company had calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as an adjustment to goodwill. However, in accordance with ASC 805 such changes in the fair value should have been recorded as adjustments in the statement of operations.

The accompanying financial statements have been restated to report the warrants issued in November 2006 and April 2009 as derivative liabilities measured at estimated fair value, calculated using an open form option pricing model:

	Number of Warrants
	Outstanding at		Expiration of	Fair Value of Warrants at
Issuance Date	January 31, 2010	Exercise Price	Warrants	January 31, 2010
				(in thousands)
November 20, 2006	80,000	$1.35	October 31, 2012	$131
November 20, 2006	270,000	$1.60	October 31, 2012	$395
November 20, 2006	200,000	$1.90	October 31, 2012	$255
April 24, 2009	190,182	$2.75	April 24, 2014	$187

The following tables summarize the effects of the restatement on the specific items presented in our historical consolidated financial statements previously included in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010:

Consolidated Balance Sheet	January 31, 2010	January 31, 2010
(in thousands)	(As previously	(As restated)
	reported)
Goodwill	$16,152	$17,010
Total assets	38,865	39,723

Current liabilities:
Common stock warrant liability	-	968
Total current liabilities	20,604	21,572

Stockholders' equity:
Additional paid-in-capital	79,418	78,809
Accumulated deficit	(63,100)	(62,601)
Total stockholders' equity	16,573	16,463

Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
(in thousands)	January 31, 2010		January 31, 2010
	(As previously		(As previously
	reported)	(As restated)	reported)	(As restated)
Change in fair value of contingent consideration	$-	$(858)	$-	$(858)
Total operating expenses	5,627	4,769	18,723	17,865
Income (loss) from operations	1,210	2,068	(2,358)	(1,500)
Gain from change in fair value of common stock warrant liability	-	43	-	102
Net Income (loss)	1,062	1,963	(2,567)	(1,607)
Net income (loss) per share, basic	0.10	0.19	(0.27)	(0.17)
Net income (loss) per share, dilutive	0.10	0.19	(0.27)	(0.17)

Consolidated Statement of Cash Flows	Nine Months Ended
(in thousands)	January 31, 2010
	(As previously
	reported)	(As restated)
Cash flows from operating activities:
Net loss	$(2,567)	$(1,607)
Change in fair value of contingent consideration	-	(858)
Gain from change in fair value of common stock warrant liability	-	(102)
Net cash used in operating activities	(3,201)	(3,201)

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

The goodwill of $10.3 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and AXS-One. All of the goodwill was assigned to Unify’s Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands) (as restated):

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	2,732
Fair value of total consideration	$11,585

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	591
Other assets	679
Property, plant and equipment	132
Identifiable intangible assets	8,685
Financial liabilities	(5,616)
Deferred revenue	(2,493)
Total identifiable net assets	$2,095
Goodwill	10,348
Change in fair value of contingent consideration	(858)
$11,585

Acquisition related costs (included in selling, general and administrative expense in Unify's statement
of operations for the nine months ended January 31, 2010)	$611

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

Based on the receipt of a preliminary valuation, acquisition date provisional values were adjusted to decrease contingent consideration by $2,030,000, decrease identifiable intangible assets by $1,325,000, increase deferred revenue by $423,000 and increase goodwill by $576,000. The decrease in contingent consideration resulted in a $858,000 increase in income for the three and nine months ended January 31, 2010. The fair values of the contingent consideration, acquired identifiable intangible assets, deferred income tax liabilities and deferred revenue remain provisional pending the receipt of a final valuation. Intangible assets include technologies of $5.1 million, trademarks of $1.2 million, backlog of $0.1 million, and customer relationships of $2.3 million.

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

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2010 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2009	460,464	$3.50
Granted	655,300	$1.49
Vested	(208,469)	$2.56
Canceled or expired	(53,214)	$2.56
Nonvested at January 31, 2010	854,081	$2.19

5. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2010 and April 30, 2009 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
January 31, 2010 (as restated)	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$17,010	$—	$17,010	—
Finite Lives:
Customer-related	3,836	(1,108)	2,728	4 to 10 years
Technology-based	7,650	(1,924)	5,726	3 to 6 years
Trademarks	1,500	(378)	1,122	4 to 5 years
Trade name	192	(131)	61	1 to 3 years
Backlog	90	(90)	-	0.5 years
Non-compete	97	(24)	73	3 to 5 years
Consulting agreement	126	(100)	26	1 to 1.3 years
Total	$30,501	$(3,755)	$26,746

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,425	$—	$6,425	—
Finite Lives:
Customer-related	1,536	(742)	794	4 to 5 years
Technology-based	2,395	(827)	1,568	3 to 4 years
Trademarks	300	(181)	119	4 years
Trade name	180	(107)	73	1 to 3 years
Non-compete	85	(7)	78	3 to 3.3 years
Consulting agreement	110	(22)	88	1 to 1.3 years
Total	$11,031	$(1,886)	$9,145

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of January 31, 2010:

	Fair Value	Fair value measurement using
	January 31, 2010	Level 1	Level 2	Level 3
Common stock warrant liability	$968	$—	$—	$968

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended January 31, 2010:

(in thousands)	Common Stock Warrants
Balance at October 31, 2009	$1,011
Issuance of liability from common stock warrants	—
Change in fair value of common stock warrant liability	(43)
Balance at January 31, 2010	$968

8. Long-Term Debt

The Company’s debt consists of the following at January 31, 2010 and April 30, 2009 (in thousands):

	January 31,	April 30,
	2010	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative
covenants and the Company is in compliance with such covenants.	$698	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011.	742	1,032

Note Payable, interest rate of 5%, payable in installments through May 2011.	250	—

ComVest Capital LLC credit facility, interest rate 5.5%, payable November 2010.	350	—

Note Payable, payable in installments through December 2011.	5	—

Capital leases payable, payable in monthly installments through September 2011.	65	97
	2,110	2,529
Less discount on notes payable, net	(4)	(29)
Less current portion	(1,854)	(1,663)
Total long term debt, net	$252	$837

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

15. Income (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 31,		January 31,
	2010	2009	2010	2009
	As Restated		As Restated
Net income (loss)	$1,963	$1,085	$(1,607)	$2,201

Weighted average shares of common stock outstanding, basic	10,123	6,981	9,536	6,981
Effect of dilutive securities	478	353	-	611
Weighted average shares of common stock outstanding, diluted	10,601	7,334	9,536	7,592

Earnings (loss) per share of common stock:
Basic	$0.19	$0.16	$(0.17)	$0.32
Diluted	$0.19	$0.15	$(0.17)	$0.29

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously-issued unaudited condensed consolidated financial statements and related disclosures for the quarter ended January 31, 2010 for the following:
  To correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

  To correct an error in the application of ASC 805. The Company had calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as an adjustment to goodwill. However, in accordance with ASC 805 such changes in the fair value should have been recorded as adjustments in the statement of operations.
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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	As Restated		As Restated
Revenues:
Software licenses	38.9%	33.3%	30.5%	33.0%
Services	49.0%	52.9%	54.8%	55.3%
Migration solutions	12.1%	13.8%	14.7%	11.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	1.6%	0.6%	1.1%	1.1%
Services	11.8%	4.6%	10.9%	4.9%
Migration solutions	7.2%	6.0%	7.0%	5.2%
Total cost of revenues	20.6%	11.2%	19.0%	11.2%

Gross profit	79.4%	88.8%	81.0%	88.8%

Operating Expenses:
Product development	20.3%	12.1%	24.2%	12.9%
Selling, general and administrative	45.0%	52.1%	68.4%	58.8%
Change in fair value of contingent consideration	(10.0)%	—	(4.2)%	—
Total operating expenses	55.3%	64.2%	88.4%	71.7%
Income (loss) from operations	24.1%	24.6%	(7.4)%	17.1%
Other income (expense):
Gain from change in fair value of common stock warrant liability	0.5%	—	0.5%	—
Other, net	(1.1)%	(0.8)%	(0.4)%	(1.3)%
Total other income (expense)	(0.6)%	(0.8)%	0.1%	(1.3)%
Income (loss) before income taxes	23.5%	23.8%	(7.3)%	15.8%
Provision for income taxes	0.7%	2.9%	0.6%	2.1%
Net income (loss)	22.8%	20.9%	(7.9)%	13.7%

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

Change in Fair Value of Contingent Consideration. In applying ASC 805 the Company had calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as an adjustment to goodwill. However, in accordance with ASC 805 such changes in the fair value should have been recorded as adjustments in the statement of operations.

Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the three and nine months ended January 31, 2010 resulted in a gain of $43,000 and $102,000 respectively, due primarily to a decrease in the Company’s common stock share price during the periods.

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

Operating Cash Flow. For the first nine months of fiscal year 2010 cash used by operations was $3.2 million. This compares to cash flows provided by operations of $2.0 million for the first nine months of fiscal 2009. Cash flows used by operations for the first nine months of fiscal 2010 principally resulted from a net loss of $1.6 million, an increase in accounts receivable of $3.5 million, an increase in prepaid expenses and other current assets of $0.1 million, a decrease in accounts payable of $1.3 million, a decrease in other accrued liabilities of $2.2 million, a decrease in other long term liabilities of $0.2 million, a change in fair value of contingent consideration of $0.9 million, and gain from change in fair value of common stock warrant liability of $0.1 million. Offsetting these amounts was an increase in deferred revenue of $4.2 million, amortization of intangible assets of $1.9 million, depreciation of $0.2 million and stock based compensation expense of $0.5 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weaknesses in our internal control over financial reporting relating to the accounting for warrants and contingent consideration, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of January 31, 2010.

(b) Restatement of Consolidated Financial Statements. On February 15, 2011, the Audit Committee of the Board of Directors, concluded that the Company’s unaudited financial statements for the interim period ended January 31, 2010, did not properly account for certain common stock warrants and contingent consideration and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its unaudited interim financial statements included in this Form 10-Q filing as of and for the quarter ended January 31, 2010.

(c) Remediation Plan. Since the determination regarding these material weaknesses, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting.  While we had processes to identify and intelligently apply developments in accounting, we enhanced these processes to better evaluate our research and understanding of the nuances of complex accounting standards.  Our enhancements included providing training to accounting staff relative to the application and interpretations of ASC 815 and ASC 805.  We have also increased communication among our legal and finance personnel. Additionally, we have retained a third party professional to assist us with the interpretation and application of new and complex accounting guidance. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

(d) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As described elsewhere in this Amendment No. 1, in connection with the restatement process, we identified material weaknesses with regard to accounting for common stock warrant instruments and contingent consideration in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the accounting of common stock warrants as either liabilities or equity instruments dating back to May 2009.  Upon a reassessment of those financial instruments, we determined that we should have accounted for certain common stock warrant instruments as liabilities instead of equity. Additionally, in applying ASC 805 the Company had calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as an adjustment to goodwill. However, in accordance with ASC 805 such changes in the fair value should have been recorded as adjustments in the statement of operations. Given these material weaknesses with regard to the accounting for common stock warrants and contingent consideration, management determined that we did not maintain effective internal control over financial reporting as of January 31, 2010. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis.

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