Form 10-K/A
period 2010-04-30
UNIFY CORP
filed 2011-03-08
CIK 880562

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the year period ended April 30, 2010, which was originally filed with the Securities and Exchange Commission on July 12, 2010 (the “Original Filing”), to include restated financial statements as described in Note 2 to the consolidated financial statements. The financial statements are being restated to correct accounting errors as follows:
  Adoption of certain provisions of Accounting Standards Codification (ASC) 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”.  The anti-dilution price protection features in the Company’s outstanding common stock warrants require these common stock warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a common stock warrant liability, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations.

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
The restatement does not result in a change in the Company’s previously reported revenues, cash flows from operations, or total cash and cash equivalents shown in its financial statements for the year ended April 30, 2010. See Note 2 to our audited consolidated financial statements for additional discussion regarding the impact of the accounting errors noted above.

The items of the Original Filing which are amended and restated by this Annual Report on Form 10-K/A as a result of the foregoing are:
  Part I — Item 1 — Business

  Part I — Item 1A — Risk factors

  Part II — Item 6 — Selected Financial Data

  Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Part II — Item 9A — Controls and Procedures

  Part IV — Item 15 — Exhibits, Financial Statement Schedules
For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Filing in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

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

ITEM 1A. RISK FACTORS

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

While we believe we currently have adequate internal control over financial reporting, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems. Any breakdown in our control systems, whether or not foreseeable by management, could cause investors to lose confidence in the accuracy of our financial reporting and may have an adverse impact on our business and on the market price for Unify’s common stock. Refer to additional financial reporting risk and disclosure below.

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

As described elsewhere in this Amendment No. 1, in connection with the restatement process, we identified material weaknesses with regard to accounting for common stock warrant instruments and contingent consideration in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the accounting of common stock warrants as either liabilities or equity instruments dating back to May 2009.  Upon a reassessment of those financial instruments, we determined that we should have accounted for certain common stock warrant instruments as liabilities instead of equity. Additionally, in applying ASC 805 the Company had calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as an adjustment to goodwill. However, in accordance with ASC 805 such changes in the fair value should have been recorded as adjustments in the statement of operations. Given these material weaknesses with regard to the accounting for the common stock warrants and contingent consideration, management determined that we did not maintain effective internal control over financial reporting as of April 30, 2010. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis.

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
	(As Restated)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$7,379	$6,436	$8,489	$4,432	$4,759
Services	15,816	11,688	11,027	6,755	5,384
Migration Solutions	5,397	2,468	309	-	-
Total revenues	28,592	20,592	19,825	11,187	10,143
Cost of Revenues:
Software licenses	346	244	226	377	448
Services	3,202	1,019	1,245	1,024	1,106
Migration Solutions	2,537	1,041	129	-	-
Total cost of revenues	6,085	2,304	1,600	1,401	1,554
Gross profit	22,507	18,288	18,225	9,786	8,589
Operating Expenses:
Product development	6,470	2,907	3,498	2,360	1,643
Selling, general and administrative	17,664	12,494	12,002	8,314	5,801
Change in fair value of contingent consideration	(2,093)	-	-	-	-
Total operating expenses	22,041	15,401	15,500	10,674	7,444
Income (loss) from operations	466	2,887	2,725	(888)	1,145
Other income (expense):
Loss from change in fair value of common stock warrant liability	(192)	-	-	-	-
Interest expense	(267)	(194)	(900)	(527)	(11)
Other, net	(14)	(124)	130	136	61
Total other income (expense)	(473)	(318)	(770)	(391)	50
Income (loss) before income taxes	(7)	2,569	1,955	(1,279)	1,195
Provision (Benefit) for income taxes	(131)	179	324	82	-
Income (loss) from continuing operations	$124	$2,390	$1,631	$(1,361)	$1,195
Loss from discontinued operations	-	-	-	(1,445)	(1,823)
Net income (loss)	$124	$2,390	$1,631	$(2,806)	$(628)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$0.01	$0.34	$0.25	$(0.23)	$0.21
Discontinued operations	$-	$-	$-	$(0.24)	$(0.32)
Net income (loss) per share	$0.01	$0.34	$0.25	$(0.47)	$(0.11)

Dilutive earnings per share:
Continuing operations	$0.01	$0.32	$0.23	$(0.23)	$0.20
Discontinued operations	$-	$-	$-	$(0.24)	$(0.32)
Net income (loss) per share	$0.01	$0.32	$0.23	$(0.47)	$(0.12)
Shares used in computing net income (loss) per share:
Basic	9,691	6,991	6,423	5,927	5,803
Diluted	10,182	7,582	7,105	5,927	5,875
Consolidated Balance Sheet Data
Cash and cash equivalents	$3,055	$6,147	$2,692	$2,064	$1,881
Working capital (deficit)	(6,472)	1,317	(1,157)	(3,343)	1,657
Total assets	36,861	21,081	16,678	15,654	8,351
Long term debt, net	12	837	1,334	4,910	3
Total stockholders' equity	19,442	9,303	5,419	469	2,235

(1)	The Company acquired Gupta Technologies LLC on November 20, 2006, so the fiscal 2007 results include only the activity through the end of the fiscal year. There was no Gupta activity for fiscal year 2006.

(2)	The Company acquired AXS-One, Inc. on June 30, 2009, so the fiscal 2010 results include ten months of operations from AXS-One, Inc. The fiscal 2010 results also include restated amounts related to the change in fair value of contingent consideration. See Note 2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously-issued audited consolidated financial statements and related disclosures for the year ended April 30, 2010 for the following:

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

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2010	2009	2008
	(As Restated)
Revenues:
Software licenses	25.8%	31.3%	42.8%
Services	55.3	56.7	55.6
Migration Solutions	18.9	12.0	1.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	1.2	1.2	1.1
Services	11.2	4.9	6.3
Migration Solutions	8.9	5.1	0.7
Total cost of revenues	21.3	11.2	8.1
Gross profit	78.7	88.8	91.9
Operating expenses:
Product development	22.6	14.1	17.6
Selling, general and administrative	61.8	60.7	60.5
Change in fair value of contingent consideration	(7.3)	—	—
Total operating expenses	77.1	74.8	78.1
Income from operations	1.6	14.0	13.7
Other income (expense):
Loss from change in fair value of common stock warrant liability	(0.7)	0.0	0.0
Interest expense	(0.9)	(0.9)	(4.5)
Other, net	0.0	(0.6)	0.7
Total other income (expense)	(1.6)	(1.5)	(3.8)
Income (loss) from operations before income taxes	(0.0)	12.5	9.9
Provision (Benefit) for income taxes	(0.5)	0.9	1.6
Net income	0.5%	11.6%	8.2%

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

Loss from Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the year ended April 30, 2010 resulted in a loss of $192,000, due primarily to an increase in the Company’s common stock share price during the period.

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

Operating Cash Flows. In fiscal 2010, we had cash flows used in operations of $1.4 million. This compares to fiscal 2009 and 2008 where cash flows from operations were $3.8 million and $3.4 million, respectively. Cash flows used in operations for fiscal 2010 principally resulted from $0.1 million of net income, a $1.2 million increase in accounts receivable, a decrease in the valuation allowance from acquisition of $0.2 million, a decrease in accounts payable of $1.8 million, a decrease in accrued compensation of $0.2 million, a decrease in accrued acquisition costs of $0.1 million, a decrease in other accrued liabilities of $2.4 million, a decrease in other long term liabilities of $0.5 million, and a change in fair value of contingent consideration of $2.1 million. Offsetting these amounts was a $2.7 million increase in deferred revenue, a decrease of $0.6 million in prepaid expenses and other current assets, $2.4 million in amortization of intangible assets, $0.2 million in depreciation, $0.6 million in stock based expenses, and a loss from change in fair value of common stock warrant liability of $0.2 million.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weaknesses in our internal control over financial reporting relating to the accounting for warrants and contingent consideration, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of April 30, 2010.

(b) Restatement of Consolidated Financial Statements. On February 15, 2011, the Audit Committee of the Board of Directors, concluded that the Company’s audited financial statements for the year ended April 30, 2010, did not properly account for certain common stock warrants and contingent consideration and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its audited financial statements included in this Form 10-K filing as of and for the year ended April 31, 2010.

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

(d) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(e) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

In connection with this Amendment No. 1, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of April 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  This evaluation identified material weaknesses in our internal controls regarding our process and procedures related to the initial classification and subsequent accounting of common stock warrants as liabilities or equity instruments and contingent consideration.  These material weaknesses in our internal controls resulted in the restatement of our annual financial statements for the year ended April 30, 2010 and our quarterly reports for the periods ended July 31, 2009, October 31, 2009, and January 31, 2010.  Accordingly we did not maintain effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A for the year ended April 30, 2010.

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

Dated: March 8, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	March 8, 2011
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	March 8, 2011
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	March 8, 2011
Steven D. Whiteman

/s/ TIMOTHY P. BACCI	Director	March 8, 2011
Timothy P. Bacci

/S/ ROBERT M. BOZEMAN	Director	March 8, 2011
Robert M. Bozeman

/s/ RICHARD M. BROOKS	Director	March 8, 2011
Richard M. Brooks

/s/ TERY R. LARREW	Director	March 8, 2011
Tery R. Larrew

/s/ ROBERT J. MAJTELES	Director	March 8, 2011
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

As discussed in Note 2, the 2010 financial statements have been restated.

/s/ GRANT THORNTON LLP

Reno, Nevada
July 12, 2010 (except for Note 2 and the effects thereof, as to which the date is March 8, 2011)

UNIFY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,	April 30,
	2010	2009
	(As Restated) See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$3,055	$6,147
Accounts receivable, net of allowances of $262 in 2010, and $183 in 2009	6,194	4,501
Prepaid expenses and other current assets	493	717
Total current assets	9,742	11,365

Property and equipment, net	350	472
Goodwill	17,928	6,425
Intangibles, net	8,613	2,720
Other assets, net of allowances of $82 in 2010, and $80 in 2009	228	99
Total assets	$36,861	$21,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$380	$685
Current portion of long term debt	1,397	1,663
Accrued compensation and related expenses	1,308	1,178
Common stock warrant liability	1,047	—
Other accrued liabilities	2,349	905
Deferred revenue	9,733	5,617
Total current liabilities	16,214	10,048

Long term debt, net of current portion	12	837
Deferred tax liabilities, net	557	541
Other long term liabilities	636	352

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; no shares	—	—
issued or outstanding
Common stock, $0.001 par value; 40,000,000 shares authorized, 10,476,633	10	7
and 7,476,705 shares outstanding in 2010 and 2009
Additional paid-in capital	79,919	69,941
Accumulated other comprehensive income (loss)	383	(113)
Accumulated deficit	(60,870)	(60,532)
Total stockholders’ equity	19,442	9,303
Total liabilities and stockholders’ equity	$36,861	$21,081

See accompanying notes.

Unify Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2010	2009	2008
	(As Restated) See Note 2
Revenues:
Software licenses	$7,379	$6,436	$8,489
Services	15,816	11,688	11,027
Migration solutions	5,397	2,468	309
Total revenues	28,592	20,592	19,825

Cost of Revenues:
Software licenses	346	244	226
Services	3,202	1,019	1,245
Migration solutions	2,537	1,041	129
Total cost of revenues	6,085	2,304	1,600
Gross profit	22,507	18,288	18,225

Operating Expenses:
Product development	6,470	2,907	3,498
Selling, general and administrative	17,664	12,494	12,002
Change in fair value of contingent consideration	(2,093)	—	—
Total operating expenses	22,041	15,401	15,500
Income from operations	466	2,887	2,725
Other income (expense):
Loss from change in fair value of common stock warrant liability	(192)	—	—
Interest expense	(267)	(194)	(900)
Other, net	(14)	(124)	130
Total other income (expense)	(473)	(318)	(770)
Income (loss) before income taxes	(7)	2,569	1,955
Provision (benefit) for income taxes	(131)	179	324
Net income	$124	$2,390	$1,631

Net income per share:
Basic	$0.01	$0.34	$0.25
Diluted	$0.01	$0.32	$0.23

Shares used in computing net income per share:
Basic	9,691	6,991	6,423
Diluted	10,182	7,582	7,105

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at April 30, 2007	6,029,201	$6	$64,973	$45	$(64,555)	$469
Components of comprehensive income:
Net income	—	—	—	—	1,631	1,631
Translation adjustments	—	—	—	74	2	76

Total comprehensive income						1,707
Issuance of common stock	41,108	—	183	—	—	183
Exercise of stock options	13,390	—	23	—	—	23
Conversion of warrants and debt to stock	897,050	1	2,826	—	—	2,827
Stock-based compensation	—	—	210	—	—	210
Balances at April 30, 2008	6,980,749	7	68,215	119	(62,922)	5,419
Components of comprehensive income:
Net income	—	—	—	—	2,390	2,390
Translation adjustments	—	—	—	(232)	—	(232)

Total comprehensive income						2,158
Issuance of common stock	20,000	—	52	—	—	52
Exercise of stock options	500	—	2	—	—	2
Conversion of warrants to stock	475,456	—	1,188	—	—	1,188
Stock-based compensation	—	—	484	—	—	484
Balances at April 30, 2009	7,476,705	7	69,941	(113)	(60,532)	9,303
Adoption of ASC 805 related to warrants	—	—	(609)	—	(462)	(1071)
Components of comprehensive loss:
Net income	—	—	—	—	124	124
Translation adjustments	—	—	—	496	—	496
Total comprehensive loss						620
Issuance of common stock	2,836,063	3	9,439	—	—	9,442
Exercise of stock options	7,911	—	13	—	—	13
Conversion of warrants and debt to stock	155,954	—	506	—	—	506
Stock-based compensation	—	—	629	—	—	629
Balances at April 30, 2010 (As Restated See Note 2)	10,476,633	$10	$79,919	$383	$(60,870)	$19,442

See accompanying notes.

UNIFY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2010	2009	2008
	(As Restated) See Note 2
Cash flows from operating activities:
Net income (loss)	$124	$2,390	$1,631
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	235	189	172
Gain on disposal of other investments	-	-	(49)
Amortization of intangible assets	2,398	809	770
Fulfillment of support obligations	-	-	(313)
Amortization of discount on notes payable	28	47	199
Stock based compensation expense	629	484	210
Change in fair value of contingent consideration	(2,093)	-	-
Loss from change in fair value of common stock warrant liability	192	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	654	(596)
Prepaid expenses and other current assets	647	(209)	119
Other long term assets	52	74	142
Valuation allowance from acquisition	(220)	-	-
Accounts payable	(1,804)	130	(312)
Accrued compensation and related expenses	(187)	(425)	784
Accrued acquisition costs	(76)	7	(324)
Other accrued liabilities	(2,420)	381	50
Deferred revenue	2,739	(754)	899
Other long term liabilities	(470)	-	-
Net cash provided by (used in) operating activities	(1,390)	3,777	3,382
Cash flows from investing activities:
Acquisition, net of cash acquired	$19	$(542)	$(249)
Purchases of property and equipment	(36)	(190)	(284)
Proceeds from sale of property and equipment	-	-	9
Payments on acquisitions	-	(110)	(317)
Proceeds from sale of other investments	-	-	265
Net cash used in investing activities	(17)	(842)	(576)
Cash flows from financing activities:
Short term borrowings, net	-	-	20
Proceeds from issuance of common stock	13	2	-
Proceeds from exercise of warrants	-	1,188	-
Borrowings on revolving line of credit	350	1,000	1,000
Payments on revolving line of credit	-	(1,000)	(1,000)
Principal payments under debt obligations	(1,940)	(133)	(2,302)
Net cash provided by (used in) financing activities	(1,577)	1,057	(2,282)
Effect of exchange rate changes on cash	(108)	(537)	104
Net increase (decrease) in cash and cash equivalents	(3,092)	3,455	628
Cash and cash equivalents, beginning of year	6,147	2,692	2,064
Cash and cash equivalents, end of year	$3,055	$6,147	$2,692

Supplemental cash flow information:
Cash paid during the year for interest	$112	$81	$610
Cash paid during the year for income taxes	$79	$146	$21
Supplemental non-cash financing activities:
Warrants converted into common stock	$236	$-	$162
Debt converted into common stock	$270	$-	$3,004

See accompanying notes.

UNIFY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

Restatement of Historical Financial Statements

As discussed in Note 2, the accompanying Consolidated Balance Sheet as of April 30, 2010 and the Consolidated Statement of Operations, Consolidated Statement of Stockholders Equity, and Consolidated Statement of Cash Flows for the year ended April 30, 2010, have been restated.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented (Note 5).

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

2. Restatement of Financial Statements

We have restated our previously issued consolidated financial statements as of and for the year ended April 30, 2010, to correct errors in the accounting for certain common stock warrants and contingent consideration.  Specifically, we previously classified as equity instruments common stock warrants that should have been classified as derivative liability instruments based on the terms of the common stock warrants and the applicable accounting guidance. We have historically accounted for common stock warrants as equity instruments.  Certain provisions of ASC 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity” became effective for us on May 1, 2009. The anti-dilution price protection features in the Company’s outstanding common stock warrants require these common stock warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a common stock warrant liability, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations. Accordingly, on May 1, 2009, the Company reduced additional paid-in capital and increased accumulated deficit by $608,850 and $461,897, respectively, and recorded $1,070,747 as a common stock warrant liability.

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

The accompanying financial statements have been restated to report the warrants issued in November 2006 and April 2009 as derivative liabilities measured at estimated fair value, calculated using an open form option pricing model:

	Number of Warrants
	Outstanding at		Expiration of	Fair Value of Warrants
Issuance Date	April 30, 2010	Exercise Price	Warrants	at April 30, 2010
				(in thousands)
November 20, 2006	80,000	$1.35	October 31, 2012	$169
November 20, 2006	166,425	$1.60	October 31, 2012	$317
November 20, 2006	189,519	$1.90	October 31, 2012	$318
April 24, 2009	190,182	$2.75	April 24, 2014	$243

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010:

Consolidated Balance Sheet	April 30, 2010
(in thousands)	(As previously	April 30, 2010
	reported)	(As restated)
Goodwill	$15,835	$17,928
Total assets	34,768	36,861

Current liabilities:
Common stock warrant liability	$-	$1,047
Total current liabilities	15,167	16,214

Stockholders' equity:
Additional paid-in-capital	80,312	79,919
Accumulated deficit	(62,309)	(60,870)
Total stockholders' equity	18,396	19,442

Consolidated Statement of Operations	Year Ended
(in thousands)	April 30, 2010
	(As previously
	reported)	(As restated)
Change in fair value of contingent consideration	$-	$(2,093)
Total operating expenses	24,134	22,041
Income (loss) from operations	(1,627)	466
Loss from change in fair value of common stock warrant liability	-	(192)
Net income (loss)	(1,777)	124
Net income (loss) per share, basic	(0.18)	0.01
Net income (loss) per share, dilutive	(0.18)	0.01

Consolidated Statement of Cash Flows	Year Ended
(in thousands)	April 30, 2010
	(As previously
	reported)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(1,777)	$124
Change in fair value of contingent consideration	-	(2,093)
Loss from change in fair value of common stock warrant liability	-	192
Net cash used in operating activities	(1,390)	(1,390)

Note 3. Acquisitions

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

The goodwill of $11.2 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and AXS-One. All of the goodwill was assigned to Unify’s Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands) (as restated):

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	1,499
Fair value of total consideration	$10,352

Recognized amounts of identifiable assets acquired and liabilies assumed
Financial assets	$117
Accounts receivable	561
Other assets	640
Property, plant and equipment	132
Identifiable intangible assets	8,065
Financial liablities	(5,772)
Deferred revenue	(2,493)
Total identifiable net assets	$1,250
Goodwill	11,195
Change in fair market value of contingent consideration	(2,093)
$10,352

Acquisition related costs (included in selling, general and administrative expense in Unify's
statement of operations for the year ended April 30, 2010)	$611

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

Based on the receipt of a final valuation, acquisition date provisional values were adjusted to decrease contingent consideration by $3.3 million, decrease identifiable intangible assets by $2.0 million, increase deferred revenue by $0.4 million, increase financial liabilities $0.2 million, and increase goodwill by $1.4 million. The decrease in contingent consideration resulted in $2.1 million in income for the year ended April 30, 2010. Intangible assets include technologies of $4.2 million, trademarks of $1.2 million, backlog of $0.1 million, and customer relationships of $2.6 million.

The amounts of AXS-One’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended April 30, 2010, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2009, or May 1, 2008, are:

(in thousands, except per share amounts)	Revenue	Net loss	Net loss per share
Actual from July 1, 2009 to April 30, 2010	$8,555	$(393)	$(0.04)
Supplemental pro forma from May 1, 2009 to April 30, 2010	$30,101	$(2,693)	$(0.28)
Supplemental pro forma from May 1, 2008 to April 30, 2009	$32,827	$(5,920)	$(0.85)

Note 4. Property and Equipment

Property and equipment at April 30, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Equipment	$1,700	$1,661
Furniture and leasehold improvements	602	626
	$2,302	$2,287
Less accumulated depreciation and amortization	(1,952)	(1,815)
Property and equipment, net	$350	$472

Note 5. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2010 and April 30, 2009 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010 (as Restated)	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$17,928	$-	$17,928	-
Finite Lives:
Customer - related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	-	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting Agreements	133	(127)	6	1 year
Total	$30,884	$(4,343)	$26,541

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2009	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$6,425	$-	$6,425	-
Finite Lives:
Customer - related	1,536	(742)	794	4 to 5 years
Technology-based	2,395	(827)	1,568	3 to 5 years
Trademarks	300	(181)	119	4 years
Trade name	180	(107)	73	1 to 3 years
Non-compete	85	(7)	78	3 to 3.3 years
Consulting Agreements	110	(22)	88	1 to 1.3 years
Total	$11,031	$(1,886)	$9,145

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

Note 6. Credit Facility

On November 20, 2006, the Company entered into a revolving credit note agreement with ComVest Capital LLC. Under the terms of the agreement the Company can borrow up to $2.5 million. As of April 30, 2010, there was $350,000 outstanding on the revolver. The amount that can be borrowed under the revolver is based on the amount of eligible foreign and domestic accounts receivable outstanding. The revolver has an expiration date of November 30, 2010, and the Company incurs interest expense on funds borrowed at the prevailing prime rate plus 2.25% per annum (5.5% as of April 30, 2010). The credit facility was repaid on June 29, 2010. See Note 21.

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
Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of April 30, 2010:

	Fair Value	Fair value measurement using
	April 30, 2010	Level 1	Level 2	Level 3
Common stock warrant liability	$1,047	$-	$-	$1,047

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended April 30, 2010:

(in thousands)	Common Stock Warrants
Balance at May 1, 2009, date of adoption	$1,071
Exercise of common stock warrants	(216)
Change in fair value of common stock warrant liability	192
Balance at April 30, 2010	$1,047

Note 8. Long-Term Debt

The Company’s long-term debt consists of the following at April 30, 2010 and April 30, 2009 (in thousands):

	April 30,	April 30,
	2010	2009
Convertible notes payable to ComVest Capital LLC, interest rate of 5%, payable in installments through September 30, 2010. These notes include certain negative covenants and the Company is in compliance with such covenants at April 30,
2010. The Comvest notes were repaid on June 29, 2010. See Note 21.	$377	$1,400

Note Payable, interest rate of 5%, payable in installments through April 2011	627	1,032

ComVest Capital LLC credit facility, repaid on June 29, 2010. See Notes 6 and 21.	350	-

Other note payable	4	-

Capital leases, payable in monthly installments through September 2011	52	97
	1,410	2,529
Less discount on notes payable, net	(1)	(29)
Less current portion	(1,397)	(1,663)
Long term debt, net	$12	$837

A summary of future payments on long-term debt obligations as of April 30, 2010 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2011	$1,397
2012	13
1,410
Unamortized discount on notes payable	(1)
Current portion of long term debt	(1,397)
Long term debt, net	$12

Note 9. Other Long Term Liabilities

In France, the Company is subject to mandatory employee severance costs associated with a statutory government regulated plan covering all employees. The plan provides for one month of severance for the first five years of service with an employer and one fifth of one year of severance for every one year of service thereafter. In order to receive their severance payment the employee may not retire before age 65 and must be employed at the time of retirement. As of April 30, 2010 and April 30, 2009 the amount of severance is $97,000 and $81,000, respectively. Also included in other long term liabilities as of April 30, 2010 and April 30, 2009 is $219,000 and $271,000 respectively, of deferred rent related to the Roseville, California office. Additionally, included in other long term liabilities as of April 30, 2010, is $320,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. (see Note 3).

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

Note 11. Stockholders’ Equity

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

Note 12. Income Taxes

Income (loss) before income taxes and provision (benefit) for income taxes for the years ended April 30 were as follows (in thousands):

	2010	2009	2008
	(restated)
Domestic	$173	$3,004	$1,997
Foreign	(180)	(435)	(42)
Total income (loss) before income taxes	$(7)	$2,569	$1,955

Current
Foreign taxes	$55	$-	$89
Federal and state income taxes	18	95	16
Total Current	73	95	105

Deferred
Foreign taxes	(120)	(27)	-
Federal and state income taxes	(84)	111	219
Total Deferred	(204)	84	219
Provision (benefit) for income taxes	$(131)	$179	$324

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

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for years ended April 30, 2010, 2009, and 2008 was $496,000 and ($232,000), and $76,000 respectively.

Note 15. Earnings per Share

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

(in thousands, except per share amounts)	Year Ended April 30,
	2010	2009	2008
	(As Restated)
Net income	$124	$2,390	$1,631

Weighted average shares of common stock outstanding, basic	9,691	6,991	6,423
Effect of dilutive securities (stock options)	491	591	682
Weighted average shares of common stock outstanding, diluted	$10,182	$7,582	$7,105

Earnings per share of common stock:
Basic	$0.01	$0.34	$0.25
Diluted	$0.01	$0.32	$0.23

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

Note 16. Related Party Transactions

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

Note 17. Employee Retirement Plan

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

Note 18. Commitments and Contingencies

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

Note 19. Segment Information

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

Financial information for the Company’s reportable segments is summarized below (in thousands).

	For the Years Ended April 30,
	2010	2009	2008
Total revenues:
Database and Development Products	$14,640	$18,124	$19,516
Integrated Content Archiving Solutions	8,555	-	-
Modernization and Migration Solutions	5,397	2,468	309
Total revenues	$28,592	$20,592	$19,825

Cost of revenue:
Database and Development Products	$1,357	$1,263	$1,471
Integrated Content Archiving Solutions	2,191	-	-
Modernization and Migration Solutions	2,537	1,041	129
Total Cost of Revenues	$6,085	$2,304	$1,600

Gross profit:
Database and Development Products	$13,283	$16,861	$18,045
Integrated Content Archiving Solutions	6,364	-	-
Modernization and Migration Solutions	2,860	1,427	180
Total Gross Profit	$22,507	$18,288	$18,225

Note 20. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2010 and 2009 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share data)
Year ended 2010:
Total revenues	$4,511	$7,087	$8,622	$8,372
Gross profit	$3,917	$5,610	$6,837	$6,143
Net income (loss)	$(2,433)	$(1,136)	$1,963	$1,730

Net income (loss) per share:
Basic earnings per share:
Net income (loss) per share	$(0.29)	$(0.11)	$0.19	$0.17

Dilutive earnings per share:
Net income (loss) per share	$(0.29)	$(0.11)	$0.19	$0.16

Shares used in computing net income per share:
Basic	8,367	10,119	10,123	10,169
Diluted	8,367	10,119	10,601	10,743

Year ended 2009:
Total revenues	$5,027	$5,801	$5,208	$4,556
Gross profit	$4,566	$5,056	$4,621	$4,045
Net income	$391	$725	$1,085	$189

Net income per share:
Basic earnings per share:
Net income per share	$0.06	$0.10	$0.16	$0.03

Dilutive earnings per share:
Net income per share	$0.05	$0.10	$0.15	$0.03

Shares used in computing net income per share:
Basic	6,981	6,981	6,981	7,022
Diluted	7,821	7,605	7,334	7,210

Note 21. Subsequent Event

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