Form 10-Q/A
period 2010-07-31
UNIFY CORP
filed 2011-03-08
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010, which was originally filed with the Securities and Exchange Commission on September 14, 2010 (the “Original Filing”), to include restated financial statements as described in Note 2 to the condensed consolidated financial statements. The financial statements are being restated due to adoption of certain accounting provisions in Accounting Standards Codification (ASC) 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”, which became effective for us on May 1, 2009.  The anti-dilution price protection features in the Company’s outstanding common stock warrants require these common stock warrants to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a common stock warrant liability, accounts for the changes to discount on long-term debt and related expense, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations. See Note 2 to our consolidated financial statements.

The revisions relate to non-operating and non-cash items as of and for the quarterly period ended July 31, 2010. ASC 815 did not impact the Company’s financial statements for periods ending April 30, 2009 or earlier. The restatement does not result in a change in the Company’s previously reported revenues, cash flows from operations, or total cash and cash equivalents shown in its financial statements for the quarterly period ended July 31, 2010.

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

UNIFY CORPORATION
FORM 10-Q/A

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2010 and April 30, 2010	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended July 31, 2010 and 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2010 and 2009	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	31

SIGNATURE		32

CERTIFICATIONS		33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2010	2010
	(As Restated)
	See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$5,380	$3,055
Accounts receivable, net	13,153	6,194
Prepaid expenses and other current assets	898	493
Total current assets	19,431	9,742

Property and equipment, net	2,171	350
Goodwill	33,010	17,928
Intangibles, net	22,478	8,613
Other assets, net	1,339	228
Total assets	$78,429	$36,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,023	$380
Current portion of long term debt	1,516	1,397
Accrued compensation and related expenses	2,421	1,308
Common stock warrant liability	1,779	1,047
Other accrued liabilities	2,971	2,349
Deferred revenue	7,961	9,733
Total current liabilities	17,671	16,214

Long term debt, net	32,948	12
Deferred tax liabilities, net	473	557
Other long term liabilities	628	636

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	13	10
Additional paid-in capital	87,680	79,919
Accumulated other comprehensive income	362	383
Accumulated deficit	(61,346)	(60,870)
Total stockholders’ equity	26,709	19,442
Total liabilities and stockholders’ equity	$78,429	$36,861

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2010	2009
	(As Restated)
	See Note 2
Revenues:
Software licenses	$1,339	$1,402
Maintenance and hosting	5,280	2,741
Consulting and implementation services	3,266	368
Total revenues	9,885	4,511

Cost of Revenues:
Software licenses	25	38
Maintenance and hosting	495	341
Consulting and implementation services	1,769	215
Total cost of revenues	2,289	594
Gross profit	7,596	3,917

Operating Expenses:
Product development	1,783	1,403
Selling, general and administrative	6,122	4,816
Total operating expenses	7,905	6,219
Loss from operations	(309)	(2,302)

Other income (expense):
Gain (loss) from change in fair value of
common stock warrant liability	362	(204)
Interest expense	(412)	(58)
Other, net	(123)	139
Total other expense	(173)	(123)
Loss before income taxes	(482)	(2,425)
Provision (benefit) for income taxes	(7)	8
Net loss	$(475)	$(2,433)

Net loss per share:
Basic	$(0.04)	$(0.29)
Dilutive	$(0.04)	$(0.29)

Shares used in computing net loss per share:
Basic	11,240	8,367
Dilutive	11,240	8,367

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2010	2009
	(As Restated)
	See Note 2
Cash flows from operating activities:
Net loss	$(475)	$(2,433)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	115	58
Amortization of intangible assets	835	544
Amortization of discount on notes payable	23	11
Interest added to long term debt principal	44	—
Stock based compensation expense	252	151
Loss (gain) from change in fair value of
common stock warrant liability	(362)	204
Changes in operating assets and liabilities:
Accounts receivable	(1,139)	(2,427)
Prepaid expenses and other current assets	245	251
Other long term assets	(962)	5
Accounts payable	282	(708)
Accrued compensation and related expenses	11	(351)
Other accrued liabilities	311	(146)
Accrued acquisition costs	—	(75)
Deferred revenue	(1,766)	2,051
Other long term liabilities	(180)	(223)
Net cash used in operating activities	(2,766)	(3,088)

Cash flows from investing activities:
Acquisition, net of cash acquired	(21,730)	118
Purchases of property and equipment	(230)	(12)
Net cash provided by (used in) investing activities	(21,960)	106

Cash flows from financing activities:
Payments on revolving line of credit	(350)	—
Borrowings on revolving line of credit	4,000	—
Borrowings on term loan	24,000	—
Principal payments under debt obligations	(557)	(147)
Net cash provided by (used in) financing activities	27,093	(147)
Effect of exchange rate changes on cash	(42)	(53)
Net increase (decrease) in cash and cash equivalents	2,325	(3,182)
Cash and cash equivalents, beginning of period	3,055	6,147
Cash and cash equivalents, end of period	$5,380	$2,965
Supplemental cash flow information:
Cash paid during the period for:
Interest	$35	$42
Taxes	$132	$(8)

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$7,217	$8,853
Convertible notes issued in conjunction with acquisition	$6,200	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

Restatement of Historical Financial Statements

As discussed in Note 2, the accompanying Consolidated Balance Sheet as of July 31, 2010 and the Consolidated Statements of Operations and Cash Flows for the quarter ended July 31, 2010, have been restated.

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

2. Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the quarter ended July 31, 2010 to correct errors in the accounting for certain common stock warrants.  Specifically, we previously classified as equity instruments common stock warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

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

The accompanying quarterly financial statements have been restated to report the warrants issued in November 2006, April 2009, and June 2010 as derivative liabilities measured at estimated fair value, calculated using an open form option pricing model:

	Number of Warrants
	Outstanding at		Expiration of	Fair Value of Warrants
Issuance Date	July 31, 2010	Exercise Price	Warrants	at July 31, 2010
				(in thousands)
November 20, 2006	80,000	$1.35	October 31, 2012	$136
November 20, 2006	166,425	$1.60	October 31, 2012	$253
November 20, 2006	189,519	$1.90	October 31, 2012	$253
April 24, 2009	190,182	$2.75	April 24, 2014	$198
June 29, 2010	718,860	$3.30	June 29, 2020	$939

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010:

Consolidated Balance Sheet	July 31, 2010	July 31, 2010
(in thousands)	(As previously	(As restated)
	reported)
Goodwill	$30,917	$33,010
Total assets	76,336	78,429

Current liabilities:
Common stock warrant liability	—	1,779
Total current liabilities	15,892	17,671

Long term debt, net	31,897	32,948

Stockholders’ equity:
Additional paid-in-capital	90,240	87,680
Accumulated deficit	(63,169)	(61,346)
Total stockholders’ equity	27,446	26,709
Total liabilities and stockholders’ equity	76,336	78,429

Consolidated Statement of Operations	Three Months Ended
(in thousands)	July 31, 2010
	(As previously
	reported)	(As restated)
Gain from change in fair value of common stock warrant liability	$—	$362
Interest expense	(433)	(412)
Loss before income taxes	(865)	(482)
Net loss	(858)	(475)
Loss per share, basic and dilutive	(0.08)	(0.04)

Consolidated Statement of Cash Flows	Three Months Ended
(in thousands)	July 31, 2010
	(As previously
	reported)	(As restated)
Cash flows from operating activities:
Net loss	$(858)	$(475)
Amortization of discount on notes payable	44	23
Gain from change in fair value of common stock warrant liability	—	(362)
Net cash used in operating activities	(2,766)	(2,766)

3. Acquisitions

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

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands):

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	1,499

Fair value of total consideration	$10,352

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	561
Other assets	640
Property, plant and equipment	132
Identifiable intangible assets	8,065
Financial liabilities	(5,772)
Deferred revenue	(2,493)
Total identifiable net assets	1,250

Goodwill	11,195
Change in fair value of contingent consideration	(2,093)
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

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2010 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2010	814,343	$3.50
Granted	413,700	$2.28
Vested	(132,293)	$2.29
Canceled or expired	(11,855)	$2.02
Nonvested at July 31, 2010	1,083,895	$3.19

5. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2010 and April 30, 2010 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
July 31, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$33,010	$—	$33,010	—
Finite Lives:
Customer-related	8,337	(1,445)	6,892	5 to 10 years
Technology-based	13,587	(2,680)	10,907	0.5 to 6 years
Trademarks	3,500	(568)	2,932	0.5 to 5 years
Patents	1,000	(8)	992	10 Years
Trade name	197	(149)	48	2 years
Backlog	300	(133)	167	0.5 years
Non-compete	603	(63)	540	3 to 3.3 years
Consulting agreement	133	(133)	—	1 year
Total	$60,667	$(5,179)	$55,488

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$17,928	$—	$17,928	—
Finite Lives:
Customer-related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	—	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting agreement	133	(127)	6	1 year
Total	$30,884	$(4,343)	$26,541

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
Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of July 31, 2010:

	Fair Value	Fair value measurement using
	July 31, 2010	Level 1	Level 2	Level 3
Common stock warrant liability	$1,779	$—	$—	$1,779

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended July 31, 2010:

(in thousands)	Common Stock Warrants
Balance at May 1, 2010	$1,047
Issuance of common stock warrants	1,094
Change in fair value of common stock warrant liability	(362)
Balance at July 31, 2010	$1,779

8. Long-Term Debt

The Company’s debt consists of the following at July 31, 2010 and April 30, 2010 (in thousands):

	July 31,	April 30,
	2010	2010
	(as restated)
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to aquire Daegis - see Note 3, interest rate at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25%
(10.25% at July 31, 2010) plus 2% interest to be paid in kind through maturity on
June 29, 2015. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in
compliance with such covenants at July 31, 2010.	$24,044	$—

Subordinated Purchase (Convertible) Note Payable to the former Daegis shareholders,
interest rate of 8%, payable September 2015. The note was converted on September 1, 2010 - see Note 15.	5,000	—

Subordinated Indemnity (Escrow) Note Payable to the former Daegis shareholders,
interest rate of 3% for the first 18 months and 8% thereafter, payable September 2015. The note was converted on September 1, 2010 - see Note 15.	1,200	—

Hercules Technology II, L.P., credit facility, interest rate at prevailing LIBOR rate plus
7.25% per annum with a minimum rate of 9.25% (9.25% at July 31, 2010), payable
June 29, 2015.	4,000	—

Convertible notes payable to ComVest Capital LLC, interest rate of 5%. The Comvest
notes were repaid on June 29, 2010.	—	377

Note Payable, interest rate of 5%, payable in installments through April 2011.	457	627

ComVest Capital LLC credit facility, interest rate 5.5%, repaid on June 29, 2010.	—	350

Other notes payable	4	4

Capital leases payable, payable in monthly installments through June 2013.	831	52
	35,536	1,410
Less discount on notes payable	(1,072)	(1)
Less current portion	(1,516)	(1,397)
Total long term debt, net	$32,948	$12

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with 718,860 warrants to purchase shares of Unify common stock at $3.30 per share. The warrants have an expiration date of June 29, 2020. The Company values its warrants based on open form option pricing models.

9. Other Long-Term Liabilities

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

13. Earnings (Loss) Per Share

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

	Three Months Ended
(in thousands, except per share amounts)	July 31,
	2010	2009
	(As Restated)
Net loss	$(475)	$(2,433)

Weighted average shares of common stock outstanding, basic	11,240	8,367
Effect of dilutive securities	—	—
Weighted average shares of common stock outstanding, diluted	11,240	8,367

Loss per share of common stock:
Basic	$(0.04)	$(0.29)
Diluted	$(0.04)	$(0.29)

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

15. Subsequent Event

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously-issued consolidated financial statements and related disclosures for the quarter ended July 31, 2010 to correct errors in the accounting for certain warrants.  See Note 2 to the accompanying unaudited condensed consolidated financial statements.  We are also making corresponding amendments to the following sections of MD&A: Results of Operations and Liquidity and Capital Resources.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	July 31,
	2010	2009
	(As Restated)
Revenues:
Software licenses	13.5%	31.1%
Maintenance and Hosting	53.5%	60.7%
Consulting and Implementation Services	33.0%	8.2%
Total revenues	100.0%	100.0%

Cost of Revenues:
Software licenses	0.3%	0.8%
Maintenance and Hosting	5.0%	7.5%
Consulting and Implementation Services	17.9%	4.8%
Total cost of revenues	23.2%	13.1%

Gross profit	76.8%	86.9%

Operating Expenses:
Product development	18.0%	31.1%
Selling, general and administrative	61.9%	106.8%
Total operating expenses	79.9%	137.9%
Loss from operations	(3.1)%	(51.0)%
Other income (expense):
Gain (loss) from change in fair value of
common stock warrant liability	3.7	(4.5)
Interest expense	(4.2)	(1.3)
Other, net	(1.2)	3.1
Total other expense	(1.7)	(2.7)
Loss before income taxes	(4.8)%	(53.7)%
Provision for income taxes	(0.1)%	0.2%
Net loss	(4.7)%	(53.9)%

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

Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the three months ended July 31, 2010 resulted in a gain of $362,000, due primarily to a decrease in the Company’s common stock share price during the period. The change in fair value of common stock warrant liability for the three months ended July 31, 2009 resulted in a loss of $204,000, due primarily to an increase in the Company’s common stock share price during the period.

Interest Expense, Interest expense consists primarily of interest incurred on notes payable resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the first quarter of fiscal 2011 and 2010 was $412,000 and $58,000, respectively.

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

Operating Cash Flow. For the first three months of fiscal year 2011 cash used by operations was $2.8 million. This compares to cash flows used by operations of $3.1 million for the first three months of fiscal 2010. Cash flows used by operations for the first three months of fiscal 2011 principally resulted from a net loss of $0.5 million, an increase in accounts receivable of $1.1 million, an increase in other long term assets of $1.0 million, a decrease in deferred revenue of $1.8 million, gain from change in fair value of common stock warrant liability of $0.4 million and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.2 million, an increase in accounts payable of $0.3 million, an increase in other accrued liabilities of $0.3 million, amortization of intangible assets of $0.8 million, depreciation of $0.1 million and stock based compensation expense of $0.3 million.

Cash flows used by operations for the first three months of fiscal year 2010 principally resulted from a net loss $2.4 million, an increase in accounts receivable of $2.4 million, a decrease in accounts payable of $0.7 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in other accrued liabilities of $0.1 million and a decrease in other long term liabilities of $0.2 million. Offsetting these amounts was an increase in deferred revenue of $2.1 million, a decrease in prepaid expenses and other current assets of $0.3 million, amortization of intangible assets of $0.5 million, loss from change in fair value of common stock warrant liability of $0.2 million and stock based compensation expense of $0.2 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for common stock warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of July 31, 2010.

(b) Restatement of Consolidated Financial Statements. On February 15, 2011, the Audit Committee of the Board of Directors, concluded that the Company’s unaudited financial statements for the interim period ended July 31, 2010, did not properly account for certain common stock warrants and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its unaudited interim financial statements included in this Form 10-Q filing as and for the quarter ended July 31, 2010.

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

(d) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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