Form 10-Q/A
period 2010-10-31
UNIFY CORP
filed 2011-03-08
CIK 880562

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2010, which was originally filed with the Securities and Exchange Commission on December 9, 2010 (the “Original Filing”), to include restated financial statements as described in Note 2 to the condensed consolidated financial statements. The financial statements are being restated due to adoption of certain accounting provisions in Accounting Standards Codification (ASC) 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”, which became effective for us on May 1, 2009. The anti-dilution price protection features in the Company’s outstanding common stock warrants require these warrants common stock to be accounted for as liabilities and measured at fair value. The restated financial statements reflect the reclassification of the Company’s common stock warrants from stockholders’ equity to a common stock warrant liability, accounts for the changes to discount of long-term debt and related expense, and accounts for changes in the fair value of the common stock warrant liability in the statement of operations. See Note 2 to our consolidated financial statements.

The revisions relate to non-operating and non-cash items as of and for the quarterly period ended October 31, 2010. ASC 815 did not impact the Company’s financial statements for periods ending April 30, 2009 or earlier. The restatement does not result in a change in the Company’s previously reported revenues, cash flows from operations, or total cash and cash equivalents shown in its financial statements for the quarterly period ended October 31, 2010.

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

UNIFY CORPORATION
FORM 10-Q/A

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2010 and April 30, 2010	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2010 and 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2010 and 2009	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

SIGNATURE		31

CERTIFICATIONS		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2010	2010
	(As Restated) See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$3,872	$3,055
Accounts receivable, net	14,144	6,194
Prepaid expenses and other current assets	841	493
Total current assets	18,857	9,742

Property and equipment, net	1,927	350
Goodwill	33,616	17,928
Intangibles, net	21,470	8,613
Other assets, net	1,338	228
Total assets	$77,208	$36,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,360	$380
Current portion of long term debt	1,610	1,397
Accrued compensation and related expenses	1,941	1,308
Common stock warrant liability	1,474	1,047
Other accrued liabilities	2,405	2,349
Deferred revenue	7,202	9,733
Total current liabilities	15,992	16,214

Long term debt, net	26,311	12
Deferred tax liabilities, net	534	557
Other long term liabilities	784	636

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	15	10
Additional paid-in capital	94,637	79,919
Accumulated other comprehensive income	394	383
Accumulated deficit	(61,459)	(60,870)
Total stockholders’ equity	33,587	19,442
Total liabilities and stockholders’ equity	$77,208	$36,861

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
	See Note 2		See Note 2
Revenues:
Software licenses	$874	$1,413	$2,261	$2,832
Maintenance and hosting	6,029	3,555	11,335	6,135
Consulting and implementation services	5,965	2,119	9,156	2,632
Total revenues	12,868	7,087	22,752	11,599

Cost of Revenues:
Software licenses	35	51	59	145
Maintenance and hosting	495	485	990	826
Consulting and implementation services	2,761	941	4,529	1,100
Total cost of revenues	3,291	1,477	5,578	2,071
Gross profit	9,577	5,610	17,174	9,528

Operating Expenses:
Product development	1,982	1,749	3,766	3,152
Selling, general and administrative	6,813	5,127	12,935	9,944
Total operating expenses	8,795	6,876	16,701	13,096
Income (loss) from operations	782	(1,266)	473	(3,568)
Other income (expense):
Gain from change in fair value of
common stock warrant liability	305	264	667	60
Interest expense	(1,030)	(66)	(1,442)	(124)
Other, net	(41)	(10)	(164)	129
Total other income (expense)	(766)	188	(939)	65
Income (loss) before income taxes	16	(1,078)	(466)	(3,503)
Provision for income taxes	129	58	123	66
Net loss	$(113)	$(1,136)	$(589)	$(3,569)

Net loss per share:
Basic	$(0.01)	$(0.11)	$(0.05)	$(0.39)
Dilutive	$(0.01)	$(0.11)	$(0.05)	$(0.39)

Shares used in computing net loss per share:
Basic	13,844	10,119	12,542	9,243
Dilutive	13,844	10,119	12,542	9,243

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 31,
	2010	2009
	(As Restated)
	See Note 2
Cash flows from operating activities:
Net loss	$(589)	$(3,569)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	385	122
Amortization of intangible assets	1,943	1,176
Amortization of discount on notes payable	89	19
Interest added to long term debt principal	167	—
Stock based compensation expense	487	326
Gain from change in fair value of common stock warrant liability	(667)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(2,499)	(4,033)
Prepaid expenses and other current assets	308	545
Other long term assets	(884)	15
Accounts payable	590	(1,360)
Accrued compensation and related expenses	(440)	(344)
Other accrued liabilities	259	(1,248)
Accrued acquisition costs	—	(16)
Deferred revenue	(2,552)	4,762
Other long term liabilities	(475)	(186)
Net cash used in operating activities	(3,878)	(3,851)

Cash flows from investing activities:
Acquisition, net of cash acquired	(21,804)	59
Purchases of property and equipment	(94)	(29)
Net cash provided by (used in) investing activities	(21,898)	30

Cash flows from financing activities:
Payments on revolving line of credit	(1,100)	—
Borrowings on revolving line of credit	4,500	350
Borrowings on term loan	24,000	—
Principal payments under debt obligations	(717)	(716)
Net cash provided by (used in) financing activities	26,683	(366)
Effect of exchange rate changes on cash	(90)	255
Net increase (decrease) in cash and cash equivalents	817	(3,932)
Cash and cash equivalents, beginning of period	3,055	6,147
Cash and cash equivalents, end of period	$3,872	$2,215
Supplemental cash flow information:
Cash paid during the period for:
Interest	$770	$68
Taxes	$302	$11

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$7,217	$8,853
Common stock issued with conversion of convertible notes	$6,276	$—

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Restatement of Historical Financial Statements

As discussed in Note 2, the accompanying Consolidated Balance Sheet as of October 31, 2010 and the Consolidated Statements of Operations for the three and six months ended October 31, 2010 and the Consolidated Statements of Cash Flows for the six months ended October 31, 2010, have been restated.

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

2. Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the three and six months ended October 31, 2010 to correct errors in the accounting for certain common stock warrants. Specifically, we previously classified as equity instruments common stock warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

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

The accompanying quarterly financial statements have been restated to report the warrants issued in November 2006, April 2009, and June 2010 as derivative liabilities measured at estimated fair value, calculated using an open form option pricing model:

	Number of Warrants
	Outstanding at		Expiration of	Fair Value of Warrants at
Issuance Date	October 31, 2010	Exercise Price	Warrants	October 31, 2010
				(in thousands)
November 20, 2006	80,000	$1.35	October 31, 2012	$128
November 20, 2006	166,425	$1.60	October 31, 2012	$232
November 20, 2006	189,519	$1.90	October 31, 2012	$223
April 24, 2009	190,182	$2.75	April 24, 2014	$157
June 29, 2010	718,860	$3.30	June 29, 2020	$734

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2010:

Consolidated Balance Sheet	October 31, 2010
(in thousands)	(As previously	October 31, 2010
	reported)	(As restated)
Goodwill	$31,524	$33,616
Total assets	75,116	77,208

Current liabilities:
Common stock warrant liability	—	1,474
Total current liabilities	14,518	15,992

Long term debt, net	25,325	26,311

Stockholders' equity:
Additional paid-in-capital	97,197	94,637
Accumulated deficit	(63,651)	(61,459)
Total stockholders' equity	33,955	33,587
Total liabilities and stockholders' equity	75,116	77,208

Consolidated Statements of Operations	Three Months Ended		Six Months Ended
(in thousands)	October 31, 2010		October 31, 2010
	(As previously		(As previously
	reported)	(As restated)	reported)	(As restated)
Gain from change of fair value of common
stock warrant liability	$—	$305	$—	$667
Interest expense	(1,093)	(1,030)	(1,526)	(1,442)
Income (loss) before income taxes	(352)	16	(1,217)	(466)
Net loss	(481)	(113)	(1,340)	(589)
Loss per share, basic and dilutive	(0.03)	(0.01)	(0.11)	(0.05)

Consolidated Statement of Cash Flows	Six Months Ended
(in thousands)	October 31, 2010
	(As previously
	reported)	(As restated)
Cash flows from operating activities:
Net loss	$(1,340)	$(589)
Amortization of discount on notes payable	173	89
Gain from change in fair value of common stock warrant liability	—	(667)
Net cash used in operating activities	(3,878)	(3,878)

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

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2010 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2010	814,343	$3.50
Granted	656,100	$2.11
Vested	(236,181)	$2.32
Canceled or expired	(15,479)	$2.12
Nonvested at October 31, 2010	1,218,783	$2.03

5. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2010 and April 30, 2010 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$33,616	$—	$33,616	—
Finite Lives:
Customer-related	7,836	(1,799)	6,037	5 to 10 years
Technology-based	10,587	(3,160)	7,427	0.5 to 6 years
Trademarks	8,500	(847)	7,653	0.5 to 10 years
Trade name	197	(157)	40	2 years
Backlog	100	(100)	—	0.5 years
Non-compete	403	(90)	313	3 to 3.3 years
Consulting agreement	133	(133)	—	1 year
Total	$61,372	$(6,286)	$55,086

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$17,928	$—	$17,928	—
Finite Lives:
Customer-related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	—	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting agreement	133	(127)	6	1 year
Total	$30,884	$(4,343)	$26,541

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
Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of October 31, 2010:

	Fair Value	Fair value measurement using
	October 31, 2010	Level 1	Level 2	Level 3
Common stock warrant liability	$1,474	$—	$—	$1,474

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended October 31, 2010:

(in thousands)	Common Stock Warrants
Balance at July 31, 2010	$1,779
Issuance of common stock warrants	—
Change in fair value of common stock warrant liability	(305)
Balance at October 31, 2010	$1,474

8. Long-Term Debt

The Company’s debt consists of the following at October 31, 2010 and April 30, 2010 (in thousands):

	October 31,	April 30,
	2010	2010
	(as restated)
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to acquire Daegis - see Note 3, interest rate at the prevailing LIBOR rate plus 8.25% per annum with a minimum rate of 10.25%
(10.25% at October 31, 2010) plus 2% interest to be paid in kind through maturity on
June 29, 2015. Principal payments are made monthly with escalating principal payments of 5%, 10%, 15%, 20%, and 50%, annually. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial
covenants and the Company is in compliance with such covenants at October 31, 2010.	$24,167	$—

Hercules Technology II, L.P., credit facility, interest rate at prevailing LIBOR rate plus
7.25% per annum with a minimum rate of 9.25% (9.25% at October 31, 2010), payable
June 29, 2015.	3,750	—

Convertible notes payable to ComVest Capital LLC, interest rate of 5%. The Comvest
notes were repaid on June 29, 2010.	—	377

Note Payable, interest rate of 5%, payable in installments through April 2011.	308	627

ComVest Capital LLC credit facility, interest rate 5.5%, repaid on June 29, 2010.	—	350

Other notes payable	3	4

Capital leases payable, payable in monthly installments through June 2013.	701	52
	28,929	1,410
Less discount on notes payable	(1,008)	(1)
Less current portion	(1,610)	(1,397)
Total long term debt, net	$26,311	$12

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

9. Other Long-Term Liabilities

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

12. Comprehensive Income

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

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 31,		October 31,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Net loss	$(113)	$(1,136)	$(589)	$(3,569)

Weighted average shares of common stock outstanding, basic	13,844	10,119	12,542	9,243
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock outstanding, diluted	13,844	10,119	12,542	9,243

Loss per share of common stock:
Basic	$(0.01)	$(0.11)	$(0.05)	$(0.39)
Diluted	$(0.01)	$(0.11)	$(0.05)	$(0.39)

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously-issued consolidated financial statements and related disclosures for the quarter ended October 31, 2010 to correct errors in the accounting for certain warrants. See Note 2 to the accompanying unaudited condensed consolidated financial statements. We are also making corresponding amendments to the following sections of MD&A: Results of Operations and Liquidity and Capital Resources.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Revenues:
Software licenses	6.8%	19.9%	10.0%	24.4%
Maintenance and Hosting	46.8%	50.2%	49.8%	52.9%
Consulting and Implementation Services	46.4%	29.9%	40.2%	22.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	0.3%	0.7%	0.3%	1.3%
Maintenance and Hosting	3.9%	6.8%	4.3%	7.1%
Consulting and Implementation Services	21.4%	13.3%	19.9%	9.5%
Total cost of revenues	25.6%	20.8%	24.5%	17.9%

Gross profit	74.4%	79.2%	75.5%	82.1%

Operating Expenses:
Product development	15.4%	24.7%	16.6%	27.2%
Selling, general and administrative	53.0%	72.3%	56.8%	85.7%
Total operating expenses	68.4%	97.0%	73.4%	112.9%
Income (loss) from operations	6.0%	(17.8)%	2.1%	(30.8)%
Other income (expense):
Gain from change in fair value of
common stock warrant liability	2.4	3.7	2.9	0.5
Interest expense	(8.0)	(1.0)	(6.3)	(1.0)
Other, net	(0.3)	(0.1)	(0.7)	1.1
Total other income (expense)	(5.9)	(2.6)	(4.1)	0.6
Loss before income taxes	0.1%	(15.2)%	(2.0)%	(30.2)%
Provision for income taxes	1.0%	0.8%	0.6%	0.6%
Net loss	(0.9)%	(16.0)%	(2.6)%	(30.8)%

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

Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three and six months ended October 31, 2010 resulted in a gain of $305,000 and $667,000, respectively. The change in fair value of common stock warrant liability for the three and six months ended October 31, 2009 resulted in a gain of $ 264,000 and $ 60,000, respectively. The gains are due primarily to a decrease in the Company’s common stock share price during the period.

Interest Expense, Interest expense consists primarily of interest incurred on notes payable resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the second quarter of fiscal 2011 and 2010 was $1.0 million and $0.1 million, respectively. For the six months ended October 31, 2010 and 2009, interest expense was $1.4 million and $0.1 million, respectively.

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

Operating Cash Flow. For the first six months of fiscal year 2011 cash used by operations was $3.9 million. Cash flows used by operations for the first six months of fiscal 2011 principally resulted from a net loss of $0.6 million, an increase in accounts receivable of $2.5 million, an increase in other long term assets of $0.9 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in deferred revenue of $2.6 million, and a decrease in other long term liabilities of $0.5 million, and gain from change in fair value of common stock warrant liability of $0.7 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.3 million, an increase in accounts payable of $0.6 million, an increase in other accrued liabilities of $0.3 million, amortization of intangible assets of $1.9 million, depreciation of $0.4 million, amortization of discount on notes payable of $0.1 million, interest added to long term debt principal of $0.2 million, and stock based compensation expense of $0.5 million.

For the first six months of fiscal year 2010 cash used by operations was $3.9 million. Cash flows used by operations for the first six months of fiscal 2010 principally resulted from a net loss of $3.6 million, an increase in accounts receivable of $4.0 million, a decrease in accounts payable of $1.4 million, a decrease in accrued compensation and related expenses of $0.3 million, a decrease in other accrued liabilities of $1.2 million, a decrease in other long term liabilities of $0.2 million, and gain from change in fair value of common stock warrant liability of $0.7 million. Offsetting these amounts was an increase in deferred revenue of $4.8 million, a decrease in prepaid expenses and other current assets of $0.5 million, amortization of intangible assets of $1.2 million, depreciation of $0.1 million and stock based compensation expense of $0.3 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for common stock warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of October 31, 2010.

(b) Restatement of Consolidated Financial Statements. On February 15, 2011, the Audit Committee of the Board of Directors, concluded that the Company’s unaudited financial statements for the interim period ended October 31, 2010, did not properly account for certain common stock warrants and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its unaudited interim financial statements included in this Form 10-Q filing as and for the quarter ended October 31, 2010.

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

(d) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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