Form 10-Q
period 2011-01-31
UNIFY CORP
filed 2011-03-15
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807
___________________

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,577,277 shares of common stock, $0.001 par value, as of January 31, 2011.

UNIFY CORPORATION
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2011 and April 30, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	4
	months ended January 31, 2011 and 2010

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	5
	ended January 31, 2011 and 2010

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

SIGNATURE		31

CERTIFICATIONS		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,116	$3,055
Accounts receivable, net of allowances of $498 at January 31, 2011 and $262 at April 30, 2010	15,169	6,194
Prepaid expenses and other current assets	834	493
Total current assets	20,119	9,742

Property and equipment, net	1,817	350
Goodwill	37,418	17,928
Intangibles, net	16,934	8,613
Other assets, net	1,315	228
Total assets	$77,603	$36,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$812	$380
Current portion of long term debt	1,732	1,397
Accrued compensation and related expenses	2,440	1,308
Common stock warrant liability	1,715	1,047
Other accrued liabilities	2,121	2,349
Deferred revenue	8,317	9,733
Total current liabilities	17,137	16,214

Long term debt, net	25,214	12
Deferred tax liabilities, net	568	557
Other long term liabilities	1,062	636

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	15	10
Additional paid-in capital	94,875	79,919
Accumulated other comprehensive income	396	383
Accumulated deficit	(61,664)	(60,870)
Total stockholders’ equity	33,622	19,442
Total liabilities and stockholders’ equity	$77,603	$36,861

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues:
Software licenses	$1,283	$3,372	$3,544	$6,255
Maintenance and hosting	6,012	3,825	17,348	9,970
Consulting and implementation services	5,136	1,425	14,292	3,995
Total revenues	12,431	8,622	35,184	20,220

Cost of Revenues:
Software licenses	54	140	113	229
Maintenance and hosting	488	479	1,478	1,314
Consulting and implementation services	2,912	1,166	7,442	2,312
Total cost of revenues	3,454	1,785	9,033	3,855
Gross profit	8,977	6,837	26,151	16,365

Operating Expenses:
Product development	1,973	1,749	5,738	4,901
Selling, general and administrative	5,866	3,020	18,802	12,964
Total operating expenses	7,839	4,769	24,540	17,865
Income (loss) from operations	1,138	2,068	1,611	(1,500)

Other income (expense):
Gain (loss) from change in fair value of common
stock warrant liability	(240)	43	427	102
Interest expense	(1,009)	(71)	(2,450)	(195)
Other, net	2	(21)	(162)	108
Total other income (expense):	(1,247)	(49)	(2,185)	15
Income (loss) before income taxes	(109)	2,019	(574)	(1,485)
Provision for income taxes	97	56	219	122
Net income (loss)	$(206)	$1,963	$(793)	$(1,607)

Net income (loss) per share:
Basic	$(0.01)	$0.19	$(0.06)	$(0.17)
Dilutive	$(0.01)	$0.19	$(0.06)	$(0.17)

Shares used in computing net income (loss) per share:
Basic	14,577	10,123	13,220	9,536
Dilutive	14,577	10,601	13,220	9,536

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(793)	$(1,607)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	627	176
Amortization of intangible assets	2,679	1,861
Amortization of discount on notes payable	153	25
Interest added to long term debt principal	290	-
Stock based compensation expense	726	471
Change in fair value of contingent consideration	-	(858)
Gain from change in fair value of common stock warrant liability	(427)	(102)
Changes in operating assets and liabilities:
Accounts receivable	(3,534)	(3,457)
Prepaid expenses and other current assets	179	(122)
Other long term assets	(825)	20
Accounts payable	42	(1,337)
Accrued compensation and related expenses	55	(26)
Other accrued liabilities	(49)	(2,161)
Accrued acquisition costs	-	(46)
Deferred revenue	(1,428)	4,178
Other long term liabilities	(128)	(216)
Net cash used in operating activities	(2,433)	(3,201)

Cash flows from investing activities:
Acquisition, net of cash acquired	(21,804)	37
Purchases of property and equipment	(227)	(34)
Net cash provided by (used in) investing activities	(22,031)	3

Cash flows from financing activities:
Proceeds from issuance of common stock	-	9
Payments on revolving line of credit	(1,900)	-
Borrowings on revolving line of credit	4,500	350
Borrowings on term loan	24,000	-
Principal payments under debt obligations	(981)	(1,175)
Net cash provided by (used in) financing activities	25,619	(816)
Effect of exchange rate changes on cash	(94)	183
Net increase (decrease) in cash and cash equivalents	1,061	(3,831)
Cash and cash equivalents, beginning of period	3,055	6,147
Cash and cash equivalents, end of period	$4,116	$2,316
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,518	$93
Taxes	$428	$22

Supplemental non-cash financing activities:
Common stock issued in conjunction with acquisition	$7,217	$8,853
Common stock issued with conversion of convertible notes	$6,276	$-

See accompanying notes to condensed consolidated financial statements.

UNIFY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Unify Corporation (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010, as filed with the SEC.

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

In December 2010, the FASB issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance will become effective for Unify on February 1, 2011. The Company is currently assessing the impact of the adoption of this guidance.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance will become effective for Unify beginning May 1, 2011, with earlier adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

Reclassifications

Certain reclassifications have been made to the prior period consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on net income.

2. Acquisitions

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. As of January 31, 2011, royalty payments earned totaled $164,000. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, Unify acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

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

The contingent consideration arrangement required Unify to issue to the former holders of AXS-One convertible notes 0.35 shares of Unify common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that Unify issued under the contingent consideration arrangement was 415,422. The fair value of the contingent consideration was $1.3 million, which resulted in a reduction in the acquisition liability of $164,000 and a corresponding reduction in selling, general, and administrative expenses that was recorded in the first quarter of fiscal 2011.

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

The goodwill of $19.5 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of Unify and Daegis. All of the goodwill was assigned to the eDiscovery and Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of Unify)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,422
Other assets	705
Property, plant and equipment	1,867
Identifiable intangible assets	11,000
Financial liabilities	(3,309)
Total identifiable net assets	17,955

Goodwill	19,462
$37,417
Acquisition related costs (included in selling, general and administrative expense in Unify's statement of operations for the nine months ended January 31, 2011)	$1,423

The fair value of the 2,085,714 common shares issued as part of the consideration paid for Daegis ($7,216,570) was determined on the basis of the closing market price of Unify’s common shares on the acquisition date.

Based on the receipt of a preliminary valuation, acquisition date provisional values were adjusted to decrease identifiable intangible assets by $3,700,000, increase goodwill by $4,388,000, decrease accounts receivable by $401,000, increase property, plant, and equipment by $161,000, and increase financial liabilities by $448,000. The fair value of the acquired identifiable intangible assets and recorded amounts for deferred income taxes and goodwill remain provisional pending the receipt of a final valuation. Intangible assets include technologies of $3.2 million, trademarks of $5.5 million, non-compete agreements of $0.2 million, and customer relationships of $2.1 million.

The amounts of Daegis’s revenue and earnings included in the Company’s consolidated statement of operations for the nine months ended January 31, 2011, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2010, or May 1, 2009, are:

			Net income (loss)
(in thousands, except per share amounts)	Revenue	Net income (loss)	per share
Actual from June 29, 2010 to January 31, 2011	$16,616	$4,521	$0.34
Supplemental pro forma from May 1, 2010 to January 31, 2011	$36,008	$(1,797)	$(0.14)
Supplemental pro forma from May 1, 2009 to January 31, 2010	$38,858	$(4,501)	$(0.47)

3. Stock Compensation Information

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the three and nine months ended January 31, 2011, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Cost of Sales	$19	$5	$45	$13
Product Development	39	31	115	90
Selling, General and Administrative	181	112	566	368
Total Equity-Based Compensation	$239	$148	$726	$471

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of January 31, 2011. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2011	$235
2012	754
2013	452
2014	239
2015	34
Total	$1,714

The cost above is expected to be recognized over a weighted-average period of 1.32 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected life, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted average input assumptions used and resulting fair values for nine months ended January 31, 2011 and 2010, were as follows:

	Nine Months Ended
	January 31,
	2011	2010
Expected life (in years)	5.0	5.0
Risk-free interest rate	1.3%	1.9%
Volatility	84%	93%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the year	$3.38	$2.82
Forfeiture rate	20%	20%

The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States treasury interest rates appropriate for the expected life of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company did not pay cash dividends in fiscal 2011 or 2010, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The Company’s uses a forfeiture rate that is estimated based on historical cancellation experience, and is applied to all stock-based awards. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

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

A summary of the Company’s stock option activity for the nine months ended January 31, 2011 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2010	1,663,497	$3.31	7.12	$1,271,375
Granted	656,100	$3.38
Exercised	-	$-
Canceled or expired	(33,138)	$3.38
Outstanding at January 31, 2011	2,286,459	$3.35	6.98	$848,001

Exercisable at January 31, 2011	1,177,935	$3.31	6.15	$659,907

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended January 31, 2011 and January 31, 2010 was $0 and $8,596, respectively. The total fair value of awards vested during the quarters ended January 31, 2011 and January 31, 2010 was $247,215 and $162,357, respectively.

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2011 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2010	814,343	$3.50
Granted	656,100	$2.11
Vested	(335,356)	$2.50
Canceled or expired	(26,563)	$2.24
Nonvested at January 31, 2011	1,108,524	$2.02

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2011 and April 30, 2010 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
January 31, 2011	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$37,418	$—	$37,418	—
Finite Lives:
Customer-related	6,236	(1,939)	4,297	5 to 10 years
Technology-based	9,987	(3,580)	6,407	0.5 to 6 years
Trademarks	7,000	(1,001)	5,999	0.5 to 10 years
Trade name	197	(165)	32	2 years
Backlog	100	(100)	-	0.5 years
Non-compete	303	(104)	199	3 to 3.3 years
Consulting agreement	133	(133)	-	1 year
Total	$61,374	$(7,022)	$54,352

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010	amount	amortization	amount	useful life
Infinite Lives:
Goodwill	$17,928	$—	$17,928	—
Finite Lives:
Customer-related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	-	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting agreement	133	(127)	6	1 year
Total	$30,884	$(4,343)	$26,541

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the nine months ended January 31, 2011 was $2,679,397. Amortization expense for the nine months ended January 31, 2010 was $1,860,843. The estimated future amortization expense related to intangible assets as of January 31, 2011 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2011	$910
2012	3,320
2013	2,765
2014	2,709
2015	2,497
2016	1,529
Thereafter	3,204
Total	$16,934

Goodwill at January 31, 2011, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:
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

5. Credit Facility

On June 29, 2010, the Company entered into a revolving credit note agreement with Hercules Technology II, L.P. Under the terms of the agreement, the Company is entitled to borrow up to $6.0 million. The amount that can be borrowed under the revolver is determined by the amount of eligible accounts receivable outstanding. As of January 31, 2011, the Company was eligible to borrow the entire $6.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 7.50% per annum with a minimum rate of 9.50% (9.50% as of January 31, 2011) and has a maturity date of June 29, 2015. As of January 31, 2011, there was $3.0 million outstanding on the revolver.

6. Fair Value of Financial Instruments

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
Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value	Fair value measurement using
	January 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Common stock warrant liability	$1,715	$-	$-	$1,715

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended January 31, 2011:

Common Stock Warrants
(in thousands)	(Level 3)
Balance at October 31, 2010	$1,475
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	240
Balance at January 31, 2011	$1,715

7. Long-Term Debt

The Company’s debt consists of the following at January 31, 2011 and April 30, 2010 (in thousands):

	January 31,	April 30,
	2011	2010
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to aquire Daegis - see Note 2, interest rate at the prevailing LIBOR rate plus 8.50% per annum with a minimum rate of 10.50%
(10.50% at January 31, 2011) plus 2% interest to be paid in kind through maturity on
June 29, 2015. Principal payments are made monthly with escalating principal payments of 5%, 10%, 15%, 20%, and 50%, annually. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial
covenants and the Company is in compliance with such covenants at January 31, 2011.	$24,191	$—

Hercules Technology II, L.P., credit facility, interest rate at prevailing LIBOR rate plus
7.50% per annum with a minimum rate of 9.50% (9.50% at January 31, 2011), payable
June 29, 2015.	2,950	—

Convertible notes payable to ComVest Capital LLC, interest rate of 5%. The Comvest
notes were repaid on June 29, 2010.	—	377

Note Payable, interest rate of 5%, payable in installments through April 2011.	157	627

ComVest Capital LLC credit facility, interest rate 5.5%, repaid on June 29, 2010.	—	350

Other notes payable	—	4

Capital leases payable, payable in monthly installments through June 2013.	589	52
	27,887	1,410
Less discount on notes payable	(941)	(1)
Less current portion	(1,732)	(1,397)
Total long term debt, net	$25,214	$12

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with 718,860 warrants to purchase shares of Unify common stock at $3.30 per share. The warrants have an expiration date of June 29, 2020. The Company values its warrants based on open form option pricing models. Amortization of discount on notes payable for the three months ended January 31, 2011 and 2010 was $66,000 and $6,000, respectively. Amortization of discount on notes payable for the nine months ended January 31, 2011 and 2010 was $153,000 and $25,000, respectively.

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

In addition, the Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such ratios contained in the Hercules Loan Agreement. The Hercules Loan Agreement also contains various information and reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2011.

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

8. Other Long-Term Liabilities

Included in other long term liabilities as of January 31, 2011 is deferred rent resulting from escalation clauses related to the Roseville, San Francisco, New York, and Chicago offices of $172,000, $2,000, $109,000, and $14,000, respectively. Included in other long term liabilities as of April 30, 2010 is $219,000 of deferred rent related to the Roseville, California office. Also included in other long term liabilities as of January 31, 2011 are $394,000 and $272,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc and the New York office lease assumed in the acquisition of Daegis. Included in other long term liabilities as of April 30, 2010 is $320,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. Additionally, as of January 31, 2011 and April 30, 2010, there is $100,000 and $97,000, respectively, related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Deferred maintenance revenue beginning balance	$7,151	$8,323	$9,642	$5,473
Deferred maintenance revenue recognized during period	(3,938)	(3,826)	(12,725)	(9,968)
Deferred maintenance revenue of new maintenance contracts	5,061	5,387	11,357	14,379
Deferred maintenance revenue ending balance	$8,274	$9,884	$8,274	$9,884

10. Income Taxes

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2011 and April 30, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the nine months ended January 31, 2011 and 2010.

11. Comprehensive Income

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain on foreign currency translations for the three months ended January 31, 2011 and 2010 was $2,000 and $139,000, respectively. A comprehensive gain on foreign currency translations for the nine months ended January 31, 2011 and 2010 was $13,000 and $358,000, respectively.

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and nine months ended January 31, 2011 and for the nine months ended and January 31, 2010, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 31,		January 31,
	2011	2010	2011	2010
Net income (loss)	$(206)	$1,963	$(793)	$(1,607)

Weighted average shares of common stock outstanding, basic	14,577	10,123	13,220	9,536
Effect of dilutive securities	-	478	-	-
Weighted average shares of common stock outstanding, diluted	14,577	10,601	13,220	9,536

Income (loss) per share of common stock:
Basic	$(0.01)	$0.19	$(0.06)	$(0.17)
Diluted	$(0.01)	$0.19	$(0.06)	$(0.17)

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 252,283 and common stock warrants of 215,638 for the three months ended January 31, 2011. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 281,350 and common stock warrants of 227,923 for the nine months ended January 31, 2011. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 248,706 and common stock warrants of 262,685 for the nine months ended January 31, 2010. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 1,019,921 for the three months ended January 31, 2011 and 555,152 for the three months ended January 31, 2010. The number of shares of stock options excluded from the above amount because their exercise prices exceeded the average market price of the stock was 936,667 for the nine months ended January 31, 2011 and 548,482 for the nine months ended January 31, 2010.

13. Segment Information

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

For the third quarter of fiscal 2011 and 2010, total revenue from the United States was $9.2 million and $5.0 million, respectively. Total revenue from all other countries was $3.2 million in the third quarter of fiscal 2011 and $3.6 million for the third quarter of fiscal 2010. Total long-lived assets as of January 31, 2011 and April 30, 2010, for the United States, was $55.8 million and $25.4 million, respectively. Total long-lived assets in all other countries were $1.7 million as of January 31, 2011 and $2.0 million as of April 30, 2010.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2010 segment information has been reclassified to conform to the fiscal 2011 presentation.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Total revenues:
Database and development products and modernization and migration solutions	$3,918	$5,401	$11,980	$14,182
eDiscovery and integrated content archiving solutions	8,513	3,221	23,204	6,038
Total revenues	$12,431	$8,622	$35,184	$20,220

Cost of revenue:
Database and development products and modernization and migration solutions	$543	$951	$1,980	$2,267
eDiscovery and integrated content archiving solutions	2,911	834	7,053	1,588
Total cost of revenues	$3,454	$1,785	$9,033	$3,855

Gross profit:
Database and development products and modernization and migration solutions	$3,375	$4,450	$10,000	$11,915
eDiscovery and integrated content archiving solutions	5,602	2,387	16,151	4,450
Total gross profit	$8,977	$6,837	$26,151	$16,365

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010, as filed with the SEC.

Overview

Unify (the “Company”, “we”, “us” or “our”) is a global provider of application development, data management, migration, archiving software, and eDiscovery solutions. Our tools and database software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our archiving and eDiscovery solutions meet an organization’s requirement to archive, discover and preserve electronically stored information for eDiscovery, regulatory compliance, and information governance.

The Company sells its solutions through two segments. The segments are the Database and Development Products (“DDP”) and Modernization and Migration Solutions segment and eDiscovery and Integrated Content Archiving Solutions segment.

Unify’s customers include corporate legal and information technology (“IT”) departments, law firms, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries, including legal, insurance, financial services, healthcare, government, manufacturing, retail, education, and more. We are headquartered in Roseville, California, with offices in San Francisco, New York, Chicago, Rutherford, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries.

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

We also have integrated content archiving and eDiscovery software solutions. The Unify Central Archive enables corporations to preserve, manage, and dispose of their electronically stored information (ESI) while complying with industry regulations, enabling legal discovery and better managing storage resources. Our eDiscovery solutions are delivered through Daegis and include technology and services that together address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our solutions address the spectrum of eDiscovery from information management and search and analysis to review and production. Our services include consulting, project management, document review, and eDiscovery Analytics Consulting.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues:
Software licenses	10.3%	39.1%	10.1%	30.9%
Maintenance and Hosting	48.4%	44.4%	49.3%	49.3%
Consulting and Implementation Services	41.3%	16.5%	40.6%	19.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenues:
Software licenses	0.4%	1.6%	0.3%	1.1%
Maintenance and Hosting	3.9%	5.5%	4.2%	6.5%
Consulting and Implementation Services	23.4%	13.5%	21.2%	11.4%
Total cost of revenues	27.7%	20.6%	25.7%	19.0%

Gross profit	72.3%	79.4%	74.3%	81.0%

Operating Expenses:
Product development	15.9%	20.3%	16.3%	24.2%
Selling, general and administrative	47.2%	35.0%	53.4%	64.2%
Total operating expenses	63.1%	55.3%	69.7%	88.4%
Income (loss) from operations	9.2%	24.1%	4.6%	(7.4)%

Other income (expense):
Gain (loss) from change in fair value of common
stock warrant liability	(1.9)%	0.5%	1.2%	0.5%
Interest expense	(8.2)%	(0.8)%	(6.9)%	(0.9)%
Other, net	0.0%	(0.3)%	(0.5)%	0.5%
Total other income (expense)	(10.1)	(0.6)	(6.2)	0.1
Income (loss) before income taxes	(0.9)%	23.5%	(1.6)%	(7.3)%
Provision for income taxes	0.8%	0.7%	0.6%	0.6%
Net income (loss)	(1.7)%	22.8%	(2.2)%	(7.9)%

Total Revenues

The Company generates revenue from software license sales and related services, including maintenance and hosting, and consulting and implementation services. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the third quarter of fiscal 2011 were $12.4 million, an increase of $3.8 million from the third quarter of fiscal 2010. This represents an increase of 44% from the third quarter of fiscal 2010 revenues of $8.6 million. Total revenues for the nine months ended January 31, 2011 were $35.2 million, an increase of $15.0 million. This represents an increase of 74% over revenues from the nine months ended January 31, 2010 of $20.2 million. The increase in total revenues is primarily due to revenue resulting from the June 29, 2010 acquisition of Daegis. Total software license revenues in the third quarter of fiscal 2011 were $1.3 million, a decrease of $2.1 million from the third quarter of fiscal 2010. This represents a decrease of 62% over the third quarter of fiscal 2010 revenues of $3.4 million. Total software license revenues for the nine months ended January 31, 2011 were $3.5 million, a decrease of $2.8 million. This represents a decrease of 43% over revenues from the nine month period ended January 31, 2010 of $6.3 million. The decrease in software license revenue for the three and nine months ending January 31, 2011 is primarily due to fewer large deals being closed combined with customers awaiting new releases of our products. Total maintenance and hosting revenues in the third quarter of fiscal 2011 were $6.0 million, an increase of $2.2 million from the third quarter of 2010. This represents an increase of 57% from the third quarter of fiscal 2010 revenues of $3.8 million. The increase in maintenance and hosting revenue is primarily related to increases of approximately $2.1 million of hosting revenue generated by Daegis for the three months ended January 31, 2011. Total maintenance and hosting revenues for the nine months ended January 31, 2011 were $17.3 million, an increase of $7.3 million. This represents an increase of 74% over revenues from the nine month period ended January 31, 2010 of $10.0 million. The increase in maintenance and hosting revenue is primarily related to increases of approximately $2.4 million and $4.6 million of revenue generated by AXS-One and Daegis for the nine months ended January 31, 2011, respectively. Total consulting and implementation services revenues in the third quarter of fiscal 2011 were $5.1 million, an increase of $3.7 million from the third quarter of fiscal 2010 revenues of $1.4 million. Total consulting and implementation services revenues for the nine months ended January 31, 2011 were $14.3 million, an increase of $10.3 million. This represents an increase of 258% over revenues from the nine month period ended January 31, 2010 of $4.0 million. The increase in consulting and implementation services revenue is primarily related to increases of approximately $4.4 million and $12.0 million of revenue generated by Daegis for the three and nine months ended January 31, 2011, respectively. This increase is offset by current year delays in large government migration projects.

For the third quarter of fiscal 2011 and 2010, total revenues from the United States were 74% and 58% of total revenues, respectively. Total revenue from the United States in absolute dollars was $9.2 million for the third quarter of fiscal 2011 and $5.0 million for the third quarter of fiscal 2010. The increase is primarily due to the acquisitions of Daegis and AXS-One, which have historically had a high percentage of total revenue from the United States. Total revenue from all other countries was $3.2 million in the third quarter of fiscal 2011 and $3.6 million for the third quarter of fiscal 2010. On a percentage basis, revenue from other countries was 26% for the third quarter of fiscal 2011 and 42% for the third quarter of fiscal 2010.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $54,000 and $140,000 for the third quarter of fiscal 2011 and fiscal 2010, respectively. For the first nine months ended January 31, 2011 and 2010, cost of software licenses was $113,000 and $229,000, respectively.

Cost of Maintenance and Hosting. Cost of maintenance and hosting consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and third party consulting services. Cost of maintenance and hosting was $488,000 and $479,000 for the third quarter of fiscal 2011 and fiscal 2010, respectively. For the nine months ended January 31, 2011 and 2010, cost of maintenance and hosting was $1,478,000 and $1,314,000, respectively.

Cost of Consulting and Implementation Services. Costs of consulting and implementation services consists primarily of both expenses associated with employees involved in consulting and implementation projects and also expenses related to third party assistance. Cost of consulting and implementation services was $2,912,000 and $1,166,000 for the third quarter of fiscal 2011 and fiscal 2010, respectively. Approximately $2.2 million of the increase in consulting and implementation services is due to the addition of Daegis employees. For the nine months ended January 31, 2011 and 2010, cost of consulting and implementation was $7,442,000 and $2,312,000, respectively. Approximately $4.7 million of the increase in consulting and implementation services is due to the addition of Daegis employees.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the third quarter of fiscal 2011 were $2.0 million compared to $1.7 million in the same period of fiscal 2010. Approximately $0.5 million of the increase in product development expenses in the third quarter of fiscal 2011 were the result of expenses related to our acquisition of Daegis in June 2010. For the nine months ended January 31, 2011 and 2010, product development expenses were $5.7 million and $4.9 million, respectively. Approximately $1.0 million of the increase in product development expenses in fiscal 2011 were the result of expenses related to our acquisition of Daegis in June 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $5.9 million in the third quarter of fiscal 2011 and $3.0 million for the third quarter of fiscal 2010. The major components of SG&A for the third quarter of fiscal 2011 were sales expenses of $1.9 million, marketing expenses of $0.7 million and general and administrative expenses of $3.3 million. For the third quarter of fiscal 2010, the major components of SG&A were sales expenses of $1.8 million, marketing expenses of $0.4 million and general and administrative expenses of $1.7 million. This is offset by a change in fair value of contingent consideration of $0.9 million. In the nine months ended January 31, 2011 and 2010, our SG&A expenses were $18.8 million and $13.0 million, respectively. The major components of SG&A for the nine month period ended January 31, 2011 were sales expenses of $5.9 million, marketing expenses of $1.9 million and general and administrative expenses of $11.0 million. The major components of SG&A for the nine month period ended January 31, 2010 were sales expenses of $6.7 million, marketing expenses of $1.0 million and general and administrative expenses of $6.2 million. This is offset by a change in fair value of contingent consideration of $0.9 million. The decrease in sales expenses for the three and nine month periods over the comparable prior year expenses are primarily due to a reallocation of employees to consulting and implementation departments combined with a small reduction in force. The increase in SG&A expenses for the three and nine months ended January 31, 2011 was primarily the result of approximately $1.2 million and $3.8 million of expenses, respectively, incurred related to our acquisition of Daegis in June 2010.

Gain (loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three and nine months ended January 31, 2011 resulted in a loss of $240,000 and a gain of $427,000, respectively. The change in fair value of common stock warrant liability for the three and nine months ended January 31, 2010 resulted in gains of $43,000 and $102,000, respectively. The gains are due primarily to a decrease in the Company’s common stock share price during the period. The loss is due primarily to an increase in the Company’s common stock share price during the period.

Interest Expense. Interest expense consists primarily of interest incurred on notes payable resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the third quarter of fiscal 2011 and 2010 was $1.0 million and $0.1 million, respectively. For the nine months ended January 31, 2011 and 2010, interest expense was $2.5 million and $0.2 million, respectively.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate losses for the third quarter of fiscal 2011 and 2010 were $1,000 and $22,000, respectively. Foreign exchange rate losses for the nine months ended January 31, 2011 were $220,000. Foreign exchange rate gains for the nine months ended January 31, 2010 were $42,000. Other income for the third quarter of fiscal 2011 and 2010 was $3,000 and $1,000, respectively. Other income for the nine months ended January 31, 2011 was $58,000. Other income for the nine months ended January 31, 2010 was $66,000.

Provision for Income Taxes. For the third quarter of fiscal 2011, the Company recorded $97,000 in federal, state, and foreign income tax expense. For the third quarter of fiscal 2010, the Company recorded $56,000 in federal and state income tax expenses. For the nine months ended January 31, 2011 the Company recorded $219,000 in federal, state, and foreign income tax expense. For the nine months ended January 31, 2010, the Company recorded $122,000 in federal and state income tax expenses.

Liquidity and Capital Resources

At January 31, 2011, the Company had cash and cash equivalents of $4.1 million, compared to $3.1 million at April 30, 2010. The Company had net accounts receivable of $15.2 million as of January 31, 2011, and $6.2 million as of April 30, 2010. The increase in cash and accounts receivable from April 30, 2010 to January 31, 2011 was primarily the result of cash and accounts receivable resulting from the June 29, 2010 acquisition of Daegis.

In June 2010, the Company entered into the Hercules Loan Agreement. In order to secure its obligations under the Hercules Loan Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Hercules Loan Agreement consists of a term note and a revolving credit note agreement. The term note is for $24.0 million payable over 5 years with escalating principal payments of 5%, 10%, 15%, 20% and 50% annually. The Company incurs interest on the term note at the prevailing LIBOR rate plus 8.50% per annum with a minimum rate of 10.50% (10.50% at January 31, 2011) plus 2% interest to be paid in kind. As of January 31, 2011 there is $24.2 million outstanding on the term note of which $1.3 million is current. Under the terms of the revolver the Company can borrow up to $6.0 million. The amount that can be borrowed under the revolver is based on the amount of eligible accounts receivable outstanding. As of January 31, 2011, the Company was eligible to borrow the entire $6.0 million. The Company incurs interest expense on funds borrowed on the revolver at the prevailing LIBOR rate plus 7.50% per annum with a minimum rate of 9.50% (9.50% at January 31, 2011). As of January 31, 2011 there is $3.0 million outstanding on the revolving line of credit, none of which is current.

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

In addition, the Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such ratios contained in the Hercules Loan Agreement. The Hercules Loan Agreement also contains various information and reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2011.

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

In addition to the Hercules Loan Agreement, as of January 31, 2011 the Company has a note payable outstanding in the amount of $0.2 million all of which is current. The note payable has interest rate of 5%.

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

Operating Cash Flows. For the first nine months of fiscal year 2011 cash used in operations was $2.4 million. Cash flows used in operations for the first nine months of fiscal 2011 principally resulted from a net loss of $0.8 million, an increase in accounts receivable of $3.5 million, an increase in other long term assets of $0.8 million, a decrease in deferred revenue of $1.4 million, a decrease in other long term liabilities of $0.1 million, and a gain from change in fair value of common stock warrant liability of $0.4 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.2 million, an increase in accrued compensation and related expenses of $0.1 million, amortization of intangible assets of $2.7 million, depreciation of $0.6 million, amortization of discount on notes payable of $0.2 million, interest added to long term debt principal of $0.3 million, and stock based compensation expense of $0.7 million.

For the first nine months of fiscal year 2010 cash used in operations was $3.2 million. Cash flows used in operations for the first nine months of fiscal 2010 principally resulted from a net loss of $1.6 million, an increase in accounts receivable of $3.5 million, an increase in prepaid expenses and other current assets of $0.1 million, a decrease in accounts payable of $1.3 million, a decrease in other accrued liabilities of $2.2 million, a decrease in other long term liabilities of $0.2 million, change in fair value of contingent consideration of $0.9 million, and a gain from change in fair value of common stock warrant liability $0.1 million. Offsetting these amounts was an increase in deferred revenue of $4.2 million, amortization of intangible assets of $1.9 million, depreciation of $0.2 million, and stock based compensation expense of $0.5 million.

Investing Cash Flows. Cash flow used in investing activities was $22.0 million for the first nine months of fiscal 2011 and was primarily the result of cash used in the acquisition of Daegis. Net cash from investing activities for the first nine months of fiscal 2010 was $3,000 and was primarily the result of cash acquired through the acquisition of AXS-One.

Financing Cash Flows. Net cash from financing activities for the first nine months of fiscal 2011 was $25.6 million. Cash from financing activities was the result of borrowings on the term loan and revolving line of credit of $24 million and $4.5 million, respectively. Offsetting this amount was $1.0 million of principal payments on debt obligations and $1.9 million of payments on the revolving line of credit. Net cash used in financing activities for the first nine months of fiscal 2010 was $0.8 million. Cash from financing activities was the result of proceeds from debt obligations of $0.4 million. Offsetting this amount was $1.2 million of principal payments on debt obligations.

A summary of certain contractual obligations as January 31, 2011 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Notes payable	$27,298	$1,457	$6,200	19,641	—
Estimated interest expense	9,063	2,523	4,456	2,084	—
Other liabilities	101	—	—	101	—
Capital leases	589	275	314	—	—
Operating leases	4,397	1,782	1,817	702	96
Total contractual cash obligations	$41,448	$6,037	$12,787	$22,528	$96

Other liabilities primarily include mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $4.1 million as of January 31, 2011. Unify had no short-term investments at January 31, 2011.

Unify does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

In June 2010, the Company entered into the Hercules Loan Agreement. The Hercules Loan Agreement consists of a $24.0 million term note and a revolving credit note agreement whereby Hercules would provide up to $6.0 million. The term note and revolving line of credit have interest rate of LIBOR plus 8.50% and 7.50%, respectively. The minimum LIBOR used in the interest rate is 2.0%. LIBOR at January 31, 2011 is approximately 0.8%. Should the LIBOR interest rate increase above 2.0% during the life of the term loan and of the revolver, the Company would have exposure to interest rate risk. As of January 31, 2011, there was $24.2 million outstanding on the term note and $3.0 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Unify takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At January 31, 2011 the Company had cash held in foreign currencies of $737,000 in Euros, $10,000 in Canadian dollars, $358,000 in pounds sterling, and $100,000 in Australian dollars. At January 31, 2011 the Company had accounts receivable in foreign currencies of $1,844,000 in Euros, $618,000 in pounds sterling, $255,000 in Australian dollars, $33,000 in Japanese yen, $36,000 in Polish zloty, $1,000 in Korean won, $15,000 in Singapore dollars, and $297,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness in our internal control over financial reporting relating to the accounting for common stock warrants and contingent consideration was discovered in the third quarter that resulted in the restatement of prior period reports. As a result of the material weakness, our management has assessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of January 31, 2011.

(b) Remediation Plan. Since the determination regarding this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we had processes to identify and intelligently apply developments in accounting, we enhanced these processes to better evaluate our research and understanding of the nuances of complex accounting standards. Our enhancements included providing training to accounting staff relative to the application and interpretations of ASC 815 and ASC 805. We have also increased communication among our legal and finance personnel. Additionally, we have retained a third party professional to assist us with the interpretation and application of new and complex accounting guidance. All remediation was made prior to the date of this report.  Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

(c) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UNIFY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2011, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010. There have been no material changes in our risks from such description.

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

Date: March 15, 2011	Unify Corporation
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)