Form 10-K
period 2011-04-30
DAEGIS INC.
filed 2011-07-25
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                               to
Commission File Number: 001-11807
DAEGIS INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $22,357,124 based on the number of shares held by non-affiliates of the registrant and computed by reference to the reported last sale price of common stock on October 29, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31,2011, the registrant had 14,593,277 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

A Caution about Forward-Looking Statements:

The discussion in this Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to the anticipated impacts of acquisitions, statements made on goodwill, intangible assets, and impairment, statements about the ability to utilize deferred tax assets, and statements about other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Risk Factors”. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”).

ITEM 1. BUSINESS

The Company

Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us” or “our”) is a software and services company with solutions for eDiscovery, enterprise archiving and information management. The Company sells its solutions through two segments. The segments are the eDiscovery and Integrated Content Archiving Solutions segment and the Database and Development Products (“DDP”) and Modernization and Migration Solutions segment.

Over the past five years, we have expanded our product and services offering to adapt to evolving market requirements. Our eDiscovery solutions include technology and services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform delivers a comprehensive solution that helps clients lower discovery costs from information management through search and analysis to review and production. Our services include document review, project management, search analytics and consulting. Our enterprise archiving software enables corporations to preserve, manage, and dispose of their electronically stored information (ESI) for regulatory compliance, eDiscovery and information governance.

The Unify DDP business includes application development, data management and application modernization. Our tools and database software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our application development and data management software products include Team Developer, SQLBase, Unify NXJ, DataServer, VISION and ACCELL. Our application modernization solutions include Composer Notes, Composer Sabertooth, Composer CipherSoft and Composer Mainframe.

The Company’s customers include corporate legal and information technology (“IT”) departments, law firms, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Roseville, California, with offices in San Francisco, New York, Chicago, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries. Daegis was initially incorporated in California in 1980 and later reincorporated in Delaware on April 10, 1996. Our headquarters office is located at 1420 Rocky Ridge Drive, Suite 380, Roseville, California 95661. Our telephone number is (916) 218-4700 and our website address is http://www.daegis.com.

Products

Archive and eDiscovery Solutions

The Daegis® eDiscovery Platform is an integrated solution that gives clients control of the eDiscovery process from information management through search and analysis to review and production. The platform provides an iterative, validated and defensible approach to eDiscovery and helps clients reduce costs and mitigate risks. Daegis’s combination of technology and expert services address the full spectrum of eDiscovery needs. The process begins with information management so corporations are not only ready for litigation, but also poised to manage custodian data and retain attorney work product for future re-use. Clients use our expert analytics consultants to help ensure that document review sets are highly relevant while maintaining a defensible record of the methodology used to reduce the data. Our hosted document review enables attorneys and our team an accessible, scalable, and secure location for conducting managed document review. We also deliver document review services that leverage technology, processes and project management to enable predictable pricing and more efficiency within a defensible manner.

The Central Archive enables corporations to preserve, manage, and utilize their electronically stored information (ESI) as an asset, while better managing storage resources, complying with industry regulations, enabling legal discovery and reducing the risks associated with electronic content. The Central Archive, a policy driven, highly scalable archive solution for all forms of electronically stored information, processes all forms of disparate data types into a single unified archive where companies can manage their long-term preservation requirements, apply records management, support regulated industry requirements and manage legal discovery.

Application Modernization and Migration Solutions

Composer CipherSoft is a software solution that automates the conversion of Oracle Forms and PL/SQL code to Java and we believe is the only solution of its kind to be validated by Oracle for migrating Forms to Java (J2EE). Composer CipherSoft provides a like-for-like conversion by preserving the business logic/work flow in order to avoid end-user disruption.

Composer Notes is a software solution for converting IBM Lotus Notes® applications to the Microsoft platform. Composer Notes delivers like-for-like migration of Lotus Notes applications to the Microsoft stack while preserving the business logic/workflow in order to avoid disruption to end users. Composer Notes removes the risk of human error and produces standardized business applications that are fully maintainable.

Composer Mainframe delivers automation migration of legacy COBOL, Ideal and Natural code to modern code and relational databases. Our modernization technology and project management are delivered through partners. Composer Mainframe delivers an automated code conversion and data migration for a functionally equivalent application. The Company’s methodology is designed to eliminate risk and substantially reduce time and costs of IT departments.

Composer Sabertooth delivers a complimentary solution to our Team Developer product, designed for organizations requiring standardization and consolidation of their IT systems and applications to the Microsoft .NET platform.

Rapid Application Development Products

Team Developer® is a rapid application development product that shortens the development cycle for developing and deploying Microsoft Windows and .NET based applications. In November 2010, Daegis released Team Developer 6.0, a significant new release providing development productivity and performance, deployment to the Microsoft .NET framework, and building hosted applications in the cloud.

NXJ Developer and NXJ Enterprise® is a visual environment for the rapid development of Web 2.0 Rich Internet Applications (“RIA”). NXJ Developer is distinguished by its combination of intuitive visual design, flexible service-oriented architecture (“SOA”) programming, and ease of integration with both Java code and .NET business logic via Web services. NXJ Enterprise® includes all of the powerful technology of NXJ Developer but adds workflow and reporting for delivering enterprise class RIA and web-based applications.

ACCELL® is character-based application development and database software for the purpose of querying databases and producing reports. The ACCELL products support interfaces to leading database products including Unify DataServer, IBM DB2, Informix, Microsoft SQL Server, Oracle and Sybase. The ACCELL product suite includes ACCELL/SQL, for client/server applications and ACCELL/IDS for embedded applications using Unify DataServer ELS.

VISION® is a graphical, client/server application development system that allows for the creation and modification of complex business applications based on client/server technology. Unify VISION consists of a component framework and includes technology to allow organizations to integrate custom-built and packaged applications with the Internet.

Database Management Products

SQLBase® is a fully relational embedded database that allows organizations to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. SQLBase provides a self-recovering, maintenance-free embedded database architecture that enables IT, ISVs and VARs to focus on their solution, rather than the underlying database technology.

DataServer® is a high performance enterprise relational database management system with minimal maintenance and memory requirements. It can accommodate the growth of user requirements over time, making it an attractive choice for mission critical applications. DataServer makes it easy for developers to create graphical applications and migrate existing database applications to enterprise network and Internet environments.

DataServer® ELS is a high performance, easily embeddable database. It delivers a small footprint and proven reliability for embedded applications that require relational databases.

Report Builder™ provides individuals with a quick and easy way to create attractive reports and ad-hoc queries for databases. Report Builder offers full Cross Platform capabilities and is available for Windows and Linux desktop computers.

Q is an end user query and reporting tool for Personal Query Management, Personal Report Management and Information Sharing.

Customers

Our customers include corporate general counsel and information technology (“IT”) departments, law firms, independent software vendors (“ISVs”) and solutions integrators (“SIs”) from a variety of industries including legal, insurance, financial services, pharmaceutical, healthcare, government, manufacturing, retail, education, and more. For the year ended April 30, 2011, we had one customer that accounted for 15% of consolidated revenues and one customer that accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011. For the year ended April 30, 2010, we had one customer that accounted for 14% of consolidated revenues and one customer that accounted for 11% of consolidated revenues. No single customer accounted for 10% or more of consolidated revenues in the year ended April 30, 2009.

Sales, Marketing and Distribution

The Company’s products and professional services are marketed and distributed to customers globally using a combination of a direct corporate sales force and indirect distribution channels, including ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage Daegis’ sales, support and consulting resources to provide complete solutions to our customers.

Daegis’ direct sales organization consists of sales representatives and pre-sales consultants. Daegis markets its products internationally through offices in the UK, France, Germany, Canada and Australia. Daegis has distributors in Asia Pacific, Europe, Japan, Latin and South America, and Russia. International revenues accounted for 28%, 50% and 68% of total revenues in fiscal 2011, 2010, and 2009, respectively.

The Company’s marketing is focused on demand generation and marketing awareness for our products including efforts to support the direct and indirect sales channels. Marketing activities include strategic demand generation, public relations, customer communications and events, trade shows and our Web sites.

As of April 30, 2011, we had a total of 29 employees engaged in sales and marketing activities. Of those employees, 20 were located in the United States and 9 were located in other countries.

Professional Services and Customer Support

The Company’s professional services and customer support organizations play an important role in maintaining customer satisfaction, facilitating eDiscovery and archiving projects and enabling customers to successfully manage information to address eDiscovery and archiving requirements and develop, deploy, manage and/or migrate applications.

Project Management and Litigation Readiness

Our experienced professionals work with a wide variety of systems and sources of ESI across multiple industries and jurisdictions to better position organizations facing critical investigative, litigation or dispute related demands. Our project managers offer helpful advice and consultative support as the primary client interface throughout the duration of each project. Our litigation readiness services include the development of proactive information privacy and security programs, plain-English records policies, retention schedules, litigation hold strategies, archiving software selection and backup tape disposition strategies.

Consulting

Daegis offers a full range of consulting services ranging from application installation and implementation services including delivering a proof of concept to completed applications using our technology infrastructure. Our products allow companies to maximize return on investment, get to market quickly or be more efficient. Consulting services include: application migration, project implementations and application updates, business process-centric application development, Web-enablement, technology/knowledge transfer, application architecture audits and database tuning. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Customer Support and Maintenance

Daegis provides customer support via telephone, Web, e-mail and fax from its support centers located in California, New Jersey, Australia, France, UK, Malaysia, South Africa, and Holland. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual contracts.

As of April 30, 2011, we had a total of 98 employees engaged in providing customer support and professional services. Of those employees, 79 were located in the United States and 19 were located in other countries.

Product Development

In fiscal 2011, we focused our development efforts on the Daegis eDiscovery Platform and Team Developer 6.0 .NET, a significant new release for our Team Developer customer base, as well as product enhancements for the Central Archive and our Composer products. The Company’s product development expenses for fiscal 2011, 2010 and 2009, were $7.7 million, $6.5 million and $2.9 million, respectively. The significant increase in expenses was the result of the Daegis acquisition in June 2010 and AXS-One acquisition in June 2009.

Our software products have been developed internally; however, we have licensed certain software components from third parties and we may do so again in the future. We are committed to delivering products that meet customer and market needs today and into the future.

Intellectual Property

Daegis relies on a combination of copyright, trademark and trade-secret laws, non-disclosure agreements and other methods to protect our proprietary technology. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries in which we sell products do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

Although there are no pending lawsuits against Daegis regarding infringement of any existing patents or other intellectual property rights and we are not aware of any instances where we are infringing or allegedly infringing the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that we will be able to defend such claim or obtain licenses on reasonable terms. Our involvement in any patent dispute or any other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require us to seek licenses from third parties, and prevent us from developing and selling its products. Any of these situations could have an adverse effect on our business, operating results and financial condition.

Daegis is dependent on third-party suppliers for certain software which is embedded in some of our products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources, or could be developed by us if any such third-party licenses were terminated, or not renewed, or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing products which could require payment of additional fees to third parties or internal development costs and delays that might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could adversely affect our business, operating results, and financial condition.

Competition

The market for the Company’s software is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants.

The eDiscovery market is highly fragmented, intensely competitive and rapidly evolving. Competitors include Clearwell Systems (Symantec), kCura, Kroll Ontrack (Altegrity Inc.), Guidance Software and Epiq Systems. Competition is primarily based on the quality of service, technology innovations, and price. Competition for our enterprise archive comes from significantly larger market players including Autonomy, EMC, Microsoft and Symantec.

Our tools and migration products compete in the market with dozens of other companies that provide application modernization solutions, application development products, and databases. These competitors include IBM, Microsoft and Oracle. All of these competitors are large, well capitalized companies with significantly greater financial, technical and marketing resources, as well as greater name recognition and larger customer bases. The Unify solutions are competitive from a technical capability, rich interface and ease of use, and service and pricing perspectives.

The Company generally derives sales from new eDiscovery & archiving projects, application modernization initiatives, and additional deployment of existing applications and version upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether or not to begin a new project initiative or upgrade or keep things status quo. Organizations choose Daegis software for a variety of factors, including the ability to deliver leading edge technology and services, the high level of customer service and support we provide and our price point, which gives customers a cost-effective solution to their business problem.

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

Employees

As of April 30, 2011, we had a total of 204 employees, including 42 in product development, 29 in sales and marketing, 98 in professional services and customer support, and 35 in finance, operations and general administration. Of these employees, 175 were located in the United States and 29 were located in other countries.

The Company’s success depends, in large part, on its ability to attract and retain qualified employees, particularly senior management and direct sales. The competition for such employees is intense. There can be no assurance that we will be successful in attracting or retaining key employees. Any failure we have in attracting and retaining qualified senior management and direct sales personnel could adversely affect our business, operating results, and financial condition. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of the date April 30, 2011.

			Executive
			Officer
Name	Current Position with Company	Age	Since
Todd E. Wille	President and Chief Executive Officer	48	2000
Steven D. Bonham	Vice President, Finance and Administration and CFO	54	2005
Mark T. Bygraves	Vice President, Sales – Europe, Middle East and Africa	54	2007
Duane V. George	Vice President, Product Development and CTO	53	2007
Kurt A. Jensen	Executive Vice President and Chief Operating Officer	45	2010
Frank Verardi	Vice President, Sales - Americas and Asia Pacific	62	2001

Daegis has a board of directors consisting of six (6) members. Set forth below is information with respect to their ages as of April 30, 2011, as well as their positions and offices held with the Company. Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

			Director
Name	Current Position with Company	Age	Since
Steven D. Whiteman	Chairman of Board	60	1997
Timothy P. Bacci	Director	52	2009
Robert M. Bozeman	Director and Mergers and Acquisitions Committee Chair	62	2008
Richard M. Brooks	Director and Audit Committee Chair	57	2005
Tery R. Larrew	Director and Compensation Committee Chair	57	2002
Todd E. Wille	President and Chief Executive Officer	48	2000

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

Steven D. Bonham joined the Company in June 2005, as vice president of finance and administration and chief financial officer. Before joining the Company, Mr. Bonham was the chief financial officer for LexisNexis/Examen, a subsidiary of LexisNexis, from 1997-2005. Prior to LexisNexis/Examen, Mr. Bonham spent nine years with Foundation Health Corporation, a former Fortune 500 publicly traded managed care insurance company, most recently serving as the vice president of finance for Foundation’s, California Heath Plan. Mr. Bonham, a licensed certified public accountant, has a B.S. degree in accounting from California State University, Sacramento.

Mark T. Bygraves joined the Company in November 2006 as part of the acquisition of Gupta Technologies, where he had served since February 2002, most recently as Managing Director. Mr. Bygraves was appointed as an officer on May 1, 2007 and is currently responsible for driving the worldwide archive business. Mr. Bygraves has worked in the IT industry for over 25 years, holding a number of senior positions, most recently from January 1999 to January 2002 as Director of Channels at Hitachi Data Systems. Prior to Hitachi Data Systems, Mr. Bygraves was the Sales Director of Transformation Software.

Duane V. George has served as vice president of product development and CTO since July 2006. Mr. George is responsible for product development, customer support, training, documentation, quality control and assurance. Mr. George provides the technical vision, leads all aspects of the Company’s technology development and plays an integral role in shaping the Company’s strategic direction, development and future growth. Mr. George began his career as an engineer with the Department of Defense managing the acquisition and implementation of Computer Aided Design and Manufacturing (CAD/CAM) systems. Subsequently, Mr. George joined the US Space Command to manage strategic space defense initiatives and satellite Command Control and Communication (C3) programs. He eventually moved into software development, customer support and project management with an emphasis on customer satisfaction and joined the Company in 1995. He earned his B.S. in engineering from Brigham Young University in Provo, Utah.

Kurt A. Jensen joined the Company as executive vice president and chief operating officer through the acquisition of Daegis in June 2010. Mr. Jensen had served as president and chief executive officer of Daegis since its founding in 1999. He continues to hold responsibility for the operations, sales, marketing, technology, and administration of the Daegis organization, as well as serving in a consultant role regarding the systems, processes, and procedures required to manage electronic data and automated electronic repository services company-wide. Prior to founding Daegis, Mr. Jensen held various positions of increasing responsibility at Researchers, a privately-owned company with offices throughout the western United States. Mr. Jensen received a B.S. degree in Business Administration and Marketing from University of California, Berkley, CA.

Frank Verardi has served as an executive officer since 2000. Mr. Verardi is currently vice president & general manager responsible for driving worldwide sales and the day to day operational responsibilities for the application development, database and migration business. From 2007 through April 2011, Mr. Verardi was the vice president of sales for the Americas and Asia Pacific regions. He served as vice president and general manager of Unify Business Solutions from May 2005 to April 2007, where he oversaw the sales and marketing for the Company’s technology products. From June 2003 to April 2005, he served as vice president of technical services, and from May 2001 to May 2003, he served as vice president of worldwide sales and marketing. Prior to these positions, Mr. Verardi served in various management positions, including vice president of worldwide professional services, vice president of worldwide product delivery and customer support, and director of client services. Mr. Verardi joined the Company in August 1988. Before joining the Company, Mr. Verardi held various positions with Computer Sciences Corporation, including director of commercial professional services. Mr. Verardi received a B.S. degree in computer science from California State University, Chico.

Board of Directors

Steven D. Whiteman has served as a director of the Company since May 1997. In August 2004, he was appointed chairman of the board. Mr. Whiteman previously served as the president and chief executive officer of Intesource, an Internet based e-procurement company. From June 2000 to May 2002, he worked as an independent consultant. From May 1993 until June 2000, Mr. Whiteman served as president of Viasoft, Inc. (“Viasoft”), a publicly traded software products and services company. From February 1994 to June 2000, Mr. Whiteman also served as chief executive officer and director of Viasoft, and from April 1997 to June 2000, he served as chairman of the board of directors. Mr. Whiteman is also a director of Intesource, Actuate Corporation, and Flypaper Inc. Mr. Whiteman holds a B.A. degree in business administration from Taylor University and a M.B.A. from the University of Cincinnati.

Timothy P. Bacci joined our board of directors on August 20, 2009 following the Company’s acquisition of AXS-One Inc. on June 30, 2009. Prior to joining the Company’s board of directors, Mr. Bacci had been a board member of AXS-One. Mr. Bacci is the co-founder of BlueLine Partners, a Calif.-based strategic opportunities fund with more than $100 million in assets invested in small, publicly-traded, and undervalued healthcare and IT companies. Prior to BlueLine, he spent 15 years in executive positions for software companies, including serving as chairman and interim CEO of Instant802 Networks and CEO of siteROCK Corp. He was a co-founder of Vicinity Corporation, which was acquired by Microsoft in 2002. Additionally, he has served as a consultant to several early stage technology companies addressing areas relating to corporate strategy and executive recruiting. Mr. Bacci holds a B.S. in engineering from the United States Naval Academy and served as an officer on active duty in the U.S. Navy as a fighter pilot.

Robert M. Bozeman was appointed director in January of 2008. Mr. Bozeman currently serves as an investor and/or advisor to companies in Silicon Valley. His experience includes business operations, venture capital investment, and mergers and acquisitions. He previously served in the capacities of CEO and Board Member for a variety of software, information services and computer supplier companies. Mr. Bozeman's last operating role was as CEO for Bricsnet from July 2003 through November 2004; prior to that - from November 1997 through December 2003, Mr. Bozemen was General Partner of Angel Investors LP for both its Fund I and Fund II. Investments by the firm included Ask Jeeves, Brightmail, Google, Opsware, and PayPal. In addition, many of Angel Investors LP investments became successful acquisitions, including AOL’s acquisition of Spinner, Microsoft’s acquisitions of eQuil, MongoMusic and Vacation Spot and Sybase’s acquisition of AvantGo!. Mr. Bozeman is currently on the Board and/or is an advisor to Balluun, Become.com, InTUUN, Restoration Partners, and Vortex Intellectual Property Management.

Richard M. Brooks has served as a director of the company since August 2005. Since January 2011 Mr. Brooks has been the Executive Vice President and Chief Financial Officer of Composite Technology International, Inc., a “green” manufacturer of building products. From September 2006 to December 2010, Mr. Brooks was a partner with Tatum, a national Executive Services consulting company, which is a wholly owned subsidiary of SFN Group. With Tatum, Mr. Brooks acted as the project lead on a variety of consulting assignments, including acting as the interim CFO for Pixelworks, a publicly traded semi-conductor company. Mr. Brooks previously served as chief executive officer for VantageMed, a public company, from April 2002 to December 2004. In addition, Mr. Brooks served as a director of VantageMed Corporation from March 2001 to January 2005 and was appointed chairman of that board in May of 2002. Mr. Brooks received a B.S. in business administration from Oregon State University.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Daegis) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.daegis.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

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

eDiscovery software and service revenues are derived from the sale of eDiscovery projects in response to regulatory inquires or litigation received by our clients which could be impacted by economic conditions. Software license and maintenance purchases tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since most revenues are derived from sales of eDiscovery projects and software licenses, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in client spending and is likely to reduce revenues and negatively impact our short-term ability to grow revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the current deterioration in economic conditions could negatively impact our results of operations.

The failure of the legal community to adopt eDiscovery solutions could negatively affect future sales of our Daegis eDiscovery Platform, which could have a material adverse effect on our results of operations.

The widespread adoption of eDiscovery best practices will require a shift in the way the legal community approaches discovery of electronic documents and other electronically stored data. Currently, most large scale electronic discovery projects are conducted by outsourced service providers that manually retrieve documents from each computer subject to review. These service providers have longstanding and entrenched relationships with the corporations that are subject to large-scale discovery inquiries or security breaches and the large law firms that are typically retained in connection with such discovery projects. Corporations and law firms may continue to prefer to use service providers because of these ongoing established relationships, and because the service providers are widely known and accepted within the legal community, and may resist adoption of our eDiscovery solutions. Moreover, the expense of relying on an outsourced service provider may frequently be covered by the corporation’s insurance policy that is otherwise covering the expense of the litigation, including complying with requests for discovery, while implementation of our eDiscovery products would require a significant unreimbursed capital expenditure by the corporation. The failure of corporations and law firms to adopt our eDiscovery products for eDiscovery could have a material adverse effect on our sales and results of operations.

The exercise price of certain warrants may be substantially below the market price of our stock at the time of exercise which could potentially have a negative impact on our stock price.

In conjunction with the acquisition of Gupta Technologies LLC in November 2006, we issued 670,000 warrants and as of April 30, 2011, 435,994 warrants remained outstanding, which are exercisable at fixed exercise prices ranging from $1.35 per share to $1.90 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current or exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

In conjunction with private placement issuance of common stock shares in April 2004, we issued 190,182 warrants and as of April 30, 2011, 190,182 warrants remained outstanding, which are exercisable at a fixed exercise price of $2.75 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current or exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

In conjunction with the acquisition of Daegis in June 2010, we obtained debt financing and issued 718,860 warrants and as of April 30, 2011, 718,860 warrants remained outstanding, which are exercisable at a fixed exercise price of $2.45 per share. Subject to certain exceptions, these exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

To finance the cash portion of the merger with Daegis and provide working capital, the Company entered into a Revolving Credit & Term Loan Agreement with Hercules Technology on June 29, 2010 (the “Hercules Loan Agreement”). Under the Hercules Loan Agreement, we granted to Hercules a first priority security interest in substantially all of our assets. On June 30, 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”). Under the Wells Fargo Credit Agreement, we granted to Wells Fargo a first priority security interest in substantially all of our assets. If we default on the Wells Fargo Credit Agreement and are unable to cure the default pursuant to the terms of the agreement, our lender could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off the debts, which could seriously harm our business. Furthermore, we may enter into other secured credit or loan agreements in the future. The proceeds from the Wells Fargo Credit Agreement were used to pay off the Hercules Loan Agreement and upon such pay-off Hercules’ security interest was released.

Our debt agreements contain certain restrictions that may limit our ability to operate our business.

The agreements governing our debt contain, and any other future debt agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including but not limited to, in each case subject to certain exceptions, restrictions on our ability to incur additional indebtedness, grant liens, consolidate, merge or sell our assets unless specified conditions are met, acquire other business organizations, make investments, redeem or repurchase our stock, and change the nature of our business.

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, such as strategic acquisitions or joint ventures.

We are subject to intense competition.

We have experienced and expect to continue to experience intense competition from current and future competitors including EMC, IBM, Microsoft, Oracle, and Symantec. Often, these competitors have significantly greater financial, technical, marketing and other resources than Daegis, in addition to having greater name recognition and more extensive customer bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 55%, 45% and 61% of our software license revenues for fiscal 2011, 2010 and 2009, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers accounted for 28%, 50% and 68% of our total revenues, with the remainder from North America, in fiscal 2011, 2010 and 2009, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Asia Pacific operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

Our stock price may be subject to volatility.

The Company’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Daegis or its competitors; general conditions in the computer industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in our relationships with our customers, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in our senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

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

The Company’s quarterly operating results have varied significantly in the past and we expect that they could vary significantly in the future. Such variations could result from the following factors: the size and timing of significant orders and their fulfillment; demand for our products; the quantity, timing and significance of our product enhancements and new product announcements or those of our competitors; our ability to attract and retain key employees; seasonality; changes in our pricing or our competitors’; realignments of our organizational structure; changes in the level of our operating expenses; incurrence of extraordinary operating expenses, changes in our sales incentive plans; budgeting cycles of our customers; customer order deferrals in anticipation of enhancements or new products offered by us or our competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

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

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. There can be no assurance that, despite testing by us and current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have an adverse effect upon our business, operating results and financial condition. Additionally, if the release dates of any future Daegis product line additions or enhancements are delayed or if, when released, they fail to achieve market acceptance, our business, operating results, financial condition and cash flows would be adversely affected.

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

Daegis is dependent on third-party suppliers for software which is embedded in some of its products. We believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company. However, if any such third-party licenses were terminated, or not renewed, or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing such products, which could require payment of additional fees to third parties or internal development costs and delays that might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could adversely affect our business, operating results and financial condition.

We may be subject to violations of our intellectual property rights.

Daegis relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite our efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our technology exists, piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate and, to the extent such rights are not adequate, other companies could independently develop similar products using similar technology.

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

Our future performance depends on the continued service of key technical, sales and senior management personnel. With the exception of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Operating Officer, there are no other Daegis technical, sales, executive or senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

We may be adversely affected by the loss of one or more of our larger customers.

Some of our key customers account for a large portion of our revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. For the year ended April 30, 2011, we had one customer that accounted for 15% of consolidated revenues and one customer that accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011. For the year ended April 30, 2010, we had one customer that accounted for 14% of consolidated revenues and one customer that accounted for 11% of consolidated revenues. No single customer accounted for 10% or more of consolidated revenues in the year ended April 30, 2009.

System failures caused by events beyond our control could adversely affect computer equipment and electronic data on which our operations depend.

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. While we continue to improve our disaster recovery processes, system failures and other interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition.We have a redundant data center with the intent to mitigate these risks, however, it is located in a similar geographic area and a large scale disaster could potentially disrupt both facilities.

Our disclosure controls and procedures and our internal control over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances.

While we believe we currently have adequate internal control over financial reporting, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems. Any breakdown in our control systems, whether or not foreseeable by management, could cause investors to lose confidence in the accuracy of our financial reporting and may have an adverse impact on our business and on the market price for the Company’s common stock.

If we do not maintain effective internal controls and systems, our business may suffer and the value of our shareholders’ investment may be harmed.

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). For the fiscal year ended April 30, 2010, we identified material weaknesses with regard to accounting for common stock warrant instruments and contingent consideration that required a restatement of prior period results. We have taken remedial measures to correct such material weaknesses and expect to continue to evaluate our controls and make improvements as necessary. However, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

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

Economic or other business factors may lead us to further write down the carrying amount of our goodwill or long-lived assets, which could have a material and adverse effect on our results of operations.

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. As a result of our most recent fourth quarter assessment, we recorded impairment charges of $1.1 million for the goodwill related to the acquisition of Ciphersoft, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One, representing 100% of its carrying value. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

ITEM 2. PROPERTIES

The Company’s principal administrative offices and headquarters are in Roseville, California where we lease a 17,660 square foot facility. This lease is for a period of 68 months and ends in April 2014. We also lease offices in the San Francisco, New York, Chicago, New Jersey, United Kingdom, France, and Canada. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2011, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. Reserved

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

For all of fiscal 2008 and through August 24, 2008 of fiscal 2009, the Company’s common stock was traded on the Over-The-Counter Bulletin Board (OTC BB) under the symbol UFYC.OB. Beginning on August 25, 2008, the Company began trading on the NASDAQ under the symbol UNFY. On July 6, 2011 the Company changed its name to Daegis Inc. In connection with the name change, the Company has changed its trading symbol to DAEG. The following table sets forth the lowest and highest sale price of our common stock, as reported on the over-the-counter market or the NASDAQ for the periods presented. For common stock traded on the OTC BB, quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal 2011
Fourth Quarter	$3.78	$2.29
Third Quarter	3.40	2.76
Second Quarter	3.45	3.00
First Quarter	3.65	2.73

Fiscal 2010
Fourth Quarter	$3.72	$2.95
Third Quarter	3.38	2.64
Second Quarter	3.60	2.50
First Quarter	3.90	2.40

Common Stockholders of Record

As of June 16, 2011, there were approximately 263 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

Daegis maintains a compensation plan that provides for the issuance of its Common Stock to officers, directors, other employees or consultants. This plan is known as the 2010 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 2001 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. In fiscal 2003, the Board adopted, without a need for shareholder approval, the 2002 Director Restricted Stock Plan (the “Director Restricted Stock Plan”) as part of a program to provide compensation we felt was necessary to attract, retain and reward members of our Board of Directors who were willing to provide the time and energy that we believe is required to meet our business goals. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2011:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,905,034	$3.42	1,262,746
Equity compensation plans not approved by stockholders:
Director Restricted Stock Plan (2)	96,138	$2.45	3,862
Non-Plan Options (3)	330,400	$2.94	0

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	There were 96,138 shares awarded and outstanding under this plan on April 30, 2011. This plan was terminated on November 10, 2010 and no additional shares will be issued under this plan.

(3)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2011 (3)	2010 (2)	2009	2008	2007 (1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$4,674	$7,634	$8,136	$8,539	$4,432
Maintenance and hosting	23,239	14,217	11,240	10,551	6,155
Consulting and implementation services	19,080	6,741	1,216	735	600
Total revenues	46,993	28,592	20,592	19,825	11,187
Cost of Revenues:
Software licenses	154	346	244	226	377
Maintenance and hosting	2,084	1,807	985	823	734
Consulting and implementation services	10,232	3,932	1,075	551	290
Total cost of revenues	12,470	6,085	2,304	1,600	1,401
Gross profit	34,523	22,507	18,288	18,225	9,786
Operating Expenses:
Product development	7,736	6,470	2,907	3,498	2,360
Selling, general and administrative	24,718	17,664	12,494	12,002	8,314
Impairments of goodwill and intangible assets	15,964	—	—	—	—
Change in fair value of contingent consideration	(164)	(2,093)	—	—	—
Total operating expenses	48,254	22,041	15,401	15,500	10,674
Income (loss) from operations	(13,731)	466	2,887	2,725	(888)
Other income (expense):
Gain (loss) from change in fair value of common stock
warrant liability	519	(192)	—	—	—
Interest expense	(3,406)	(267)	(194)	(900)	(527)
Other, net	8	(14)	(124)	130	136
Total other income (expense)	(2,879)	(473)	(318)	(770)	(391)
Income (loss) before income taxes	(16,610)	(7)	2,569	1,955	(1,279)
Provision (Benefit) for income taxes	55	(131)	179	324	82
Income (loss) from continuing operations	(16,665)	124	2,390	1,631	(1,361)
Loss from discontinued operations	—	—	—	—	(1,445)
Net income (loss)	$(16,665)	$124	$2,390	$1,631	$(2,806)

Net income (loss) per share:
Basic earnings per share:
Continuing operations	$(1.23)	$0.01	$0.34	$0.25	$(0.23)
Discontinued operations	—	—	—	—	(0.24)
Net income (loss) per share	$(1.23)	$0.01	$0.34	$0.25	$(0.47)

Dilutive earnings per share:
Continuing operations	$(1.23)	$0.01	$0.32	$0.23	$(0.23)
Discontinued operations	—	—	—	—	(0.24)
Net income (loss) per share	$(1.23)	$0.01	$0.32	$0.23	$(0.47)
Shares used in computing net income (loss) per share:
Basic	13,552	9,691	6,991	6,423	5,927
Diluted	13,552	10,182	7,582	7,105	5,927
Consolidated Balance Sheet Data
Cash and cash equivalents	$4,577	$3,055	$6,147	$2,692	$2,064
Working capital (deficit)	3,512	(5,997)	1,317	(1,157)	(3,343)
Total assets	62,734	36,861	21,081	16,678	15,654
Long term debt, net	24,731	12	837	1,334	4,910
Total stockholders' equity	18,034	19,442	9,303	5,419	469

(1)	The Company acquired Gupta Technologies LLC on November 20, 2006, so the fiscal 2007 results include only the activity through the end of the fiscal year.

(2)	The Company acquired AXS-One, Inc. on June 30, 2009, so the fiscal 2010 results include ten months of operations from AXS-One, Inc.

(3)	The Company acquired Strategic Office Solutions, Inc. dba Daegis on June 29, 2010. As such, the fiscal 2011 results include ten months of operations from Strategic Office Solutions, Inc. dba Daegis.

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

Overview

Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us” or “our”) is a global provider of application development, data management, migration, archiving software, and eDiscovery solutions. Our tools and database software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our archiving and eDiscovery solutions meet an organization’s requirement to archive, discover and preserve electronically stored information for eDiscovery, regulatory compliance, and information governance.

The Company sells its solutions through two segments. The segments are the eDiscovery and Integrated Content Archiving Solutions segment and the Database and Development Products (“DDP”) and Modernization and Migration Solutions segment.

On June 29, 2010, the Company purchased Strategic Office Solutions, Inc. dba Daegis for approximately $37.4 million. Payment was made in the form of $24.0 million in cash, $7.2 million in equity, and $6.2 million in convertible notes which were subsequently converted into equity on September 1, 2010.

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

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting and implementation services are performed on a “best efforts” basis and may be billed under time-and-materials or fixed price arrangements. Revenues and expenses relating to providing consulting services are generally recognized as the services are performed. Revenue from hosting activities, which consist of fees for storing customer data, are recognized as the services are performed, and the associated costs are expensed as incurred.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. As a result of the impairment test, the Company recoded $1.5 million and $14.5 million for the impairments of goodwill and intangible assets of CipherSoft and AXS-One, respectively. The Unify and Daegis business units were not at risk of failing step one of the impairment test. Refer to Item 15, Note 4 for additional discussion of the goodwill and intangible asset impairment test.

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

As of April 30, 2011, the Company had $21.2 million of deferred tax assets related principally to net operating loss and capital loss carryforwards, reserves and other accruals, and various tax credits. The Company’s ability to utilize net operating loss carryforwards may not be fully realized because of certain limitations imposed by the tax law related to changes in ownership. In addition, the Company’s ability to ultimately realize its deferred tax assets is contingent upon the Company achieving taxable income in the future. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Accordingly, management concluded that a valuation allowance be recorded to offset these deferred tax assets. Should we determine that Daegis would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the valuation allowance would be recognized in the period such determination was made.

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

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2011	2010	2009
Revenues:
Software licenses	10.0%	26.7%	39.5%
Maintenance and hosting	49.4	49.7	54.6
Consulting and implementation services	40.6	23.6	5.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	0.3	1.2	1.2
Maintenance and hosting	4.4	6.3	4.8
Consulting and implementation services	21.8	13.8	5.2
Total cost of revenues	26.5	21.3	11.2
Gross profit	73.5	78.7	88.8

Operating expenses:
Product development	16.5	22.6	14.1
Selling, general and administrative	52.6	61.8	60.7
Impairments of goodwill and intangible assets	34.0	—	—
Change in fair value of contingent consideration	(0.4)	(7.3)	—
Total operating expenses	102.7	77.1	74.8
Income (loss) from operations	(29.2)	1.6	14.0
Other income (expense):
Gain (loss) from change in fair value of common stock warrant liability	1.1	(0.7)	0.0
Interest expense	(7.3)	(0.9)	(0.9)
Other, net	0.0	(0.1)	(0.6)
Total other income (expense)	(6.2)	(1.7)	(1.5)
Income (loss) before income taxes	(35.4)	(0.1)	12.5
Provision (benefit) for income taxes	0.1	(0.5)	0.9
Net income (loss)	(35.5)%	0.4%	11.6%

Total Revenues

The Company generates revenue from eDiscovery software and service sales and software license sales and related services, including maintenance, support and consulting services. All of our eDiscovery software and services sales are sold by our direct sales force in the United States. We license our software through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 55%, 45%, and 61% of our software license revenues for fiscal 2011, 2010 and 2009, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 28%, 50%, and 68% of total revenues in fiscal years 2011, 2010 and 2009, respectively.

Total revenues in fiscal 2011 were $47.0 million, an increase of $18.4 million, or 64% from fiscal 2010 revenues of $28.6 million. Total software license revenues in fiscal 2011 were $4.7 million, a decrease of $2.9 million or 39% from fiscal 2010 software license revenues of $7.6 million. The decrease in software license revenue was primarily due to a large license sale that occurred in 2010 that did not occur in 2011. Total maintenance and hosting revenues were $23.2 million in fiscal 2011, an increase of $9.0 million or 63% from fiscal 2010 maintenance and hosting revenues of $14.2 million. The increase in maintenance and hosting revenues was primarily due to the acquisition of Daegis in June, 2010. Total consulting and implementation services revenue in fiscal 2011 was $19.1 million, an increase of $12.3 million or 183% from fiscal 2010 consulting and implementation services revenue of $6.8. The increase in consulting and implementation services revenue was primarily due to the acquisition of Daegis in June, 2010. Total revenues in fiscal 2010 were $28.6 million, an increase of $8.0 million or 39% from fiscal 2009 revenues of $20.6 million. Total software license revenues in fiscal 2010 were $7.6 million, a decrease of $0.5 million or 6% from fiscal 2009 software license revenues of $8.1 million. Total maintenance and hosting revenues were $14.2 million in fiscal 2010, an increase of $3.0 million or 26% from fiscal 2009 maintenance and hosting revenues of $11.2 million. The increase in maintenance and hosting revenues was primarily due to the acquisition of AXS-One, Inc. in June 2009. Total consulting and implementation services revenue in fiscal 2010 was $6.8 million compared to $1.2 million in fiscal 2009. The increase in consulting and implementation services revenue was primarily related to a multi-million dollar database migration project for a governmental entity. This increase offset the decline in total revenues from the tools and database business that was impacted by the deterioration in the worldwide economic conditions during fiscal 2010.

For fiscal 2011 and 2010, total revenues from the United States were 72% and 50% of total revenues, respectively. Total revenue from the United States in absolute dollars was $34.0 million for fiscal 2011 and $14.3 million for fiscal 2010. The increase is primarily due to the additional revenue in fiscal 2011 from Daegis, which operates entirely in the United States. Total revenue from all other countries was $13.0 million for fiscal 2011 and $14.3 million for fiscal 2010. On a percentage basis, revenue from other countries was 28% for fiscal 2011 and 50% for fiscal 2010.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists primarily of royalty payments and the amortization of purchased technology from third parties that is amortized ratably over the technology’s expected useful life. Cost of software licenses was $0.2 million for fiscal 2011, $0.3 million for fiscal 2010 and $0.2 for fiscal 2009.

Cost of Maintenance and Hosting. Cost of maintenance and hosting consists primarily of employee, facilities and travel costs incurred in providing customer support under software maintenance contracts and third party consulting services. Total cost of maintenance and hosting was $2.1 million for fiscal 2011, $1.8 million for fiscal 2010 and $1.0 million for fiscal 2009. Our cost of maintenance and hosting as a percent of maintenance and hosting revenues was 9% in fiscal 2011, 13% in fiscal 2010 and 9% in 2009. The increase in the percentage of cost of maintenance and hosting expenses to maintenance and hosting revenue in fiscal 2010 versus fiscal 2009 was due primarily to the acquisition of AXS-One which has a higher proportion of costs of maintenance than most of the Company’s other products. The decrease in the percentage of cost of maintenance and hosting expenses to maintenance and hosting revenue in fiscal 2011 is primarily due to the acquisition of Daegis which has a lower proportion of costs of maintenance and hosting than most of the Company’s other products.

Cost of Consulting and Implementation Services. Costs of consulting and implementation services consists primarily of both expenses associated with employees involved in consulting and implementation projects and also expenses related to third party assistance. Cost of consulting and implementation services was $10.2 million in fiscal 2011, $3.9 million in fiscal 2010, and $1.1 million in fiscal 2009. The increase in cost of consulting and implementation services in fiscal 2011 over fiscal 2010 is primarily due to additional costs for the project management and litigation readiness consultants from the acquisition of Daegis in June 2010. The increase in cost of consulting and implementation services in fiscal 2010 over fiscal 2009 is primarily related to a multi-million dollar database migration project for a governmental entity.

Operating Expenses

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2011 were $7.7 million compared to $6.5 million in fiscal 2010 and $2.9 million in fiscal 2009. The increase in product development costs in fiscal 2011 compared to fiscal 2010 was primarily the result of expenses related to additional headcount resulting from our acquisition of Daegis in June 2010. The increase in product development costs in fiscal 2010 compared to fiscal 2009 was primarily the result of expenses related to additional headcount resulting from our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $24.7 million in fiscal 2011, $17.7 million for 2010 and $12.5 million for 2009. The increase in SG&A costs in fiscal 2011 was primarily the result of expenses related to our acquisition of Daegis in June 2010. During fiscal 2011, the Company incurred approximately $1.4 million related to the transaction costs for the Daegis acquisition as well as additional operating costs that continued post acquisition. The increase in SG&A costs in fiscal 2010 was primarily the result of expenses related to our acquisition of CipherSoft in January 2009 and our acquisition of AXS-One in June 2009. During fiscal 2010, the Company incurred approximately $1.4 million related to the transaction costs for the AXS-One acquisition and salary continuation and severance costs for AXS-One staff that were eliminated post acquisition. As a percentage of total revenue, SG&A expenses were 53% in fiscal 2011, 62% in fiscal 2010 and 61% in fiscal 2009. The major components of SG&A for fiscal 2011 were sales expenses of $7.9 million, marketing expenses of $2.6 million and general and administrative expenses of $14.2 million. The major components of SG&A for fiscal 2010 were sales expenses of $8.2 million, marketing expenses of $1.5 million and general and administrative expenses of $8.0 million. The major components of SG&A for fiscal 2009 were sales expenses of $6.5 million, marketing expenses of $0.9 million and general and administrative expenses of $5.1 million.

Impairments of Goodwill and Intangible Assets. In connection with the Company’s annual impairment analysis, in fiscal 2011 the Company recorded impairment charges of $1.1 million for the goodwill related to the acquisition of CipherSoft, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One, representing 100% of its carrying value. Additionally, the Company recorded impairment charges of $0.4 million for the intangible assets related to the acquisition of CipherSoft and $3.3 million for the intangible assets related to the acquisition of AXS-One. The primary reason for these impairment charges is the Company’s fourth quarter of fiscal 2011 decision to redirect its business focus and allocate more resources into growing the eDiscovery business which caused us to reduce our estimates of projected revenue and cash flows for CipherSoft and AXS-One.

Change in Fair Value of Contingent Consideration. In applying ASC 805 to the June 2009 acquisition of AXS-One, the Company calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as adjustments in the statement of operations. There were no contingent consideration arrangements related to the June 2010 acquisition of Daegis.

Gain (Loss) from Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the year ended April 30, 2011 resulted in a gain of $519,000, due primarily to a decrease in the Company’s common stock share price during the period. The change in the fair value of common stock warrant liability for the year ended April 30, 2010 resulted in a loss of $192,000, due primarily to an increase in the Company’s common stock share price during the period.

Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $3.4 million, $0.3 million and $0.2 million in fiscal 2011, 2010 and 2009, respectively. Fiscal 2011 interest expense consists primarily of interest incurred on notes payable resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was $8,000,($14,000) and ($124,000) in fiscal 2011, 2010 and 2009, respectively.

Provision (Benefit) for Income Taxes. For fiscal 2011, the Company recorded $39,000 in foreign tax benefit and $94,000 for state and federal tax expense. For fiscal 2010, the Company recorded $65,000 in foreign tax benefit and $66,000 for state and federal tax benefit. For fiscal 2009, the Company recorded $27,000 in foreign tax benefit and $206,000 for state or federal tax expense.

Liquidity and Capital Resources

At April 30, 2011, the Company had cash and cash equivalents of $4.6 million, compared to $3.1 million at April 30, 2010. The Company had net accounts receivable of $15.7 million as of April 30, 2011 and $6.2 million as of April 30, 2010. The increase in accounts receivable and cash from April 30, 2010 to April 30, 2011 was primarily the result of accounts receivable and cash acquired related to the June 2010 acquisition of Daegis.

In June 2010, the Company entered into the Hercules Loan Agreement. In order to secure its obligations under the Hercules Loan Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Hercules Loan Agreement consists of a term note and a revolving credit note agreement. The term note is for $24.0 million payable over 5 years with escalating principal payments of 5%, 10%, 15%, 20% and 50% annually. The Company incurs interest on the term note at the prevailing LIBOR rate plus 8.50% per annum with a minimum rate of 10.50% (10.50% at April 30, 2011) plus 2% interest to be paid in kind. As of April 30, 2011 there is $24.0 million outstanding on the term note of which $1.6 million is current. Under the terms of the revolver the Company can borrow up to $6.0 million. The amount that can be borrowed under the revolver is based on the amount of eligible accounts receivable outstanding. As of April 30, 2011, the Company was eligible to borrow the entire $6.0 million. The Company incurs interest expense on funds borrowed on the revolver at the prevailing LIBOR rate plus 7.50% per annum with a minimum rate of 9.50% (9.50% at April 30, 2011). As of April 30, 2011 there is $3.0 million outstanding on the revolving line of credit, none of which is current. All outstanding amounts under the Hercules Loan Agreement were repaid in June 2011 from the proceeds of the loans provided under the Wells Fargo Credit Agreement.

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

In addition, the Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such ratios contained in the Hercules Loan Agreement. The Hercules Loan Agreement also contains various information and reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2011.

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

In June 2011, the Company refinanced the Hercules Term Loan and Credit Facility that was entered into in conjunction with the acquisition of Daegis in June, 2010. As part of the refinancing, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”). The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $300,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at the date of closing). Term Note B is a four year note for $4.0 million payable in full at maturity. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at the date of closing). Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at the date of closing). The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue.

Additionally, in June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences.

In conjunction with the Daegis acquisition in June 2010, the Company issued $6.2 million in convertible notes. The notes consisted of a $5.0 million Subordinated Purchase Note and a $1.2 million Subordinated Indemnity (Escrow) Note. On September 1, 2010 the Company converted the Subordinated Purchase Note and all related accrued interest into 1,448,614 shares of common stock at a conversion price of $3.50 per share. On September 1, 2010 the Company also converted the Subordinated Indemnity (Escrow) Note and all related accrued interest into 344,667 shares of common stock at a conversion price of $3.50 per share. Both notes were cancelled upon conversion.

We believe that existing cash of $4.6 million as of April 30, 2011, along with forecasted operating cash flows and the credit facilities under the Wells Fargo Credit Agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2012. Our operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flows. In fiscal 2011, we had cash flows used in operations of $0.9 million. This compares to cash used in operations of $1.4 million in fiscal 2010 and cash provided by operations of $3.8 million in fiscal 2009. Cash flows used in operations for fiscal 2011 principally resulted from $16.7 million of net losses, a $4.0 million increase in accounts receivable, an increase of $0.2 million in prepaid expenses and other current assets, a $1.0 million increase in other long term assets, a $1.8 million decrease in deferred revenue, a change in fair value of contingent consideration of $0.2 million, and a $0.5 million gain from the change in fair value of common stock warrant liability. Offsetting these amounts was an increase in accounts payable of $0.7 million, an increase in accrued compensation of $0.6 million, an increase in other long term liabilities of $0.2 million, $3.6 million in amortization of intangible assets, $0.8 million in depreciation, $0.2 million in amortization of discount on notes payable, $0.4 million in interest paid in kind, $1.0 million in stock based expenses, and $16.0 million in impairments of goodwill and intangible assets.

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

Investing Cash Flows. Cash used in investing activities was $22.7 million for fiscal 2011. The cash used consisted of $21.8 million related to the acquisition of Daegis, net of acquired cash, and $0.9 million related to the purchase of property and equipment. Cash used in investing activities was $17,000 in fiscal 2010. Cash used in investing activities was $842,000 in fiscal 2009. The use of cash consisted of $542,000 related to the acquisition of CipherSoft Inc., $190,000 related to the purchase of property and equipment and $110,000 related to payments on acquisitions.

Financing Cash Flows. Net cash provided by financing activities in fiscal 2011 was $25.2 million. In fiscal 2011 sources of cash included $24.0 million from borrowings on term loan and $4.5 million from borrowing on revolving line of credit. This amount was offset by cash used of $1.9 million in payments on revolving line of credit and $1.4 million in principal payments under debt obligations. Net cash used in financing activities in fiscal 2010 was $1.6 million. In fiscal 2010 uses of cash included $1.9 million of principal payments under debt obligations. This amount was offset by proceeds of $0.4 million from borrowings on revolving line of credit. Net cash provided by financing activities in fiscal 2009 was $1.1 million. In fiscal 2009 sources of cash included $1.2 million in proceeds from the exercise of warrants and $1.0 million from borrowings under debt obligations. This amount was offset by a payment of $1.1 million for principal payments under debt obligations.

A summary of certain contractual obligations as April 30, 2011 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$26,959	$1,600	$6,800	$18,559	$—
Estimated interest expense	8,443	2,508	4,299	1,636	—
Other liabilities	91	—	—	—	91
Capital lease obligations	517	269	248	—	—
Operating leases	4,855	1,681	2,100	927	147
Total contractual cash obligations	$40,865	$6,058	$13,447	$21,122	$238

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the Accounting Standards Codification (“Codification” or "ASC") as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting literature not included in the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB’s Codification project, but it did change the way guidance is organized and presented. As a result, these changes impacted how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Report by providing a plain English approach when describing any new or updated authoritative guidance.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance became effective for Daegis May 1, 2011. The Company is currently assessing the impact of the adoption of this guidance.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for Daegis May 1, 2011. The Company is currently assessing the impact of the adoption of this guidance.

In December 2010, the FASB issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance became effective for Daegis May 1, 2011. The Company is currently assessing the impact of the adoption of this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $4.6 million as of April 30, 2011. Daegis had no short-term investments at April 30, 2011.

Daegis does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

In June 2010, the Company entered into the Hercules Loan Agreement. The Hercules Loan Agreement consists of a $24.0 million term note and a revolving credit note agreement whereby Hercules would provide up to $6.0 million. The term note and revolving line of credit have interest rate of LIBOR plus 8.50% and 7.50%, respectively. The minimum LIBOR used in the interest rate is 2.0%. LIBOR at April 30, 2011 is approximately 0.7%. Should the LIBOR interest rate increase above 2.0% during the life of the term loan and of the revolver, the Company would have exposure to interest rate risk. As of April 30, 2011, there was $24.0 million outstanding on the term note and $3.0 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Daegis takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At April 30, 2011 the Company had cash held in foreign currencies of $588,000 in Euros, $46,000 in Canadian dollars, $260,000 in pounds sterling, and $80,000 in Australian dollars. At April 30, 2011 the Company had accounts receivable in foreign currencies of $1,423,000 in Euros, $357,000 in pounds sterling, $386,000 in Australian dollars, $13,000 in Canadian dollars, $80,000 in Japanese yen, $24,000 in Polish zloty, $11,000 in Singapore dollars, $3,000 in Hong Kong dollars, and $190,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. In the fourth quarter of fiscal 2011, we have enhanced our processes to better evaluate our research and understanding of the nuances of complex accounting standards. Our enhancements included providing training to accounting staff relative to the application and interpretations of Accounting Standards Codification (ASC) 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity” and ASC 805 – “Business Combinations”. We also increased communication among our legal and finance personnel. Additionally, we retained a third party professional to assist us with the interpretation and application of new and complex accounting guidance. There have been no other changes in our internal controls over financial reporting during the fiscal year ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2011, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2011.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Directors and Executive Officers of the Registrant” in Part I of this report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the sections entitled “Directors, Executive Officers and Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2011 Proxy Statement under sections entitled “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the information to be contained in our 2011 Proxy Statement under sections entitled “Stock Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information to be contained in our 2011 Proxy Statement under sections entitled “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the information to be contained in our 2011 Proxy Statement under sections entitled “Principal Accounting Fees and Services”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements

     Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     2. Exhibits — See Item 15(b) below.

(b) Exhibits

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.4		Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

4.5		Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6		Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7	**	Loan and Security Agreement, dated June 29, 2010, by and among Unify Corporation and Hercules Technology II, L.P.	8-K	001-11807	10.2	July 1, 2010

4.8		Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.9		Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.10		Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.11		Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.12		Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

4.13	**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011

4.14		Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011

4.15	**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011

10.1	*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2	*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3	*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.4		Note Exchange Agreement, dated April 16, 2009, between and among Unify and holders of certain convertible notes of AXS-One Inc., a Delaware corporation	8-K	001-11807	10.1	April 20, 2009

10.5	*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.6	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.7	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**
A portion of the exhibit has been omitted and confidential treatment for the omitted information has been requested. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFY CORPORATION

By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer

Dated: July 25, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	July 25, 2011
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	July 25, 2011
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	July 25, 2011
Steven D. Whiteman

/s/ TIMOTHY P. BACCI	Director	July 25, 2011
Timothy P. Bacci

/S/ ROBERT M. BOZEMAN	Director	July 25, 2011
Robert M. Bozeman

/s/ RICHARD M. BROOKS	Director	July 25, 2011
Richard M. Brooks

/s/ TERY R. LARREW	Director	July 25, 2011
Tery R. Larrew

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Daegis Inc.

We have audited the accompanying consolidated balance sheets of Daegis Inc. (formerly Unify Corporation) and subsidiaries (collectively, the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daegis Inc. (formerly Unify Corporation) and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Reno, Nevada
July 25, 2011

DAEGIS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,	April 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,577	$3,055
Accounts receivable, net of allowances of $503 in 2011, and $262 in 2010	15,670	6,194
Prepaid expenses and other current assets	1,166	493
Total current assets	21,413	9,742

Property and equipment, net	2,240	350
Goodwill	25,161	17,928
Intangibles, net	12,396	8,613
Other assets, net of allowances of $91 in 2011, and $82 in 2010	1,524	228
Total assets	$62,734	$36,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,433	$380
Current portion of long term debt	1,869	1,397
Accrued compensation and related expenses	2,894	1,308
Common stock warrant liability	1,623	1,047
Other accrued liabilities	2,131	2,349
Deferred revenue	7,951	9,258
Total current liabilities	17,901	15,739

Long term debt, net of current portion	24,731	12
Deferred tax liabilities, net	555	557
Other long term liabilities	1,513	1,111
Total liabilities	44,700	17,419

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; no shares	—	—
issued or outstanding
Common stock, $0.001 par value; 40,000,000 shares authorized, 14,578,277	15	10
and 10,476,633 shares outstanding in 2011 and 2010
Additional paid-in capital	95,111	79,919
Accumulated other comprehensive income	443	383
Accumulated deficit	(77,535)	(60,870)
Total stockholders’ equity	18,034	19,442
Total liabilities and stockholders’ equity	$62,734	$36,861

See accompanying notes.

Daegis Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2011	2010	2009
Revenues:
Software licenses	$4,674	$7,634	$8,136
Maintenance and hosting	23,239	14,217	11,240
Consulting and implementation services	19,080	6,741	1,216
Total revenues	46,993	28,592	20,592

Cost of Revenues:
Software licenses	154	346	244
Maintenance and hosting	2,084	1,807	985
Consulting and implementation services	10,232	3,932	1,075
Total cost of revenues	12,470	6,085	2,304
Gross profit	34,523	22,507	18,288

Operating Expenses:
Product development	7,736	6,470	2,907
Selling, general and administrative	24,718	17,664	12,494
Impairments of goodwill and intangible assets	15,964	—	—
Change in fair value of contingent consideration	(164)	(2,093)	—
Total operating expenses	48,254	22,041	15,401
Income (loss) from operations	(13,731)	466	2,887
Other income (expenses)
Gain (loss) from change in fair value of common stock
warrant liability	519	(192)	—
Interest expense	(3,406)	(267)	(194)
Other, net	8	(14)	(124)
Total other income (expense)	(2,879)	(473)	(318)
Income (loss) before income taxes	(16,610)	(7)	2,569
Provision (benefit) for income taxes	55	(131)	179
Net income (loss)	$(16,665)	$124	$2,390

Net income (loss) per share:
Basic	$(1.23)	$0.01	$0.34
Diluted	$(1.23)	$0.01	$0.32

Shares used in computing net income (loss) per share:
Basic	13,552	9,691	6,991
Diluted	13,552	10,182	7,582

See accompanying notes.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at April 30, 2008	6,980,749	$7	$68,215	$119	$(62,922)	$5,419
Components of comprehensive income:
Net income	—	—	—	—	2,390	2,390
Translation adjustments	—	—	—	(232)	—	(232)
Total comprehensive income						2,158
Issuance of common stock	20,000	—	52	—	—	52
Exercise of stock options	500	—	2	—	—	2
Conversion of warrants to stock	475,456	—	1,188	—	—	1,188
Stock-based compensation	—	—	484	—	—	484
Balances at April 30, 2009	7,476,705	7	69,941	(113)	(60,532)	9,303
Adoption of ASC805 related to warrants	—	—	(609)	—	(462)	(1,071)

Components of comprehensive income:
Net income	—	—	—	—	124	124
Translation adjustments	—	—	—	496	—	496
Total comprehensive income						620
Issuance of common stock	2,836,063	3	9,439	—	—	9,442
Exercise of stock options	7,911	—	13	—	—	13

Conversion of warrants and debt to stock	155,954	—	506	—	—	506
Stock-based compensation	—	—	629	—	—	629
Balances at April 30, 2010	10,476,633	10	79,919	383	(60,870)	19,442

Components of comprehensive loss:
Net loss	—	—	—	—	(16,665)	(16,665)
Translation adjustments	—	—	—	60	—	60
Total comprehensive loss						(16,605)
Issuance of common stock	2,307,363	2	7,956	—	—	7,958
Exercise of stock options	1,000	1	2	—	—	3
Conversion of debt to stock	1,793,281	2	6,274	—	—	6,276
Stock-based compensation	—	—	960	—	—	960
Balances at April 30, 2011	14,578,277	$15	$95,111	$443	$(77,535)	$18,034

See accompanying notes.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(16,665)	$124	$2,390
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	830	235	189
Amortization of intangible assets	3,589	2,398	809
Amortization of discount on notes payable	219	28	47
Interest paid in kind	409	—	—
Stock based compensation expense	960	629	484
Impairments of goodwill and intangible assets	15,964	—	—
Changes in fair value of contingent consideration	(164)	(2,093)	—
Loss (gain) from change in fair value of common stock warrant liability	(519)	192	—
Changes in operating assets and liabilities:
Accounts receivable	(3,988)	(1,164)	654
Prepaid expenses and other current assets	(168)	647	(209)
Other long term assets	(1,004)	52	74
Valuation allowance from acquisition	—	(220)	—
Accounts payable	663	(1,804)	130
Accrued compensation and related expenses	569	(187)	(425)
Accrued acquisition costs	—	(76)	7
Other accrued liabilities	3	(2,420)	381
Deferred revenue	(1,836)	2,739	(754)
Other long term liabilities	212	(470)	—
Net cash provided by (used in) operating activities	(926)	(1,390)	3,777
Cash flows from investing activities:
Acquisition, net of cash acquired	(21,804)	19	(542)
Purchases of property and equipment	(852)	(36)	(190)
Payments on acquisitions	—	—	(110)
Net cash used in investing activities	(22,656)	(17)	(842)
Cash flows from financing activities:
Proceeds from issuance of common stock	2	13	2
Proceeds from exercise of warrants	—	—	1,188
Borrowings on term loan	24,000	—	—
Borrowings on revolving line of credit	4,500	350	1,000
Payments on revolving line of credit	(1,900)	—	(1,000)
Principal payments under debt obligations	(1,449)	(1,940)	(133)
Net cash provided by (used in) financing activities	25,153	(1,577)	1,057
Effect of exchange rate changes on cash	(49)	(108)	(537)
Net increase (decrease) in cash and cash equivalents	1,522	(3,092)	3,455
Cash and cash equivalents, beginning of year	3,055	6,147	2,692
Cash and cash equivalents, end of year	$4,577	$3,055	$6,147

Supplemental cash flow information:
Cash paid during the year for interest	$2,225	$112	$81
Cash paid during the year for income taxes	$473	$79	$146
Supplemental non-cash financing activities:
Warrants converted into common stock	$—	$236	$—
Common stock issued in conjunction with acquisition	$7,217	$8,853	$—
Common stock issued with conversion of convertible notes	$6,274	$270	$—

See accompanying notes.

DAEGIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us” or “our”) is a global provider of application development, data management, migration, archiving software, and eDiscovery solutions. Our tools and database software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our archiving and eDiscovery solutions meet an organization’s requirement to archive, discover and preserve electronically stored information for eDiscovery, regulatory compliance, and information governance.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition and the assessment of the valuation of goodwill and other intangible assets, valuation allowance for deferred taxes, valuation of common stock warrant liabilities, estimates of stock based compensation, and the allowance for doubtful accounts receivable. Actual results could differ from these estimates.

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

Concentrations of Credit Risk and Credit Evaluations

Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily with four financial institutions which at times may exceed federal insured levels. The Company licenses its products principally to companies in the United States, Europe, Canada, Latin America, Russia, Japan, Singapore and Australia. For the year ended April 30, 2011, one customer accounted for 15% of consolidated revenues and another accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011. Both customers are in the eDiscovery and Integrated Content Archiving Solutions segment. For the year ended April 30, 2010, one customer accounted for 14% of consolidated revenues and another accounted for 11% of consolidated revenues. The customers are in the Database and Development Products (“DDP”) and Modernization and Migration Solutions segment and eDiscovery and Integrated Content Archiving Solutions segment, respectively. No single customer accounted for 10% or more of consolidated revenue in the year ended April 30, 2009. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside the United States. International revenues accounted for 28%, 50% and 68% of total revenues in fiscal years 2011, 2010 and 2009, respectively.

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

			Charges
	Balance at	Beginning	(Credits) to		Balance at
	Beginning	Balance From	Operating	Write-offs	End of
	of Year	Acquisition	Expenses	of Accounts	Year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2009	$169	$—	$73	$(59)	$183
Year ended April 30, 2010	183	50	74	(45)	262
Year ended April 30, 2011	262	207	160	(126)	503

Allowance for long-term accounts
receivable – reflected in other assets:
Year ended April 30, 2009	$96	$—	$(14)	$(2)	$80
Year ended April 30, 2010	80	—	2	—	82
Year ended April 30, 2011	82	—	9	—	91

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

Revenue from support and maintenance activities, which consist of fees for ongoing support and unspecified product updates, are recognized ratably over the term of the maintenance contract, typically one year, and the associated costs are expensed as incurred. Consulting and implementation services are performed on a “best efforts” basis and may be billed under time-and-materials or fixed price arrangements. Revenues and expenses relating to providing consulting services are generally recognized as the services are performed. Revenue from hosting activities, which consist of fees for storing customer data, are recognized as the services are performed, and the associated costs are expensed as incurred.

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

Stock-Based Compensation

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the fiscal years ended April 30, 2011, 2010, and 2009 equity-based compensation expense was comprised of the following (in thousands):

	April 30, 2011	April 30, 2010	April 30, 2009
Cost of Sales	$63	$17	$14
Product Development	154	122	75
Selling, General and Administrative	743	490	395
Total Equity-Based Compensation	$960	$629	$484

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of April 30, 2011. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
2012	$704
2013	421
2014	227
2015	33
Total	$1,385

The cost above is expected to be recognized over a weighted-average period of 1.28 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected life, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted average input assumptions used and resulting fair values for years ended April 30, 2011, 2010, and 2009, were as follows:

	Year Ended
	April 30,
	2011	2010	2009
Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	1.3%	1.9%	2.9%
Volatility	84%	92%	90%
Dividend yield	—	—	—
Weighted-average fair value of stock options granted during the year	$3.38	$2.84	$5.85
Forfeiture rate	20%	20%	20%

The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States treasury interest rates appropriate for the expected life of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company did not pay cash dividends in fiscal 2011, 2010, or 2009, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

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

A summary of the Company’s stock option activity for the fiscal year ended April 30, 2011 is as follows:

		Weighted	Weighted
		Average	average remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (in years)	value (1)
Outstanding at April 30, 2010	1,663,497	$3.34	7.12	$1,271,375
Granted	656,100	$3.38
Exercised	(16,000)	$1.28
Cancelled/expired	(151,414)	$3.15
Outstanding at April 30, 2011	2,152,183	$3.38	6.91	$550,903

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

The total intrinsic value of awards exercised during the year ended April 30, 2011 and 2010 was $26,339 and $11,996, respectively. The total fair value of awards vested during the year ended April 30, 2011 and 2010 was $1,108,446 and $722,896, respectively.

A summary of the Company’s nonvested stock option activity for the fiscal year ended April 30, 2011 is as follows:

		Weighted
		Average
		Fair
	Shares	Value
Nonvested at April 30, 2010	814,343	$2.18
Granted	656,100	$2.11
Vested	(445,159)	$2.49
Cancelled/expired	(140,430)	$1.74
Nonvested at April 30, 2011	884,854	$2.03

Fair Value of Common Stock Warrant Liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The Company values its warrants based on open form options pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Gain (loss) from change in fair value of common stock warrant liability.”

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

Income (loss) Per Share

Earnings per share guidance requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded for fiscal year 2011 as their effect would be antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and gains and losses on foreign currency translation.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2011 as a result of our acquisition of Daegis, we have determined that we have two reportable segments: Database and Development Products (“DDP”) and Modernization and Migration Solutions, and eDiscovery and Integrated Content Archiving Solutions. Prior to the first quarter of fiscal year 2011, the Company maintained three reportable segments, Database and Development Products (“DDP”), Integrated Content Archiving Solutions and Modernization and Migration Solutions. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on gross margins (total revenues less costs of revenues) before operating costs. We do not manage our operating costs on a segment basis as many of our sales, marketing and support personnel regularly work with products from all segments. Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

Reclassifications

Certain reclassifications have been made to the prior period consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on net income.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the Accounting Standards Codification (“Codification” or "ASC") as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting literature not included in the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB’s Codification project, but it did change the way guidance is organized and presented. As a result, these changes impacted how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Report by providing a plain English approach when describing any new or updated authoritative guidance.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance became effective for Daegis beginning May 1, 2011. The Company is currently assessing the impact of the adoption of this guidance.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for Daegis beginning May 1, 2011. The Company is currently assessing the impact of the adoption of this guidance.

In December 2010, the FASB issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance became effective for Daegis beginning May 1, 2011. The Company is currently assessing the impact of the adoption of this guidance.

Note 2. Acquisitions

CipherSoft Inc.

On January 30, 2009, the Company purchased privately held CipherSoft Inc. (“CipherSoft”), headquartered in Calgary, Canada, for approximately $628,000 plus the assumption of debt of $1,032,000 and future potential royalty payments to be paid over a four year period following the acquisition. The royalty payments are based on a percentage of revenue and will increase goodwill upon being earned. As of April 30, 2011, royalty payments earned totaled $187,000. CipherSoft is a leading Oracle partner for modernization and migration of Oracle applications and provides an additional application migration solution for the Company. Pursuant to the terms of the purchase agreement, the Company acquired all the outstanding stock of CipherSoft. CipherSoft did not represent the addition of a significant subsidiary.

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

AXS-One Inc.

On June 30, 2009, the Company acquired all of the issued and outstanding shares of common stock and warrants of AXS-One. The common stock and warrants were converted into, in the aggregate, 1,000,000 shares of Company common stock. The outstanding convertible notes of AXS-One with an aggregate outstanding principal and interest balance of approximately $13 million were exchanged for 1,642,600 shares of Company common stock. The note holders were also issued additional shares of Company common stock based on revenue generated from AXS-One’s products over 13 months after the effective date of the merger.

AXS-One provides integrated content archiving software solutions which enables organizations to implement secure, scalable and enforceable policies that address records management for corporate governance, legal discovery and industry regulations. The acquisition of AXS-One advances the Company’s growth strategy to acquire superior technology companies that can leverage its technology strengths, extensive customer base and worldwide distribution channel while enabling the combined company to meet a broader set of customers’ needs, accelerate direct and channel sales, and achieve cost synergies.

The goodwill of $11.2 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of the Company and AXS-One. All of the goodwill was assigned to the eDiscovery and Integrated Content Archiving Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands):

Consideration
Equity instruments (2,642,600 common shares of Unify)	$8,853
Contingent consideration arrangement	3,592

Fair value of total consideration	$12,445

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	561
Other assets	640
Property, plant and equipment	132
Identifiable intangible assets	8,065
Financial liabilities	(5,772)
Deferred revenue	(2,493)
Total identifiable net assets	1,250

Goodwill	11,195
$12,445

Acquisition related costs (included in selling, general and administrative expense in the
Company's statement of operations for the year ended April 30, 2010.)	$611

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

The contingent consideration arrangement required the Company to issue to the former holders of AXS-One convertible notes 0.35 shares of Company common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that the Company issued under the contingent consideration arrangement was 415,422. The fair value of the contingent consideration was $1.3 million, which resulted in a reduction in the acquisition liability of $164,000 and $2,093,000 and a corresponding reduction in operating expenses that was recorded in fiscal 2011 and 2010, respectively.

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

Strategic Office Solutions, Inc., dba Daegis

On June 29, 2010, the Company acquired all of the issued and outstanding shares of common stock of Strategic Office Solutions, Inc., dba Daegis, for approximately $37.4 million. Payment was made in the form of $24.0 million in cash, $7.2 million in equity, and $6.2 million in convertible notes. The Company issued 2,085,714 shares of common stock to the former owners of Daegis at $3.46 per share (closing market price on the acquisition date) for a total of $7.2 million. The notes consisted of a $5.0 million Subordinated Purchase Note and a $1.2 million Subordinated Indemnity (Escrow) Note. Under the terms of the Subordinated Purchase Note the Company incurred interest at 8% per annum. On September 1, 2010 the Company converted the Subordinated Purchase Note and all related accrued interest into 1,448,614 shares of common stock at a conversion price of $3.50 per share. Under the terms of the Subordinated Indemnity (Escrow) Note the Company incurred interest at 3% per annum for the first eighteen months and 8% per annum thereafter. On September 1, 2010 the Company converted the Subordinated Indemnity (Escrow) Note and all related accrued interest into 344,667 shares of common stock at a conversion price of $3.50 per share. Both notes were cancelled upon conversion.

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

The goodwill of $19.5 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of the Company and Daegis. All of the goodwill was assigned to the eDiscovery and Integrated Content Archiving Solutions segment. All of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of Unify)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,422
Other assets	705
Property, plant and equipment	1,867
Identifiable intangible assets	11,000
Financial liabilities	(3,366)
Total identifiable net assets	17,898

Goodwill	19,519
$37,417
Acquisition related costs (included in selling, general and administrative expense in the
Company's statement of operations for the year ended April 30, 2011)	$1,423

The fair value of the 2,085,714 common shares issued as part of the consideration paid for Daegis ($7,216,570) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

Based on the receipt of the final valuation, acquisition date provisional values were adjusted to decrease identifiable intangible assets by $3,700,000, increase goodwill by $4,445,000, decrease accounts receivable by $401,000, increase property, plant, and equipment by $161,000, and increase financial liabilities by $505,000. Intangible assets include technologies of $3.2 million, trademarks of $5.5 million, non-compete agreements of $0.2 million, and customer relationships of $2.1 million.

The amounts of Daegis’ revenue and earnings included in the Company’s consolidated statement of operations for the year ended April 30, 2011, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2010, or May 1, 2009, are:

			Net income (loss)
(in thousands, except per share amounts)	Revenue	Net income (loss)	per share
Actual from June 29, 2010 to April 30, 2011	$23,112	$5,805	$0.43
Supplemental pro forma from May 1, 2010 to April 30, 2011	$47,817	$(17,668)	$(1.30)
Supplemental pro forma from May 1, 2009 to April 30, 2010	$51,811	$(6,002)	$(0.62)

Note 3. Property and Equipment

Property and equipment at April 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Equipment	$4,946	$1,700
Furniture and leasehold improvements	1,181	602
	6,127	2,302
Less accumulated depreciation and amortization	(3,887)	(1,952)
Property and equipment, net	$2,240	$350

Note 4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2011 and April 30, 2010 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2011	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$—	$25,161	—
Finite Lives:
Customer - related	6,236	(2,187)	4,049	5 to 10 years
Technology-based	4,838	(1,777)	3,061	0.5 to 6 years
Trademarks	5,900	(758)	5,142	0.5 to 10 years
Trade name	100	(100)	—	2 years
Non-compete	200	(56)	144	3 to 3.3 years
Total	$42,435	$(4,878)	$37,557

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2010	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$17,928	$—	$17,928	—
Finite Lives:
Customer - related	4,136	(1,268)	2,868	5 to 10 years
Technology-based	6,787	(2,220)	4,567	0.5 to 6 years
Trademarks	1,500	(456)	1,044	0.5 to 5 years
Trade name	197	(140)	57	2 years
Backlog	100	(100)	—	0.5 years
Non-compete	103	(32)	71	3 to 3.3 years
Consulting Agreements	133	(127)	6	1 year
Total	$30,884	$(4,343)	$26,541

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for fiscal 2011 was $3,589,000. Amortization expense for the fiscal year ended April 30, 2010, was $2,398,000. The estimated future amortization expense related to intangible assets as of April 30, 2011, is as follows (in thousands):

Fiscal Year Ending April 30	Amount
2012	$2,115
2013	1,934
2014	1,878
2015	1,841
2016	1,425
Thereafter	3,203
Total	$12,396

The following table summarizes the activity in the Company's goodwill account during fiscal years 2011 and 2010:

	Years ended April 30,
	2011	2010
Balance, beginning of the year	17,928	6,425
Goodwill added through acquisition	19,519	11,195
Impairments of goodwill	(12,336)	—
Effect of exchange rate changes	—	205
Ciphersoft royalty payments	50	103
Balance, end of period	25,161	17,928

Goodwill at April 30, 2011, represents the excess of purchase prices of acquired companies over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:
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

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. The Company determined that the asset group to be tested for recoverability is at the business unit level as it was the lowest level at which cash flows were identifiable. The business units that contain goodwill and intangible assets are Unify, Daegis, AXS-One, and CipherSoft. In connection with the preparation of financial statements for the year ended April 30, 2011, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair values of the CipherSoft and AXS-One business units were less than their net book values. Accordingly the guidance required a second step to determine the implied fair values of the business units’ goodwill, and to compare them to the carrying values of the business units’ goodwill. This second step included valuing all of the tangible and intangible assets and liabilities of the business units as if they had been acquired in a business combination to determine the implied fair values of goodwill.

As a result of this assessment, the Company recorded impairment charges of $1.1 million for the goodwill related to the acquisition of CipherSoft, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One, representing 100% of its carrying value. These impairment charges were included in impairments of goodwill and intangible assets in the Consolidated Statement of Operations.

The Company tested the other long-lived assets of both the Ciphersoft and AXS-One business units for recoverability and concluded that the carrying value of the AXS-One intangible assets was partially recoverable while those of CipherSoft were not. As a result, the Company recorded impairment charges of $0.4 million for the intangible assets of CipherSoft and $3.3 million for the intangible assets of AXS-One during fiscal year 2011. All other long-lived assets for both business units were deemed fully recoverable. The Company recorded these impairment charges in impairments of goodwill and intangible assets in the Consolidated Statement of Operations.

The primary reason for these impairment charges is the Company’s fourth quarter of fiscal 2011 decision to redirect its business focus and allocate more resources into growing the eDiscovery business which caused us to reduce our estimates of projected revenue and cash flows for CipherSoft and AXS-One.

Note 5. Credit Facility

On June 29, 2010, the Company entered into a revolving credit note agreement with Hercules Technology II, L.P. Under the terms of the agreement, the Company is entitled to borrow up to $6.0 million. The amount that can be borrowed under the revolver is determined by the amount of eligible accounts receivable outstanding. As of April 30, 2011, the Company was eligible to borrow the entire $6.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 7.50% per annum with a minimum rate of 9.50% (9.50% as of April 30, 2011) and has a maturity date of June 29, 2015. As of April 30, 2011, there was $3.0 million outstanding on the revolver. The credit facility was repaid on June 30, 2011. See Note 19.

Note 6. Fair Value of Financial Instruments

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
Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of April 30, 2011:

	Fair Value	Fair value measurement using
	April 30, 2011	Level 1	Level 2	Level 3
Common stock warrant liability	$1,623	$—	$—	$1,623

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended April 30, 2011 and 2010:

(in thousands)	Common Stock Warrants
Balance at May 1, 2009, date of adoption	$1,071
Exercise of common stock warrants	(216)
Change in fair value of common stock warrant liability	192
Balance at April 30, 2010	1,047
Issuance of common stock warrants	1,095
Change in fair value of common stock warrant liability	(519)
Balance at April 30, 2011	$1,623

Note 7. Long-Term Debt

The Company’s long-term debt consists of the following at April 30, 2011 and April 30, 2010 (in thousands):

	April 30,	April 30,
	2011	2010
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to acquire Daegis - see Note 2, interest rate at the prevailing LIBOR rate plus 8.50% per annum with a minimum rate of 10.50% (10.50% at April 30, 2011) plus 2% interest to be paid in kind through maturity on June 29, 2015. Principal payments are made monthly with escalating principal payments of 5%, 10%, 15%, 20%, and 50%, annually. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at April 30, 2011. The Hercules note was repaid on June 30, 2011. See Note 19.	$24,009	$—

Hercules Technology II, L.P., credit facility, interest rate at prevailing LIBOR rate plus 7.50% per annum with a minimum rate of 9.50% (9.50% at April 30, 2011), payable June 29, 2015. The credit facility was repaid on June 30, 2011. See Note 19.	2,950	—

Convertible notes payable to ComVest Capital LLC, interest rate of 5%. The Comvest notes were repaid on June 29, 2010.	—	377

Note Payable, interest rate of 5%, payable in installments through April 2011.	—	627

ComVest Capital LLC credit facility, interest rate 5.5%, repaid on June 29, 2010.	—	350

Other notes payable	—	4

Capital leases payable, payable in monthly installments through June 2013.	517	52
	27,476	1,410
Less discount on notes payable	(876)	(1)
Less current portion	(1,869)	(1,397)
Total long term debt, net	$24,731	$12

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with 718,860 warrants to purchase shares of Company common stock at $2.45 per share. The warrants have an expiration date of June 29, 2020. The Company values its warrants based on open form option pricing models. Amortization of discount on notes payable for the years ended April 30, 2011 and 2010 was $219,000 and $28,000, respectively.

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

In addition, the Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such ratios contained in the Hercules Loan Agreement. The Hercules Loan Agreement also contains various information and reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2011.

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

A summary of future payments on long-term debt obligations as of April 30, 2011 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2012	$1,869
2013	3,024
2014	4,024
2015	7,200
2016	11,359
27,476
Unamortized discount on notes payable	(876)
Current portion of long term debt	(1,869)
Long term debt, net	$24,731

Note 8. Other Long Term Liabilities

Included in other long term liabilities as of April 30, 2011 is deferred rent resulting from escalation clauses related to the Roseville, New York, and Chicago offices of $156,000, $112,000, and $11,000, respectively. Included in other long term liabilities as of April 30, 2010 is $219,000 of deferred rent related to the Roseville, California office. Also included in other long term liabilities as of April 30, 2011 are $374,000 and $256,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. and the New York office lease assumed in the acquisition of Daegis. Included in other long term liabilities as of April 30, 2010 is $320,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. Additionally, as of April 30, 2011 and April 30, 2010, there is $91,000 and $97,000, respectively, related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees. Additionally, as of April 30, 2011 and April 30, 2010 there is long-term deferred maintenance revenue of $0.5 million and $0.5 million, respectively, included in other long-term liabilities.

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2011	2010	2009
Deferred maintenance revenue beginning balance	$9,642	$5,473	$6,130
Deferred maintenance revenue recognized during period	(16,459)	(14,217)	(11,239)
Deferred maintenance revenue of new maintenance contracts	15,237	18,386	10,582
Deferred maintenance revenue ending balance	$8,420	$9,642	$5,473

Of the deferred maintenance revenue at April 30, 2011 and 2010, $0.5 million and $0.5 million, respectively, is long-term and is included in other long-term liabilities.

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

Stock Option Plan

In fiscal 2011 the Company’s shareholders approved the 2010 Stock Plan (the “2010 Stock Plan”). Under the 2010 Stock Plan the Company may make awards to issue up to 1,500,000 shares of common stock to eligible employees, consultants and directors. Stock options granted under the 2010 Stock Plan generally vest over four years, are exercisable to the extent vested and expire 10 years from the date of grant. Under the 2010 Stock Plan the Company may grant options at prices not less than the fair market value at the date of grant. Under the 2001 Stock Option Plan (the “2001 Option Plan”) which expired as of September 2010, the Company was able to grant options to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

A summary of stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at April 30, 2008	760,017	$3.23
Granted (weighted average fair value of $5.85)	455,900	$5.85
Exercised	(500)	$2.55
Cancelled/expired	(139,613)	$6.39
Outstanding at April 30, 2009	1,075,804	$3.93
Granted (weighted average fair value of $2.84)	705,300	$2.84
Exercised	(7,911)	$1.59
Cancelled/expired	(109,696)	$6.07
Outstanding at April 30, 2010	1,663,497	$3.34
Granted (weighted average fair value of $3.38)	656,100	$3.38
Exercised	(16,000)	$1.28
Cancelled/expired	(151,414)	$3.15
Outstanding at April 30, 2011	2,152,183	$3.38

Additional information regarding options outstanding at April 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$ 1.10 - 2.05	221,043	2.75	$1.47	221,410	$1.47
2.10 - 2.55	227,019	6.01	$2.51	217,497	$2.51
2.60 - 2.60	442,039	8.01	$2.60	234,826	$2.60
2.65 - 3.06	295,400	7.28	$2.97	77,891	$2.75
3.09 - 3.46	104,154	8.48	$3.18	36,284	$3.19
3.56 - 3.56	368,303	7.77	$3.56	103,851	$3.56
3.65 - 5.20	249,530	6.98	$4.58	185,746	$4.70
6.15 - 6.25	9,000	6.94	$6.19	7,541	$6.20
6.40 - 6.40	230,695	7.01	$6.40	178,325	$6.40
6.70 - 6.70	5,000	6.79	$6.70	3,958	$6.70

Options to purchase 1,267,329 and 849,154 shares at weighted average prices of $3.37 and $3.20 were exercisable at April 30, 2011 and 2010. At April 30, 2011, there were 1,262,746 shares reserved for future grants under the Stock Option Plan.

Restricted Stock

On May 1, 2002, the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. There were 96,138 shares of common stock awarded and outstanding under this plan on April 30, 2011. This plan was terminated on November 10, 2010 and no additional shares will be issued under this plan.

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

Warrants

The following table presents details of the Company’s outstanding warrants as of April 30, 2011:

	Number of	Number of
	Warrants	Warrants
Date of Issuance	Issued	Outstanding	Exercise Price	Expiration Date
November 20, 2006	200,000	80,000	$1.35	October 31, 2012
November 20, 2006	270,000	166,425	$1.60	October 31, 2012
November 20, 2006	200,000	189,519	$1.90	October 31, 2012
April 24, 2009	190,182	190,182	$2.75	April 24, 2014
June 29, 2010	718,860	718,860	$2.45	June 29, 2020

Note 11. Income Taxes

Income (loss) before income taxes and provision (benefit) for income taxes for the years ended April 30 were as follows (in thousands):

	2011	2010	2009
Domestic	$(14,017)	$173	$3,004
Foreign	(2,593)	(180)	(435)
Total income (loss) before income taxes	$(16,610)	$(7)	$2,569

Current
Foreign taxes	$52	$55	$—
Federal and state income taxes	4	18	95
Total Current	56	73	95

Deferred
Foreign taxes	(91)	(120)	(27)
Federal and state income taxes	90	(84)	111
Total Deferred	(1)	(204)	84
Provision (benefit) for income taxes	$55	$(131)	$179

The provision (benefit) for income taxes for the years ended April 30, 2011, 2010 and 2009 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2011	2010	2009
Computed tax expense (benefit) at statutory rate	$(5,795)	$(837)	$1,144
Increases (reductions) in tax expense resulting from:
Change in valuation allowance for deferred tax assets	1,105	339	(1,226)
Stock-based compensation	259	180	117
Impairment	3,806	—	—
Change in fair value of warrants	(176)	—	—
Acquisition cost	—	224	—
Foreign operations	852	—	—
Other	4	(37)	144
Provision (benefit) for income taxes	$55	$(131)	$179

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2011	2010
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	$19,425	$18,694
Capital loss carryforward	120	2,288
Foreign tax credits	185	163
Domestic fixed assets and other intangibles	35	—
Others	304	462
Current assets
Deferred revenue	165	109
Allowance for losses on accounts receivable	110	107
Reserves and other accruals	859	578
Total deferred tax assets	21,203	22,401
Valuation allowance	(21,072)	(20,120)
Non-current liabilities
Domestic fixed assets and other intangibles	—	(2,095)
Foreign fixed assets and other intangibles	—	(278)
Goodwill	(686)	(465)
Net deferred tax assets (liabilities)	$(555)	$(557)

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company has maintained a full valuation allowance against its net deferred tax assets in all the tax jurisdictions. The valuation allowance increased by $1.0 million in fiscal 2011, increased by $3.0 million in fiscal 2010, and decreased by $1.2 million in fiscal 2009.

At April 30, 2011, the Company had approximately $43.8 million in federal net operating loss (“NOL”) carryforwards that begin to expire in fiscal year 2011 through 2029, approximately $63.1 million in state NOL carryforwards that expire in fiscal years 2014 to 2031, and approximately $6.1 million in foreign NOL carryforwards that do not expire. The Company’s ability to utilize these NOL carryforwards is subject to certain limitations under the Internal Revenue Code Section 382 caused by changes in ownership. The Company had approximately $9.2 million acquired federal NOL carryforwards through a business combination during fiscal year 2010 that begin to expire in fiscal year 2027 through 2029, approximately $41.2 million acquired state NOL carryforwards that expire in fiscal years 2017 to 2031 and approximately $5.2 million acquired foreign NOL carryforwards that do not expire. At April 30, 2011, the Company also had approximately $0.3 million in federal and state capital loss carryforwards and $0.3 million in California capital loss carryforwards, respectively, which expire beginning in fiscal year 2013 for federal tax purposes and will not expire for State of California purposes.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended April 30,	Year ended April 30,
	2011	2010
Beginning balance	$74	$67
Gross increases - tax positions in current period	—	—
Gross decreases - tax positions in prior period	(74)	—
Gross increases - tax positions in prior period	—	7
Decreases relating to settlements	—	—
Reductions as a result of a lapse of statute of
limitations	—	—
Ending balance	$—	$74

The Company recorded as a reduction in uncertain tax positions resulting in an income tax benefit of $74,000 for the year ended April 30, 2011 as a result of closing certain income tax filings. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2011, the Company did not have material interest or penalties associated with any unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2006.

Note 12. Other Income (Expenses)

Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2011	2010	2009
Interest income	$7	$5	$20
Foreign currency exchange loss	(151)	(78)	(205)
Other	152	59	61
Other income (expenses), net	$8	$(14)	$(124)

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for years ended April 30, 2011, 2010, and 2009 was $60,000 and $496,000, and ($232,000) respectively.

Note 14. Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2011, because of our reported net loss, potentially dilutive securities of 485,783 were excluded from the per share computations due to their antidilutive effect.

(in thousands, except per share amounts)	Year Ended April 30,
	2011	2010	2009
Net income (loss)	$(16,665)	$124	$2,390

Weighted average shares of common stock outstanding, basic	13,552	9,691	6,991
Effect of dilutive securities (stock options)	—	491	591
Weighted average shares of common stock outstanding, diluted	$13,552	$10,182	$7,582

Earnings (loss) per share of common stock:
Basic	$(1.23)	$0.01	$0.34
Diluted	$(1.23)	$0.01	$0.32

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 264,867 and common stock warrants of 220,916 for the year ended April 30, 2011. The number of shares of stock options excluded from the above amounts because their exercise prices exceeded the average market price of the stock was 951,081 in fiscal 2011, 548,006 in fiscal 2010, and 584,688 in fiscal 2009.

Note 15. Employee Retirement Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2011, 2010 and 2009, the Company contributed $375,000, $196,000 and $140,000, respectively, to the 401(k) Plan.

Note 16. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2017. Such leases generally have escalation clauses. Future minimum rental payments under these leases as of April 30, 2011 are as follows (in thousands):

Years Ending April 30,
2012	$1,681
2013	1,101
2014	999
2015	458
2016	469
Thereafter	147
$4,855

Rent expense under operating leases was $1.6 million, $927,800 and $667,200 for the years ended April 30, 2011, 2010 and 2009, respectively.

Capital Leases

The Company has entered into arrangements for equipment and office furniture under non-cancelable capital lease arrangements expiring at various dates through fiscal 2014. Future minimum rental payments under these leases as of April 30, 2011 are as follows (in thousands):

Years Ending April 30,
2012	$299
2013	233
2014	25
557
Less amounts representing interest	(40)
$517

Assets capitalized through capital leases included in property and equipment at April 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Equipment	$1,400	$—
Furniture and leasehold improvements	115	115
	1,515	115
Less accumulated depreciation and amortization	(998)	(63)
Property and equipment, net	$517	$52

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2011, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Note 17. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2011 as a result of our acquisition of Daegis, we have determined that we have two reportable segments: Database and Development Products (“DDP”) and Modernization and Migration Solutions, and eDiscovery and Integrated Content Archiving Solutions. Prior to the first quarter of fiscal year 2011, the Company maintained three reportable segments, Database and Development Products (“DDP”), Integrated Content Archiving Solutions and Modernization and Migration Solutions. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on gross margins (total revenues less costs of revenues) before operating costs. We do not manage our operating costs on a segment basis as many of our sales, marketing and support personnel regularly work with products from all segments. Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

For the fourth quarter of fiscal 2011 and 2010, total revenue from the United States was $8.8 million and $5.0 million, respectively. Total revenue from all other countries was $3.0 million in the fourth quarter of fiscal 2011 and $3.4 million for the fourth quarter of fiscal 2010. Total long-lived assets as of April 30, 2011 and 2010, for the United States, were $41.3 million and $26.4 million, respectively. Total long-lived assets in all other countries were $48,000 as of April 30, 2011 and $2.0 million as of April 30, 2010.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2010 and 2009 segment information has been reclassified to conform to the fiscal 2011 presentation.

Financial information for the Company’s reportable segments is summarized below (in thousands).

	For the Years Ended April 30,
	2011	2010	2009
Total revenues:
Database and development products and modernization and migration solutions	$15,463	$20,037	$20,592
eDiscovery and integrated content archiving solutions	31,530	8,555	—
Total revenues	$46,993	$28,592	$20,592

Cost of revenue:
Database and development products and modernization and migration solutions	$2,618	$3,894	$2,304
eDiscovery and integrated content archiving solutions	9,852	2,191	—
Total Cost of Revenues	$12,470	$6,085	$2,304

Gross profit:
Database and development products and modernization and migration solutions	$12,845	$16,143	$18,288
eDiscovery and integrated content archiving solutions	21,678	6,364	—
Total Gross Profit	$34,523	$22,507	$18,288

Note 18. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2011 and 2010 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2011:
Total revenues	$9,885	$12,868	$12,431	$11,809
Gross profit	$7,596	$9,577	$8,977	$8,373
Net loss	$(475)	$(113)	$(206)	$(15,871)

Net loss per share:
Basic earnings per share:
Net loss per share	$(0.04)	$(0.01)	$(0.01)	$(1.09)

Dilutive earnings per share:
Net loss per share	$(0.04)	$(0.01)	$(0.01)	$(1.09)

Shares used in computing net loss per share:
Basic	11,240	13,844	14,577	14,578
Diluted	11,240	13,844	14,577	14,578

Year ended 2010:
Total revenues	$4,511	$7,087	$8,622	$8,372
Gross profit	$3,917	$5,610	$6,837	$6,143
Net income (loss)	$(2,433)	$(1,136)	$1,963	$1,730

Net income (loss) per share:
Basic earnings per share:
Net income (loss) per share	$(0.29)	$(0.11)	$0.19	$0.17

Dilutive earnings per share:
Net income (loss) per share	$(0.29)	$(0.11)	$0.19	$0.16

Shares used in computing net income (loss) per share:
Basic	8,367	10,119	10,123	10,169
Diluted	8,367	10,119	10,601	10,743

As discussed in Note 4, the Company recorded a charge for impairments of goodwill and other intangible assets of $16.0 million in the fourth quarter of 2011.

Note 19. Subsequent Event

On June 30, 2011, the Company refinanced the Hercules Term Loan and Credit Facility that was entered into in conjunction with the acquisition of Daegis in June, 2010. As part of the refinancing, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”). The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $300,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at the date of closing). Term Note B is a four year note for $4.0 million payable in full at maturity. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at the date of closing). Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at the date of closing). At June 30, 2011, $6.5 million was outstanding on the revolver, resulting in total outstanding under the Wells Fargo Credit Agreement of $22.5 million. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. The Company has granted the lender a first priority security interest in substantially all of its assets.

Additionally, on June 30, 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other preferences.

The Wells Fargo Credit Agreement requires ongoing compliance with certain affirmative and negative covenants. The affirmative covenants include, but are not limited to: (i) maintenance of existence and conduct of business; (ii) compliance with laws; (iii) use of proceeds; and (iv) books and records and inspection. The negative covenants set forth in the Wells Fargo Credit Agreement include, but are not limited to, restrictions on the ability of the Company (and the Company’s subsidiaries): (i) with certain limited exceptions, to create, incur, assume or allow to exist indebtedness; (ii) with certain limited exceptions, to create, incur, assume or allow to exist liens on properties; (iii) with certain limited exceptions, to make certain payments, transfers of property, or investments; or (iv) with certain limited exceptions, to make acquisitions.

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements.

The Company expensed $1.8 million of unamortized loan costs and warrant discounts on notes payable that were associated with the borrowings under the Hercules Term Loan and Credit Facility in the first quarter of fiscal 2012.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7 **	Loan and Security Agreement, dated June 29, 2010, by and among Unify Corporation and Hercules Technology II, L.P.	8-K	001-11807	10.2	July 1, 2010

4.8	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.9	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.10	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.11	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.12		Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

4.13	**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011

4.14		Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011

4.15	**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011

10.1	*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2	*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3	*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.4		Note Exchange Agreement, dated April 16, 2009, between and among Unify and holders of certain convertible notes of AXS-One Inc., a Delaware corporation	8-K	001-11807	10.1	April 20, 2009

10.5	*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010
		yyy
10.6		Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.7		Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

14		Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1		Subsidiaries of the Registrant					X

23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**
A portion of the exhibit has been omitted and confidential treatment for the omitted information has been requested. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.