Form 10-Q
period 2011-07-31
DAEGIS INC.
filed 2011-09-13
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,639,977 shares of common stock, $0.001 par value, as of July 31, 2011.

DAEGIS INC.
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended July 31, 2011 and 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

SIGNATURE		30

CERTIFICATIONS		31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,744	$4,577
Accounts receivable, net of allowance of $430 at July 31, 2011 and
$503 at April 30, 2011	13,241	15,670
Prepaid expenses and other current assets	1,271	1,166
Total current assets	18,256	21,413

Property and equipment, net	2,803	2,240
Goodwill	25,161	25,161
Intangibles, net	11,832	12,396
Other assets, net of allowances of $88 at July 31, 2011 and $91 at April
30, 2011	1,093	1,524
Total assets	$59,145	$62,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,346	$1,433
Current portion of long term debt	1,283	1,869
Accrued compensation and related expenses	2,261	2,894
Common stock warrant liability	1,178	1,623
Other accrued liabilities	1,379	2,131
Deferred revenue	7,102	7,951
Total current liabilities	14,549	17,901

Long term debt, net of current portion	22,153	24,731
Deferred tax liabilities, net	587	555
Other long term liabilities	1,358	1,513
Total Liabilities	38,647	44,700

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock	2	—
Common stock	15	15
Additional paid-in capital	99,362	95,111
Accumulated other comprehensive income	434	443
Accumulated deficit	(79,315)	(77,535)
Total stockholders’ equity	20,498	18,034
Total liabilities and stockholders’ equity	$59,145	$62,734

See accompanying notes to condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2011	2010
Revenues:
eDiscovery	$6,026	$3,016
Database, archive, and migrations	5,488	6,869
Total revenues	11,514	9,885

Operating expenses:
Direct costs of eDiscovery revenue	2,397	653
Direct costs of database, archive, and migration revenue	1,349	1,636
Product development	1,976	1,783
Selling, general and administrative	4,947	6,286
Change in fair value of contingent consideration	—	(164)
Total operating expenses	10,669	10,194
Income (loss) from operations	845	(309)

Other income (expense):
Loss on extinguishment of debt	(2,166)	—
Gain from change in fair value of common stock warrant liability	445	362
Interest expense	(900)	(412)
Other, net	49	(123)
Total other income (expense):	(2,572)	(173)
Loss before income taxes	(1,727)	(482)
Provision (benefit) for income taxes	51	(7)
Net loss	$(1,778)	$(475)

Net loss per share:
Basic	$(0.12)	$(0.04)
Dilutive	$(0.12)	$(0.04)

Shares used in computing net loss per share:
Basic	14,601	11,240
Dilutive	14,601	11,240

See accompanying notes to condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,778)	$(475)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation	230	115
Amortization of intangible assets	565	835
Loss on extinguishment of debt	2,166	—
Amortization of discount on notes payable	43	23
Interest added to long term debt principal	80	44
Stock based compensation expense	228	252
Change in fair value of contingent consideration	—	(164)
Gain from change in fair value of common stock warrant liability	(445)	(362)
Changes in operating assets and liabilities:
Accounts receivable	2,413	(1,139)
Prepaid expenses and other current assets	(154)	245
Other long term assets	(492)	(962)
Accounts payable	(87)	282
Accrued compensation and related expenses	(704)	11
Other accrued liabilities	(578)	475
Deferred revenue	(835)	(1,766)
Other long term liabilities	185	(180)
Net cash provided by (used in) operating activities	837	(2,766)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(21,730)
Purchases of property and equipment	(794)	(230)
Net cash used in investing activities	(794)	(21,960)

Cash flows from financing activities:
Prepayment penalty on extinguishment of debt	(368)	—
Proceeds from issuance of common stock	92	—
Proceeds from issuance of preferred stock	3,966	—
Payments on revolving line of credit	(2,950)	(350)
Borrowings on revolving line of credit	6,500	4,000
Borrowings on term loan	16,000	24,000
Principal payments under debt obligations	(24,089)	(557)
Net cash provided by (used in) financing activities	(849)	27,093
Effect of exchange rate changes on cash	(27)	(42)
Net increase (decrease) in cash and cash equivalents	(833)	2,325
Cash and cash equivalents, beginning of period	4,577	3,055
Cash and cash equivalents, end of period	$3,744	$5,380

Supplemental cash flow information:
Cash paid during the period for:
Interest	$556	$35
Taxes	$119	$132

Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$34	$—
Common stock issued in conjunction with acquisition	$—	$7,217
Common stock issued with conversion of convertible notes	$—	$6,200
Fixed assets acquired through capital leases	$493	$—

See accompanying notes to condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, as filed with the SEC.

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

The Company’s customer contracts may include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the VSOE of all undelivered elements is determinable.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when the VSOE of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance became effective for Daegis beginning May 1, 2011. This guidance will be applied prospectively for revenue arrangements entered into or materially modified after May 1, 2011 and did not have an effect on our consolidated financial statements.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for Daegis beginning May 1, 2011. The guidance will be applied prospectively for business combinations occurring after May 1, 2011.

In December 2010, the FASB issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance became effective for Daegis beginning May 1, 2011. We will implement this guidance in our next goodwill impairment test.

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

AXS-One provides integrated content archiving software solutions which enables organizations to implement secure, scalable and enforceable policies that address records management for corporate governance, legal discovery and industry regulations. The acquisition of AXS-One advanced the Company’s growth strategy to acquire superior technology companies that could leverage its technology strengths, extensive customer base and worldwide distribution channel while enabling the combined company to meet a broader set of customers’ needs, accelerate direct and channel sales, and achieve cost synergies.

The goodwill of $11.2 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of the Company and AXS-One. All of the goodwill was assigned to the Database, Archive, and Migrations segment. None of the goodwill recognized is deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands):

Consideration
Equity instruments (2,642,600 common shares of the Company)	$8,853
Contingent consideration arrangement	3,592

Fair value of total consideration	$12,445

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	561
Other assets	640
Property, plant and equipment	132
Identifiable intangible assets	8,065
Financial liabilities	(5,772)
Deferred revenue	(2,493)
Total identifiable net assets	1,250

Goodwill	11,195
$12,445

Acquisition related costs (included in selling, general and administrative expense in the
Company's statement of operations for the year ended April 30, 2010.	$611

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

The contingent consideration arrangement required the Company to issue to the former holders of AXS-One convertible notes 0.35 shares of Company common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that the Company issued under the contingent consideration arrangement was 415,422. The fair value of the contingent consideration was $1.3 million, which resulted in a reduction in the acquisition liability in the three months ended July 31, 2011 and 2010 of $0 and $164,000, respectively, and a corresponding reduction in operating expenses.

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

Daegis is a provider of eDiscovery solutions for corporate legal departments and law firms. The Company believes that its eDiscovery solutions compliment its integrated content archiving product and that this acquisition advances the Company’s growth strategy to acquire superior software and services companies that can leverage its technology strengths and extensive customer base while enabling the combined company to meet a broader set of customer and market needs.

The goodwill of $19.5 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of the two entities. All of the goodwill was assigned to the eDiscovery segment. All of the goodwill recognized is deductible for income tax purposes.

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of the Company)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,422
Other assets	705
Property, plant and equipment	1,867
Identifiable intangible assets	11,000
Financial liabilities	(3,366)
Total identifiable net assets	17,898

Goodwill	19,519
$37,417
Acquisition related costs (included in selling, general and administrative expense in the
Company's statement of operations for the three months ended July 31, 2010)	$1,423

The fair value of the 2,085,714 common shares issued as part of the consideration paid for Daegis ($7,216,570) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

3. Stock Compensation Information

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the three months ended July 31, 2011 and 2010, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Direct Costs of Revenue	$18	$5
Product Development	39	38
Selling, General and Administrative	171	209
Total Equity-Based Compensation	$228	$252

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of July 31, 2011. This table does not include an estimate for future grants that may be issued (amounts in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2012	$691
2013	614
2014	420
2015	198
2016	9
Total	$1,932

The cost above is expected to be recognized over a weighted-average period of 1.44 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected life, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted average input assumptions used and resulting fair values for three months ended July 31, 2011 and 2010, were as follows:

	Three Months Ended
	July 31,
	2011	2010
Expected life (in years)	5.0	5.0
Risk-free interest rate	1.1%	1.4%
Volatility	89%	83%
Dividend yield	—	—
Weighted-average fair value of stock options granted during the year	$2.42	$3.55
Forfeiture rate	20%	20%

The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States treasury interest rates appropriate for the expected life of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company did not pay cash dividends in fiscal 2012 or 2011, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

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

In the second quarter of fiscal 2011 the Company’s shareholders approved the 2010 Stock Plan (the “2010 Stock Plan”). Under the 2010 Stock Plan the Company may make awards to issue up to 1,500,000 shares of common stock to eligible employees, consultants and directors. Stock options granted under the 2010 Stock Plan generally vest over four years, are exercisable to the extent vested and expire 10 years from the date of grant. Under the 2010 Stock Plan the Company may grant options at prices not less than the fair market value at the date of grant. Under the 2001 Stock Option Plan (the “2001 Option Plan”)which expired as of September 2010, the Company was able to grant options to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

A summary of the Company’s stock option activity for the three months ended July 31, 2011 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2011	2,152,183	$3.38	6.91	$550,903
Granted	763,200	$2.42
Exercised	(46,700)	$1.60
Canceled or expired	(80,915)	$3.70
Outstanding at July 31, 2011	2,787,768	$3.14	7.53	$265,121

Exercisable at July 31, 2011	1,280,537	$3.43	6.05	$140,399

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended July 31, 2011 and July 31, 2010 was $25,092 and $0, respectively. The total fair value of awards vested during the quarters ended July 31, 2011 and July 31, 2010 was $298,980 and $302,292, respectively.

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2011 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2011	884,854	$2.03
Granted	763,200	$1.27
Vested	(139,248)	$2.15
Canceled or expired	(1,575)	$1.90
Nonvested at July 31, 2011	1,507,231	$1.65

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2011 and April 30, 2010 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
July 31, 2011	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$—	$25,161	—
Finite Lives:
Customer-related	6,236	(2,432)	3,804	5 to 10 years
Technology-based	4,838	(1,934)	2,904	0.5 to 6 years
Trademarks	5,900	(904)	4,996	0.5 to 10 years
Trade name	100	(100)	—	2 years
Non-compete	200	(72)	128	3 to 3.3 years
Total	$42,435	$(5,442)	$36,993

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2011	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$—	$25,161	—
Finite Lives:
Customer-related	6,236	(2,187)	4,049	5 to 10 years
Technology-based	4,838	(1,777)	3,061	0.5 to 6 years
Trademarks	5,900	(758)	5,142	0.5 to 5 years
Trade name	100	(100)	—	2 years
Non-compete	200	(56)	144	3 to 3.3 years
Total	$42,435	$(4,878)	$37,557

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended July 31, 2011 was $565,000. Amortization expense for the three months ended July 31, 2010 was $835,000. The estimated future amortization expense related to intangible assets as of July 31, 2011 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2012	1,550
2013	1,934
2014	1,878
2015	1,841
2016	1,425
Thereafter	3,204
Total	$11,832

The following table summarizes the activity in the Company's goodwill account during the three months ended July 31, 2011 and 2010:

	Three months ended July 31,
	2011	2010
Balance, beginning of the period	25,161	17,928
Goodwill added through acquisition	—	15,074
Ciphersoft royalty payments	—	8
Balance, end of period	25,161	33,010

Goodwill at July 31, 2011, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:
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

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. The Company determined that the asset group to be tested for recoverability is at the business unit level as it was the lowest level at which cash flows were identifiable. The seconds step is to determine the implied fair values of the business units’ goodwill, and to compare them to the carrying values of the business units’ goodwill. This second step includes valuing all of the tangible and intangible assets and liabilities of the business units as if they had been acquired in a business combination to determine the implied fair values of goodwill. The business units that contain goodwill and intangible assets are Unify, Daegis, AXS-One, and CipherSoft.

5. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of July 31, 2011, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.25% (6.25% as of July 31, 2011) and has a maturity date of June 30, 2015. As of July 31, 2011, there was $6.5 million outstanding on the revolver.

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of July 31, 2011:

	Fair Value	Fair value measurement using
	July 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Common stock warrant liability	$1,178	$—	$—	$1,178

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended July 31, 2011:

(in thousands)	Common Stock Warrants
Balance at April 30, 2011	$1,623
Issuance of common stock warrants	—
Change in fair value of common stock warrant liability	(445)
Balance at July 31, 2011	$1,178

7. Long-Term Debt

The Company’s debt consists of the following at July 31, 2011 and April 30, 2011 (in thousands):

	July 31,	April 30,
	2011	2011
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to acquire Daegis - see Note 2, the Hercules notes were repaid on June 30, 2011.	$—	$24,009

Hercules Technology II, L.P., credit facility, the Hercules notes were repaid on June 30, 2011.	—	2,950

Term Note A payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at July 31, 2011), payable monthly. Principal is payable over four years with principal payments of $300,000 quarterly (beginning November 2011) plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at July 31, 2011.
	12,000	—

Term Note B payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at July 31, 2011) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	—

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at July 31, 2011), payable June 30, 2015.	6,500	—

Capital leases payable, payable in monthly installments through July 2015.	936	517
	23,436	27,476
Less discount on notes payable	—	(876)
Less current portion	(1,283)	(1,869)
Total long term debt, net	$22,153	$24,731

The discount on notes payable is related to warrants granted to the Hercules Technology II, L.P. in association with the issuance of the term note. The Company provided Hercules with 718,860 warrants to purchase shares of Company common stock at $2.45 per share. The warrants have an expiration date of June 29, 2020. The Company values its warrants based on open form option pricing models. Amortization of discount on notes payable for the three months ended July 31, 2011 and 2010 was $43,000 and $23,000, respectively.

In June 2011 the Company incurred a loss on extinguishment of debt of $2.2 million as a result of the refinancing of the Hercules Term Loan and Credit Facility. The loss included $1.0 million of unamortized loan costs and $0.8 million of warrant discounts on notes payable that were associated with the borrowings under the Hercules Term Loan and Credit Facility. Additionally, the Company was assessed prepayment fees of $0.4 million.

In June 2011 the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.25%. The company capitalized $0.6 million of loan costs related to Wells Fargo Credit Agreement.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at July 31, 2011.

The Wells Fargo Credit Agreement also contains customary events of default, including without limitation events of default based on payment obligations, repudiation of guaranty obligations, material inaccuracies of representations and warranties, covenant defaults, insolvency proceedings, monetary judgments in excess of certain amounts, change in control, certain ERISA events, and defaults under certain other obligations.

A summary of future payments on long-term debt obligations as of July 31, 2011 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2012	$885
2013	1,545
2014	1,348
2015	1,326
2016	18,332
23,436
Current portion of long term debt	(1,283)
Long term debt, net	$22,153

8. Other Long-Term Liabilities

Included in other long term liabilities as of July 31, 2011 is deferred rent resulting from escalation clauses related to the Roseville, New York, and Chicago offices of $138,000, $114,000, and $6,000, respectively. Included in other long term liabilities as of April 30, 2011 is deferred rent resulting from escalation clauses related to the Roseville, New York, and Chicago offices of $156,000, $112,000, and $11,000, respectively. Also included in other long term liabilities as of July 31, 2011 are $354,000 and $241,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. and the New York office lease assumed in the acquisition of Daegis. Included in other long term liabilities as of April 30, 2011 are $374,000 and $256,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. and the New York office lease assumed in the acquisition of Daegis. Additionally, as of July 31, 2011 and April 30, 2011, there is $87,000 and $91,000, respectively, related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees. Additionally, as of July 31, 2011 and April 30, 2011 there is long-term deferred maintenance revenue of $418,000 and $513,000, respectively, included in other long-term liabilities.

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

Changes in the Company’s deferred maintenance revenue were as follows (in thousands):

	Three Months Ended
	July 31,
	2011	2010
Deferred maintenance revenue beginning balance	$8,420	$9,642
Deferred maintenance revenue recognized during period	(3,867)	(4,686)
Deferred maintenance revenue of new maintenance contracts	2,814	2,949
Deferred maintenance revenue ending balance	$7,367	$7,905

Of the deferred maintenance revenue at July 31, 2011 and April 30, 2011, $0.4 million and $0.5 million, respectively, is long-term and is included in other long-term liabilities.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2011 and April 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the three months ended July 31, 2011 and 2010.

11. Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. As of July 31, 2011, the Company had accrued $34,000 of dividends payable on preferred stock.

12. Comprehensive Income

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive loss on foreign currency translations for the three months ended July 31, 2011 and 2010 was ($9,000) and ($20,000), respectively.

13. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) less dividends payable on preferred stock by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended July 31, 2011 and 2010, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended
(in thousands, except per share amounts)	July 31,
	2011	2010
Net loss	$(1,778)	$(475)
Dividends payable on preferred stock	$(34)	—
Net loss available to commons stockholders	(1,812)	(475)

Weighted average shares of common stock outstanding, basic	14,601	11,240
Effect of dilutive securities	—	—
Weighted average shares of common stock outstanding, diluted	14,601	11,240

Loss per share of common stock:
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)

The dilutive securities above represent only those stock options, warrants and convertible debt whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,787,768 and common stock warrants of 1,344,986 for the three months ended July 31, 2011. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,063,988 and common stock warrants of 1,344,986 for the three months ended July 31, 2010. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are preferred stock shares of 1,666,667 and zero for the three months ended July 31, 2011 and 2010, respectively.

14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2012, we have determined that we have two reportable segments: (i) eDiscovery and (ii) Database, Archive, and Migration. Prior to the first quarter of fiscal year 2012, the Company maintained two reportable segments, Database and Development Products (“DDP”) and Modernization and Migration Solutions, and eDiscovery and Integrated Content Archiving Solutions. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table.

For the first quarter of fiscal 2012 and 2011, total revenue from the United States was $8.5 million and $6.4 million, respectively. Total revenue from all other countries was $3.0 million in the first quarter of fiscal 2012 and $3.5 million for the first quarter of fiscal 2011. Total long-lived assets as of July 31, 2011 and April 30, 2011, for the United States, was $40.8 million and $41.3 million, respectively. Total long-lived assets in all other countries were $44,000 as of July 31, 2011 and $48,000 as of April 30, 2011.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2011 segment information has been reclassified to conform to the fiscal 2012 presentation.

	Three Months Ended
	July 31,
	2011	2010
Total revenues:
eDiscovery	$6,026	$3,016
Database, archive, and migrations	5,488	6,869
Total revenues	$11,514	$9,885

Operating Expenses:
eDiscovery	$4,982	$1,604
Database, archive, and migrations	3,643	5,126
Unallocated corporate expenses	2,044	3,464
Total operating expenses	$10,669	$10,194

Income (loss) from operations:
eDiscovery	$1,044	$1,412
Database, archive, and migrations	1,845	1,743
Unallocated corporate expenses	(2,044)	(3,464)
Total income (loss) from operations	$845	$(309)

	July 31,	April 30,
	2011	2011
Total Assets:
eDiscovery	$47,281	$47,585
Database, archive, and migrations	11,864	15,149
Total assets	$59,145	$62,734

DAEGIS INC.

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, as filed with the SEC.

Overview

Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. The Company sells its solutions through two segments. The segments are the eDiscovery segment and the Database, Archive, and Migrations segment.

The Company’s customers include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Roseville, California, with offices in San Francisco, New York, Chicago, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers representing more than 50 countries.

Our eDiscovery solutions include technology and services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform delivers a comprehensive solution that helps clients increase defensibility and lower costs in all phases of the eDiscovery lifecycle from information management through search and analysis to review and production. Our services include document review, project management, search analytics and consulting.

Our database, archive, and migrations business includes application development, data management and application modernization. Our tools and database software helps companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our application development and data management software products include Team Developer, SQLBase, Unify NXJ, DataServer, VISION and ACCELL. Our application modernization solutions include Composer Notes, Composer Sabertooth, Composer CipherSoft and Composer Mainframe. The Company’s enterprise archiving software enables corporations to preserve, manage, and dispose of their electronically stored information (ESI) for regulatory compliance, eDiscovery and information governance.

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

The Company’s customer contracts may include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (VSOE) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the VSOE of all undelivered elements is determinable.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when the VSOE of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

An assessment of the ability of the Company’s customers to pay is another consideration that affects revenue recognition. In some cases, the Company sells to under capitalized customers. In those circumstances, revenue recognition is deferred until cash is received, the customer has established a history of making timely payments or the customer’s financial condition has improved. Furthermore, once revenue has been recognized, the Company evaluates the related accounts receivable balance at each period end for amounts that we believe may no longer be collectible. This evaluation is largely done based on a review of the financial condition via credit agencies and historical experience with the customer. Any deterioration in credit worthiness of a customer may impact the Company’s evaluation of accounts receivable in any given period.

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

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. As a result of the impairment test, the Company recorded $1.5 million and $14.5 million in the fourth quarter of fiscal 2011 for the impairments of goodwill and intangible assets of CipherSoft and AXS-One, respectively. The Unify and Daegis business units were not at risk of failing step one of the impairment test.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	July 31,
	2011	2010
Revenues:
eDiscovery	52.3%	30.5%
Database, archive, and migrations	47.7%	69.5%
Total revenues	100.0%	100.0%

Operating Expenses:
Direct costs of eDiscovery revenue	20.8%	6.6%
Direct costs of database, archive, and migration revenue	11.7%	16.6%
Product development	17.2%	18.0%
Selling, general and administrative	43.0%	63.6%
Change in fair value of contingent consideration	0.0%	(1.7)%
Total operating expenses	92.7%	103.1%
Income (loss) from operations	7.3%	(3.1)%

Other income (expense):
Loss on extinguishment of debt	(18.8)%	0.0%
Gain (loss) from change in fair value of common stock warrant liability	3.9%	3.7%
Interest expense	(7.8)%	(4.2)%
Other, net	0.4%	(1.3)%
Total other income (expense)	(22.3)	(1.8)
Loss before income taxes	(15.0)%	(4.9)%
Provision (benefit) for income taxes	0.4%	(0.1)%
Net loss	(15.4)%	(4.8)%

Total Revenues

The Company generates revenue from eDiscovery software and service sales. All of our eDiscovery software and services sales are sold by our direct sales force in the United States. The Company generates database, archive, and migrations revenue from software license sales and related services, including maintenance, support and consulting services. We sell our database, archive, and migration solutions through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the first quarter of fiscal 2012 were $11.5 million, an increase of $1.6 million from the first quarter of fiscal 2011. This represents an increase of 16% from the first quarter of fiscal 2011 revenues of $9.9 million. The increase in total revenues is primarily due to revenue resulting from the June 29, 2010 acquisition of Daegis. Total eDiscovery revenues in the first quarter of fiscal 2012 were $6.0 million, an increase of $3.0 million from the first quarter of fiscal 2011. This represents an increase of 100% over the first quarter of fiscal 2011 revenues of $3.0 million. The increase is primarily related to having a full quarter of eDiscovery revenue in fiscal 2012 and only one month of eDiscovery revenue in the first quarter of fiscal 2011. Total database, archive, and migrations revenues in the first quarter of fiscal 2012 were $5.5 million, a decrease of $1.4 million from the first quarter of 2011. This represents a decrease of 20% from the first quarter of fiscal 2011 revenues of $6.9 million. The decrease in database, archive, and migrations revenue for the three months ending July 31, 2011 is primarily due to current year delays in large government migration projects and a delay in a large maintenance renewal.

For the first quarter of fiscal 2012 and 2011, total revenues from the United States were 74% and 64% of total revenues, respectively. Total revenue from the United States in absolute dollars was $8.5 million for the first quarter of fiscal 2012 and $6.4 million for the first quarter of fiscal 2011. Total revenue from all other countries was $3.0 million in the first quarter of fiscal 2012 and $3.5 million for the first quarter of fiscal 2011. On a percentage basis, revenue from other countries was 26% for the first quarter of fiscal 2012 and 36% for the first quarter of fiscal 2011.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, third party assistance, and royalty payments that were directly related to the generation of eDiscovery revenue. Direct costs of eDiscovery revenue were $2.4 million and $0.7 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. The increase is primarily because eDiscovery only had one month of costs included in the first quarter of fiscal 2011.

Direct Costs of Database, Archive, and Migrations Revenue. Direct costs of database, archive and migrations revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migrations revenue. Direct costs of database, archive and migrations revenue was $1.3 million and $1.6 for the first quarter of fiscal 2012 and fiscal 2011, respectively. The decrease in direct costs of database, archive and migrations revenue for the three month period over the comparable prior year expenses is primarily due to a reallocation of employees to eDiscovery departments combined with a small reduction in force.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the first quarter of fiscal 2012 were $2.0 million compared to $1.8 million in the same period of fiscal 2011. The increase in product development costs in fiscal 2012 compared to fiscal 2011 was primarily the result of expenses related to additional headcount resulting from our acquisition of Daegis in June 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $4.9 million in the first quarter of fiscal 2012 and $6.3 million for the first quarter of fiscal 2011. The decrease in SG&A costs in the first quarter of 2012 was primarily the result of approximately $1.4 million related to the transaction costs for the Daegis acquisition included in the first quarter of 2011. The major components of SG&A for the first quarter of fiscal 2012 were sales expenses of $1.9 million, marketing expenses of $0.6 million and general and administrative expenses of $2.4 million. For the first quarter of fiscal 2011, the major components of SG&A were sales expenses of $1.7 million, marketing expenses of $0.5 million and general and administrative expenses of $4.1 million. As a percentage of total revenue, SG&A expenses were 43% in the first quarter of fiscal 2012 and 64% in the first quarter of fiscal 2011.

Change in Fair Value of Contingent Consideration. In applying ASC 805 to the June 2009 acquisition of AXS-One, the Company calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as adjustments in the statement of operations. The contingent consideration arrangement was completed and paid in full in fiscal 2011. There were no contingent consideration arrangements related to the June 2010 acquisition of Daegis.

Loss on Extinguishment of Debt. The loss on extinguishment of debt is the result of the refinancing of the Hercules Term Loan and Credit Facility on June 30, 2011. The Company expensed $1.8 million of unamortized loan costs and warrant discounts on notes payable that were associated with the borrowings under the Hercules Term Loan and Credit Facility. Additionally, the Company was assessed prepayment fees of $0.4 million.

Gain from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended July 31, 2011 resulted in a gain of $445,000. The change in fair value of common stock warrant liability for the three months ended July 31, 2010 resulted in a gain of $362,000. The gains are due primarily to a decrease in the Company’s common stock share price during the period.

Interest Expense. Interest expense consists primarily of interest incurred on outstanding debt obligations, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the first quarter of fiscal 2012 and 2011 was $0.9 million and $0.4 million, respectively. The increase is primarily because the debt associated with the acquisition of Daegis was outstanding for only one month in the first quarter of fiscal 2011.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate gains (losses) for the first quarter of fiscal 2012 and 2011 were $46,000 and ($132,000), respectively. Other income for the first quarter of fiscal 2012 and 2011 was $3,000 and $9,000, respectively.

Provision for Income Taxes. For the first quarter of fiscal 2012, the Company recorded $51,000 in federal, state, and foreign income tax expense. For the first quarter of fiscal 2011, the Company recorded $7,000 in federal and state income tax benefit.

Liquidity and Capital Resources

At July 31, 2011, the Company had cash and cash equivalents of $3.7 million, compared to $4.6 million at April 30, 2011. The Company had net accounts receivable of $13.2 million as of July 31, 2011, and $15.7 million as of April 30, 2011.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $300,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at July 31, 2011). Term Note B is a four year note for $4.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at July 31, 2011). As of July 31, 2011 there is $16.0 million outstanding on the term notes of which $0.9 million is current. Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at July 31, 2011). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of July 31, 2011, the Company was eligible to borrow the entire amount. As of July 31, 2011 there is $6.5 million outstanding on the revolving line of credit, none of which is current.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at July 31, 2011.

The Wells Fargo Credit Agreement also contains customary events of default, including without limitation events of default based on payment obligations, repudiation of guaranty obligations, material inaccuracies of representations and warranties, covenant defaults, insolvency proceedings, monetary judgments in excess of certain amounts, change in control, certain ERISA events, and defaults under certain other obligations.

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. As of July 31, 2011, the Company had accrued $34,000 of dividends payable on preferred stock. The preferred stock has no other provisions or preferences.

Except for the Wells Fargo Credit Agreement, as of July 31, 2011 the Company had no other notes payable outstanding.

As of July 31, 2011, the Company has $936,000 in capital leases payable, $383,000 of which is current.

Operating Cash Flows. For the first three months of fiscal year 2012 cash provided by operations was $0.8 million. Cash flows provided by operations for the first three months of fiscal 2012 principally resulted from a decrease in accounts receivable of $2.4 million, an increase in other long term liabilities of $0.2 million, amortization of intangible assets of $0.6 million, depreciation of $0.2 million, loss on extinguishment of debt of $2.2 million, interest added to long term debt principal of $0.1 million, and stock based compensation expense of $0.2 million. Offsetting these amounts was a net loss of $1.8 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in other long term assets of $0.5, a decrease in accounts payable of $0.1 million, a decrease in accrued compensation and related expenses of $0.7 million, a decrease in other accrued liabilities of $0.6 million, a decrease in deferred revenue of $0.8 million, and a gain from change in fair value of common stock warrant liability of $0.4 million.

For the first three months of fiscal year 2011 cash used by operations was $2.8 million. Cash flows used in operations for the first three months of fiscal 2011 principally resulted from a net loss of $0.5 million, an increase in accounts receivable of $1.1 million, an increase in other long term assets of $1.0 million, a decrease in deferred revenue of $1.8 million, a decrease in other long term liabilities of $0.2 million, a change in fair value of contingent consideration of $0.2 million, and a gain from change in fair value of common stock warrant liability of $0.4 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.2 million, an increase in accounts payable of $0.3 million, an increase in other accrued liabilities of $0.5 million, amortization of intangible assets of $0.8 million, depreciation of $0.1 million and stock based compensation expense of $0.3 million.

Investing Cash Flows. Cash flow used in investing activities was $0.8 million for the first three months of fiscal 2012 and was primarily the result of cash used for the purchase of property and equipment. Net cash used in investing activities for the first three months of fiscal 2011 was $22.0 million and was primarily the result of cash used in the acquisition of Daegis.

Financing Cash Flows. Net cash used in financing activities for the first three months of fiscal 2012 was $0.8 million. Cash from financing activities was the result of borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.1 million, and proceeds from the issuance of preferred stock of $4.0 million. Offsetting this amount was $24.1 million of principal payments on debt obligations, $3.0 million of payments on the revolving line of credit, and $0.4 million of prepayment penalty on extinguishment of debt. Net cash from financing activities for the first three months of fiscal 2011 was $27.1 million. Cash from financing activities was the result of borrowings on the term loan and revolving line of credit of $24 million and $4 million, respectively. Offsetting this amount was $0.6 of principal payments on debt obligations and $0.4 million of payments on the revolving line of credit.

A summary of certain contractual obligations as July 31, 2011 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Notes payable	$22,500	$900	$2,400	19,200	—
Estimated interest expense	5,828	1,631	2,919	1,278	—
Other liabilities	87	—	—	—	87
Capital leases	936	383	427	126	—
Operating leases	4,410	1,540	1,910	884	76
Total contractual cash obligations	$33,761	$4,454	$7,656	$21,488	$163

Other liabilities primarily include mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $3.7 million as of July 31, 2011. The Company had no short-term investments at July 31, 2011.

The Company does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.25%. LIBOR at July 31, 2011 is approximately 0.8%. Should the LIBOR interest rate increase above 1.25% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of July 31, 2011, there was $16.0 million outstanding on the term notes and $6.5 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At July 31, 2011 the Company had cash held in foreign currencies of $417,000 in Euros, $26,000 in Canadian dollars, $116,000 in pounds sterling, and $266,000 in Australian dollars. At July 31, 2011 the Company had accounts receivable in foreign currencies of $1,175,000 in Euros, $219,000 in pounds sterling, $176,000 in Australian dollars, $2,000 in Canadian dollars, $27,000 in Japanese yen, $7,000 in Korean won, and $72,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report.  Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2011, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. There have been no material changes in our risks from such description.

Item 6. Exhibits

Exhibits
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

DAEGIS INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2011	Daegis Inc.
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)