Form 10-Q
period 2011-10-31
DAEGIS INC.
filed 2011-12-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,717,777 shares of common stock, $0.001 par value, as of November 30, 2011.

DAEGIS INC.
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2011 and 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

SIGNATURE		31

CERTIFICATIONS		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,473	$4,577
Accounts receivable, net of allowance of $331 at October 31, 2011 and
$503 at April 30, 2011	11,291	15,670
Prepaid expenses and other current assets	1,280	1,166
Total current assets	18,044	21,413

Property and equipment, net	2,832	2,240
Goodwill	25,161	25,161
Intangibles, net	11,273	12,396
Other assets, net of allowances of $87 at October 31, 2011 and $91 at
April 30, 2011	1,098	1,524
Total assets	$58,408	$62,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$740	$1,433
Current portion of long term debt	1,589	1,869
Accrued compensation and related expenses	2,118	2,894
Common stock warrant liability	1,021	1,623
Other accrued liabilities	1,308	2,131
Deferred revenue	6,567	7,951
Total current liabilities	13,343	17,901

Long term debt, net of current portion	21,754	24,731
Deferred tax liabilities, net	618	555
Other long term liabilities	1,207	1,513
Total liabilities	36,922	44,700

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	2	—
Common stock	15	15
Additional paid-in capital	99,563	95,111
Accumulated other comprehensive income	425	443
Accumulated deficit	(78,519)	(77,535)
Total stockholders’ equity	21,486	18,034
Total liabilities and stockholders’ equity	$58,408	$62,734

See accompanying notes to condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenues:
eDiscovery	$5,529	$7,093	$11,555	$10,108
Database, archive, and migrations	5,546	5,775	11,034	12,644
Total revenues	11,075	12,868	22,589	22,752

Operating expenses:
Direct costs of eDiscovery revenue	2,234	1,872	4,632	2,525
Direct costs of database, archive, and migration revenue	1,352	1,419	2,700	3,053
Product development	1,863	1,982	3,838	3,766
Selling, general and administrative	4,428	6,813	9,376	13,099
Change in fair value of contingent consideration	—	—	—	(164)
Total operating expenses	9,877	12,086	20,546	22,279
Income from operations	1,198	782	2,043	473

Other income (expense):
Loss on extinguishment of debt	—	—	(2,166)	—
Gain from change in fair value of common stock warrant liability	158	305	602	667
Interest expense	(469)	(1,030)	(1,369)	(1,442)
Other, net	(24)	(41)	26	(164)
Total other income (expense)	(335)	(766)	(2,907)	(939)
Earnings (loss) before income taxes	863	16	(864)	(466)
Provision for income taxes	68	129	119	123
Net income (loss)	$795	$(113)	$(983)	$(589)

Earnings (loss) per share:
Basic	$0.05	$(0.01)	$(0.08)	$(0.05)
Dilutive	$0.04	$(0.01)	$(0.08)	$(0.05)

Weighted average shares used in computing earnings (loss) per share:
Basic	14,657	13,844	14,629	12,542
Dilutive	16,476	13,844	14,629	12,542

See accompanying notes to condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(983)	$(589)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation	509	385
Amortization of intangible assets	1,123	1,943
Loss on extinguishment of debt	2,166	—
Amortization of discount on notes payable	43	89
Interest added to long term debt principal	80	167
Stock based compensation expense	473	487
Change in fair value of contingent consideration	—	(164)
Gain from change in fair value of common stock warrant liability	(602)	(667)
Changes in operating assets and liabilities:
Accounts receivable	4,356	(2,499)
Prepaid expenses and other current assets	(210)	308
Other long term assets	114	99
Accounts payable	(693)	590
Accrued compensation and related expenses	(883)	(440)
Other accrued liabilities	(820)	510
Deferred revenue	(1,365)	(2,552)
Other long term liabilities	(237)	(415)
Net cash provided by (used in) operating activities	3,071	(2,748)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(21,804)
Purchases of property and equipment	(608)	(94)
Net cash used in investing activities	(608)	(21,898)

Cash flows from financing activities:
Prepayment penalty on extinguishment of debt	(368)	—
Proceeds from issuance of common stock	148	—
Proceeds from issuance of preferred stock	3,966	—
Payments of loan costs	(565)	(983)
Payments on revolving line of credit	(2,950)	(1,100)
Borrowings on revolving line of credit	6,500	4,500
Borrowings on term loan	16,000	24,000
Principal payments under debt obligations	(24,089)	(697)
Principal payments on capital leases	(167)	(167)
Net cash provided by (used in) financing activities	(1,525)	25,553
Effect of exchange rate changes on cash	(42)	(90)
Net increase in cash and cash equivalents	896	817
Cash and cash equivalents, beginning of period	4,577	3,055
Cash and cash equivalents, end of period	$5,473	$3,872

Supplemental cash flow information:
Cash paid during the period for:
Interest	$984	$770
Taxes	$64	$302

Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$135	$—
Common stock issued in conjunction with acquisition	$—	$7,217
Common stock issued with conversion of convertible notes	$—	$6,276
Fixed assets acquired through capital leases	$493	$—

See accompanying notes to condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011

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

Recently Issued Accounting Standards

In September 2011, the FASB issued authoritative guidance on when to perform the two step two impairment test for goodwill. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance was adopted by Daegis upon issuance. We will implement this guidance in our next goodwill impairment test.

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for Daegis beginning May 1, 2012. This guidance will not a have a material effect on the Company’s financial statements.

Reclassifications

During the second quarter of fiscal year 2012, the Company revised the statements of cash flows for the first quarter of fiscal year 2012 and the six months ended October 31, 2010. The revisions were related to certain debt issuance costs and capital lease transactions of which both reclassifications were deemed to be immaterial. For 2012 the net reclassifications were to increase cash flows from operating activities by $146,000, increase cash flows from investing activities by $493,000 and decrease cash flows from financing activities by $639,000. For 2011, the Company reclassified cash outflows of $1,130,000 from the operating activities section of the cash flow statement to the financing section of the cash flow statement. These reclassifications had no effect on net income.

Additionally, certain reclassifications have been made to the prior period consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on net income.

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

The contingent consideration arrangement required the Company to issue to the former holders of AXS-One convertible notes 0.35 shares of Company common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that the Company issued under the contingent consideration arrangement was 415,422. The fair value of the contingent consideration was $1.3 million, which resulted in a reduction in the acquisition liability in the six months ended October 31, 2011 and 2010 of $0 and $164,000, respectively, and a corresponding reduction in operating expenses.

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

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of the Company)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,422
Other assets	705
Property, plant and equipment	1,867
Identifiable intangible assets	11,000
Financial liabilities	(3,366)
Total identifiable net assets	17,898

Goodwill	19,519
$37,417
Acquisition related costs (included in selling, general and administrative expense in the
Company's statement of operations for the six months ended October 31, 2010)	$1,423

The fair value of the 2,085,714 common shares issued as part of the consideration paid for Daegis ($7,216,570) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

3. Stock Compensation Information

Compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on the grant date fair value previously calculated for pro forma disclosures. For the three and six months ended October 31, 2011 and 2010, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Direct Costs of Revenue	$19	$14	$37	$26
Product Development	40	38	79	76
Selling, General and Administrative	187	183	357	385
Total Equity-Based Compensation	$246	$235	$473	$487

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of October 31, 2011. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2012	$451
2013	622
2014	429
2015	209
2016	13
Total	$1,724

The cost above is expected to be recognized over a weighted-average period of 1.40 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected life, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted average input assumptions used and resulting fair values for the six months ended October 31, 2011 and 2010, were as follows:

	Six Months Ended
	October 31,
	2011	2010
Expected life (in years)	5.0	5.0
Risk-free interest rate	0.8%	1.0%
Volatility	89%	87%
Dividend yield	—	—
Weighted-average fair value of stock options granted during the year	$2.39	$3.38
Forfeiture rate	20%	20%

The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected life of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company did not pay cash dividends in fiscal 2011 or year to date in fiscal 2012, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

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

In the second quarter of fiscal 2011, the Company’s shareholders approved the 2010 Stock Plan (the “2010 Stock Plan”). Under the 2010 Stock Plan the Company may make awards to issue up to 1,500,000 shares of common stock to eligible employees, consultants and directors. Stock options granted under the 2010 Stock Plan generally vest over four years, are exercisable to the extent vested and expire 10 years from the date of grant. Under the 2010 Stock Plan the Company may grant options at prices not less than the fair market value at the date of grant. Under the 2001 Stock Option Plan (the “2001 Option Plan”)which expired as of September 2010, the Company was able to grant options to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Option Plan generally vest over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

A summary of the Company’s stock option activity for the six months ended October 31, 2011 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2011	2,152,183	$3.38	6.91	$550,903
Granted	812,700	$2.39
Exercised	(91,100)	$1.43
Canceled or expired	(90,718)	$3.60
Outstanding at October 31, 2011	2,783,065	$3.14	7.44	$171,420

Exercisable at October 31, 2011	1,418,810	$3.47	6.33	$87,573

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended October 31, 2011 and October 31, 2010 was $26,614 and $0, respectively. The total fair value of awards vested during the quarters ended October 31, 2011 and October 31, 2010 was $348,790 and $245,647, respectively.

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2011 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2011	884,854	$2.03
Granted	812,700	$1.27
Vested	(319,978)	$2.01
Canceled or expired	(9,753)	$1.67
Nonvested at October 31, 2011	1,367,823	$1.60

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2011 and April 30, 2011 (in thousands).

	Gross		Net
	carrying	Accumulated	carrying	Estimated
October 31, 2011	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$—	$25,161	—
Finite Lives:
Customer-related	6,236	(2,678)	3,558	5 to 10 years
Technology-based	4,838	(2,085)	2,753	0.5 to 6 years
Trademarks	5,900	(1,049)	4,851	0.5 to 10 years
Trade name	100	(100)	—	2 years
Non-compete	200	(89)	111	3 to 3.3 years
Total	$42,435	$(6,001)	$36,434

	Gross		Net
	carrying	Accumulated	carrying	Estimated
April 30, 2011	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$—	$25,161	—
Finite Lives:
Customer-related	6,236	(2,187)	4,049	5 to 10 years
Technology-based	4,838	(1,777)	3,061	0.5 to 6 years
Trademarks	5,900	(758)	5,142	0.5 to 5 years
Trade name	100	(100)	—	2 years
Non-compete	200	(56)	144	3 to 3.3 years
Total	$42,435	$(4,878)	$37,557

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the six months ended October 31, 2011 was $1,123,000. Amortization expense for the six months ended October 31, 2010 was $1,943,000. The estimated future amortization expense related to intangible assets as of October 31, 2011 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2012	991
2013	1,934
2014	1,878
2015	1,841
2016	1,425
Thereafter	3,204
Total	$11,273

The following table summarizes the activity in the Company's goodwill account during the six months ended October 31, 2011 and 2010:

	Six Months Ended
	October 31,
	2011	2010
Balance, beginning of the period	25,161	17,928
Goodwill added through acquisition	—	15,662
Ciphersoft royalty payments	—	26
Balance, end of period	25,161	33,616

Goodwill at October 31, 2011, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

5. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of October 31, 2011, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.25% (6.25% as of October 31, 2011) and has a maturity date of June 30, 2015. As of October 31, 2011, there was $6.5 million outstanding on the revolver.

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of October 31, 2011:

	Fair Value	Fair value measurement using
	October 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Common stock warrant liability	$1,021	$—	$—	$1,021

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended October 31, 2011:

(in thousands)	Common Stock Warrants
Balance at April 30, 2011	$1,623
Issuance of common stock warrants	—
Change in fair value of common stock warrant liability	(602)
Balance at October 31, 2011	$1,021

7. Long-Term Debt

The Company’s debt consists of the following at October 31, 2011 and April 30, 2011 (in thousands):

	October 31,	April 30,
	2011	2011
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to acquire Daegis - see Note 2, the Hercules notes were repaid on June 30, 2011.	$—	$24,009

Hercules Technology II, L.P., credit facility, the Hercules notes were repaid on June 30, 2011.	—	2,950

Term Note A payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at October 31, 2011), payable monthly. Principal is payable over four years with principal payments of $300,000 quarterly (beginning November 2011) plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at October 31, 2011.

	12,000	—

Term Note B payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at October 31, 2011) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	—

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at October 31, 2011), payable June 30, 2015.	6,500	—

Capital leases payable, payable in monthly installments through July 2015.	843	517
	23,343	27,476
Less discount on notes payable	—	(876)
Less current portion	(1,589)	(1,869)
Total long term debt, net	$21,754	$24,731

The discount on notes payable is related to warrants granted to the Hercules Technology II, L.P. in association with the issuance of the term note. The Company provided Hercules with 718,860 warrants to purchase shares of Company common stock at $2.45 per share. The warrants have an expiration date of June 29, 2020. The Company values its warrants based on open form option pricing models. Amortization of the discount on notes payable for the three months October 31, 2011 and 2010 was $0 and $66,000 respectively. Amortization of the discount on notes payable for the six months ended October 31, 2011 and 2010 was $43,000 and $89,000, respectively.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2011.

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

A summary of future payments on long-term debt obligations as of October 31, 2011 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2012	$792
2013	1,545
2014	1,348
2015	1,326
2016	18,332
23,343
Current portion of long term debt	(1,589)
Long term debt, net	$21,754

8. Other Long-Term Liabilities

Included in other long term liabilities as of October 31, 2011 is deferred rent resulting from escalation clauses related to the Roseville, New York, and Chicago offices of $120,000, $115,000, and $1,000, respectively. Included in other long term liabilities as of April 30, 2011 is deferred rent resulting from escalation clauses related to the Roseville, New York, and Chicago offices of $156,000, $112,000, and $11,000, respectively. Also included in other long term liabilities as of October 31, 2011 are $334,000 and $230,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. and the New York office lease assumed in the acquisition of Daegis, respectively. Included in other long term liabilities as of April 30, 2011 are $374,000 and $256,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. and the New York office lease assumed in the acquisition of Daegis, respectively. Additionally, as of October 31, 2011 and April 30, 2011 there is long-term deferred maintenance revenue of $321,000 and $513,000, respectively, included in other long-term liabilities. Additionally, as of October 31, 2011 and April 30, 2011, there is $86,000 and $91,000, respectively, related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

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

Changes in the Company’s deferred maintenance revenue were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Deferred maintenance revenue beginning balance	$7,367	$7,905	$8,420	$9,642
Deferred maintenance revenue recognized during period	(3,903)	(4,100)	(7,770)	(8,787)
Deferred maintenance revenue of new maintenance contracts	3,338	3,346	6,152	6,296
Deferred maintenance revenue ending balance	$6,802	$7,151	$6,802	$7,151

Of the deferred maintenance revenue at October 31, 2011 and April 30, 2011, $0.3 million and $0.5 million, respectively, is long-term and is included in other long-term liabilities.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2011 and April 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the six months ended October 31, 2011 and 2010.

11. Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. As of October 31, 2011, the Company had accrued $135,000 of dividends payable on preferred stock.

12. Comprehensive Income

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended October 31, 2011 and 2010 was ($9,000) and $32,000, respectively. A comprehensive gain (loss) on foreign currency translations for the six months ended October 31, 2011 and 2010 was ($18,000) and $11,000, respectively.

13. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) less dividends payable on preferred stock by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the six months ended October 31, 2011 and three and six months ended October 31, 2010, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 31,		October 31,
	2011	2010	2011	2010
Net income (loss)	$795	$(113)	$(983)	$(589)
Dividends payable on preferred stock	$(101)	$—	$(135)	$—
Net income (loss) available to commons stockholders	694	(113)	(1,118)	(589)

Weighted average shares of common stock outstanding, basic	14,657	13,844	14,629	12,542
Effect of dilutive securities	1,819	—	—	—
Weighted average shares of common stock outstanding, diluted	16,476	13,844	14,629	12,542

Earnings (loss) per share of common stock:
Basic	$0.05	$(0.01)	$(0.08)	$(0.05)
Diluted	$0.04	$(0.01)	$(0.08)	$(0.05)

The dilutive securities above represent only those stock options, warrants, convertible debt, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net earnings per share calculation because they would be antidilutive are employee stock options of 2,223,869 and common stock warrants of 909,042 for the three months ended October 31, 2011. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,783,065 and common stock warrants of 1,344,986 for the six months ended October 31, 2011. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,299,619 and common stock warrants of 1,344,986 for the three and six months ended October 31, 2010. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are preferred stock shares of 1,666,667 for the six months ended October 31, 2011 and zero for the three and six months ended October 31, 2010.

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

For the second quarter of fiscal 2012 and 2011, total revenue from the United States was $8.2 million and $9.7 million, respectively. Total revenue from all other countries was $2.9 million in the first quarter of fiscal 2012 and $3.2 million for the second quarter of fiscal 2011. Total long-lived assets as of October 31, 2011 and April 30, 2011, for the United States, was $40.3 million and $41.3 million, respectively. Total long-lived assets in all other countries were $41,000 as of October 31, 2011 and $48,000 as of April 30, 2011.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2011 segment information has been reclassified to conform to the fiscal 2012 presentation.

	Three Months Ended		Six Months Ended
	October		October 31,
	2011	2010	2011	2010
Total revenues:
eDiscovery	$5,529	$7,093	$11,555	$10,108
Database, archive, and migrations	5,546	5,775	11,034	12,644
Total revenues	$11,075	$12,868	$22,589	$22,752

Operating expenses:
eDiscovery	$4,933	$5,092	$9,915	$6,696
Database, archive, and migrations	3,597	4,787	7,240	9,913
Unallocated corporate expenses	1,347	2,207	3,391	5,670
Total operating expenses	$9,877	$12,086	$20,546	$22,279

Income from operations:
eDiscovery	$596	$2,001	$1,640	$3,412
Database, archive, and migrations	1,949	988	3,794	2,731
Unallocated corporate expenses	(1,347)	(2,207)	(3,391)	(5,670)
Total income from operations	$1,198	$782	$2,043	$473

	October 31,	April 30,
	2011	2011
Total assets:
eDiscovery	$47,308	$47,585
Database, archive, and migrations	11,100	15,149
Total assets	$58,408	$62,734

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

The Company’s customers include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Roseville, California, with offices in San Francisco, New York, Chicago, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenues:
eDiscovery	49.9%	55.1%	51.2%	44.4%
Database, archive, and migrations	50.1%	44.9%	48.8%	55.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct costs of eDiscovery revenue	20.2%	14.6%	20.5%	11.1%
Direct costs of database, archive, and migration revenue	12.2%	11.0%	12.0%	13.4%
Product development	16.8%	15.4%	17.0%	16.5%
Selling, general and administrative	40.0%	52.9%	41.5%	57.6%
Change in fair value of contingent consideration	0.0%	0.0%	0.0%	(0.7)%
Total operating expenses	89.2%	93.9%	91.0%	97.9%
Income from operations	10.8%	6.1%	9.0%	2.1%

Other income (expense):
Loss on extinguishment of debt	0.0%	0.0%	(9.6)%	0.0%
Gain from change in fair value of common stock warrant liability	1.4%	2.4%	2.7%	2.9%
Interest expense	(4.2)%	(8.0)%	(6.1)%	(6.4)%
Other, net	(0.2)%	(0.4)%	0.1%	(0.7)%
Total other income (expense)	(3.0)%	(6.0)%	(12.9)%	(4.2)%
Earnings (loss) before income taxes	7.8%	0.1%	(3.9)%	(2.1)%
Provision for income taxes	0.6%	1.0%	0.5%	0.5%
Net income (loss)	7.2%	(0.9)%	(4.4)%	(2.6)%

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

Total revenues in the second quarter of fiscal 2012 were $11.1 million, a decrease of $1.8 million from the second quarter of fiscal 2011. This represents a decrease of 14% from the second quarter of fiscal 2011 revenues of $12.9 million. Total revenues for the six months ended October 31, 2011 were $22.6 million, a decrease of $0.2 million. This represents a decrease of 1% over revenues from the six months ended October 31, 2010 of $22.8 million. Total eDiscovery revenues in the second quarter of fiscal 2012 were $5.5 million, a decrease of $1.6 million from the second quarter of fiscal 2011. This represents a decrease of 22% over the second quarter of fiscal 2011 revenues of $7.1 million. The decrease in eDiscovery revenue for the second quarter of fiscal 2012 is primarily related to having fewer large legal matters in process in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Total eDiscovery revenues for the six months ended October 31, 2011 were $11.6 million, an increase of $1.5 million from the six months ended October 31, 2010. This represents an increase of 14% in revenue from the six months ended October 31, 2010 revenues of $10.1 million. The increase is primarily related to having three months of eDiscovery revenue in the first quarter of fiscal 2012 and only one month of eDiscovery revenue in the first quarter of fiscal 2011. This is offset by the decrease in revenue for the second quarter of fiscal 2012. Total database, archive, and migrations revenues in the second quarter of fiscal 2012 were $5.5 million, a decrease of $0.3 million from the second quarter of 2011. This represents a decrease of 4% from the second quarter of fiscal 2011 revenues of $5.8 million. Total database, archive, and migrations revenues for the six months ended October 31, 2011 were $11.0 million, a decrease of $1.6 million from the six months ended October 31, 2010. This represents a decrease of 13% in revenue from the six months ended October 31, 2010 revenues of $12.6 million. The decrease in database, archive, and migrations revenue for the three six and months ending October 31, 2011 is primarily due to current year delays in large government migration projects, a delay in a large maintenance renewal, and fewer archive license sales.

For the second quarter of fiscal 2012 and 2011, total revenues from the United States were 74% and 75% of total revenues, respectively. Total revenue from the United States in absolute dollars was $8.2 million for the second quarter of fiscal 2012 and $9.7 million for the second quarter of fiscal 2011. Total revenue from all other countries was $2.9 million in the second quarter of fiscal 2012 and $3.2 million for the second quarter of fiscal 2011. On a percentage basis, revenue from other countries was 26% for the second quarter of fiscal 2012 and 25% for the second quarter of fiscal 2011.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party assistance that were directly related to the generation of eDiscovery revenue. Direct costs of eDiscovery revenue were $2.2 million and $1.9 million for the second quarter of fiscal 2012 and fiscal 2011, respectively. For the first six months ended October 31, 2011 and 2010, the direct costs of eDiscovery revenue were $4.6 million and $2.5 million, respectively. The increase is primarily related to the fact that eDiscovery only had one month of costs included in the first quarter of fiscal 2011.

Direct Costs of Database, Archive, and Migrations Revenue. Direct costs of database, archive and migrations revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migrations revenue. Direct costs of database, archive and migrations revenue was $1.4 million for both the second quarter of fiscal 2012 and fiscal 2011. For the six months ended October 31, 2011 and 2010, direct costs of database, archive and migrations revenue were $2.7 million and $3.1 million, respectively. The decrease in direct costs of database, archive and migrations revenue for the six month period over the comparable prior year expenses is primarily due to a reallocation of employees to eDiscovery departments combined with a small reduction in force.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the second quarter of fiscal 2012 were $1.9 million compared to $2.0 million in the same period of fiscal 2011. For both the six months ended October 31, 2011 and 2010, product development expenses were $3.8 million.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $4.4 million in the second quarter of fiscal 2012 and $6.8 million for the second quarter of fiscal 2011. The major components of SG&A for the second quarter of fiscal 2012 were sales expenses of $1.9 million, marketing expenses of $0.5 million and general and administrative expenses of $2.0 million. For the second quarter of fiscal 2011, the major components of SG&A were sales expenses of $2.3 million, marketing expenses of $0.7 million and general and administrative expenses of $3.8 million. As a percentage of total revenue, SG&A expenses were 39% in the second quarter of fiscal 2012 and 53% in the second quarter of fiscal 2011. In the six months ended October 31, 2011 and 2010, our SG&A expenses were $9.4 million and $13.1 million, respectively. The major components of SG&A for the six month period ended October 31, 2011 were sales expenses of $3.8 million, marketing expenses of $1.2 million and general and administrative expenses of $4.4 million. The major components of SG&A for the six month period ended October 31, 2010 were sales expenses of $4.0 million, marketing expenses of $1.2 million and general and administrative expenses of $7.9 million. As a percentage of total revenue, SG&A expenses were 41% in the first six months of fiscal 2012 and 58% in the first six months of fiscal 2011. The decrease in SG&A costs for the three and six months ended October 31, 2011 is primarily related to decreases in amortization expense due to the impairment of intangible assets in fiscal 2011, reduced incentive compensation payments and decreases in outside labor expense. This is combined with approximately $1.4 million of transaction costs for the Daegis acquisition included in the first quarter of 2011.

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

Gain from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three and six months ended October 31, 2011 resulted in a gain of $158,000 and $602,000, respectively. The change in fair value of common stock warrant liability for the three and six months ended October 31, 2010 resulted in a gain of $305,000 and $667,000, respectively. The gains are due primarily to a decrease in the Company’s common stock share price during the period.

Interest Expense. Interest expense consists primarily of interest incurred on outstanding debt obligations, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the second quarter of fiscal 2012 and 2011 was $0.5 million and $1.0 million, respectively. For both the six months ended October 31, 2011 and 2010, interest expense was $1.4 million. The decrease in the interest expense for the second quarter of fiscal 2012 is due to the lower interest rates on debt that resulted from our refinancing. This is offset in the six months ending October 31, 2011 because the debt associated with the acquisition of Daegis was outstanding for only one month in the first quarter of fiscal 2011.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate losses for the second quarter of fiscal 2012 and 2011 were $26,000 and $87,000, respectively. Foreign exchange rate gains for the six months ended October 31, 2011 was $21,000. Foreign exchange rate losses for the six months ended October 31, 2010 were $219,000. Other income for the second quarter of fiscal 2012 and 2011 was $2,000 and $46,000, respectively. Other income for the six months ended October 31, 2011 was $5,000. Other income for the six months ended October 31, 2010 was $55,000.

Provision for Income Taxes. For the second quarter of fiscal 2012, the Company recorded $68,000 in federal, state, and foreign income tax expense. For the second quarter of fiscal 2011, the Company recorded $129,000 in federal and state income tax benefit. For the six months ended October 31, 2011 the Company recorded $119,000 in federal, state, and foreign income tax expense. For the six months ended October 31, 2010 the Company recorded $123,000 in federal, state, and foreign income tax expense.

Liquidity and Capital Resources

At October 31, 2011, the Company had cash and cash equivalents of $5.5 million, compared to $4.6 million at April 30, 2011. The Company had net accounts receivable of $11.3 million as of October 31, 2011, and $15.7 million as of April 30, 2011.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $300,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at October 31, 2011). Term Note B is a four year note for $4.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at October 31, 2011). As of October 31, 2011 there is $16.0 million outstanding on the term notes of which $1.2 million is current. Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at October 31, 2011). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of October 31, 2011, the Company was eligible to borrow the entire amount of $8.0 million. As of October 31, 2011 there is $6.5 million borrowed on the revolving line of credit, none of which is current.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2011.

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

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. As of October 31, 2011, the Company had accrued $135,000 of dividends payable on preferred stock. The preferred stock has no other provisions or preferences.

Except for the Wells Fargo Credit Agreement, as of October 31, 2011 the Company had no other notes payable outstanding.

As of October 31, 2011, the Company has $843,000 in capital leases payable, $389,000 of which is current.

Operating Cash Flows. For the first six months of fiscal year 2012 cash provided by operations was $3.1 million. Cash flows provided by operations for the first six months of fiscal 2012 principally resulted from a decrease in accounts receivable of $4.4 million, a decrease in other long term assets of $0.1 million, amortization of intangible assets of $1.1 million, depreciation of $0.5 million, loss on extinguishment of debt of $2.2 million, interest added to long term debt principal of $0.1 million, and stock based compensation expense of $0.5 million. Offsetting these amounts was a net loss of $1.0 million, an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable of $0.7 million, a decrease in accrued compensation and related expenses of $0.9 million, a decrease in other accrued liabilities of $0.8 million, a decrease in deferred revenue of $1.4 million, a decrease in other long term liabilities of $0.2 million, and a gain from change in fair value of common stock warrant liability of $0.6 million.

For the first six months of fiscal year 2011 cash used by operations was $2.7 million. Cash flows used in operations for the first six months of fiscal 2011 principally resulted from a net loss of $0.6 million, an increase in accounts receivable of $2.5 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in deferred revenue of $2.6 million, a decrease in other long term liabilities of $0.4 million, change in fair value of contingent consideration of $0.2 million, and a gain from change in fair value of common stock warrant liability of $0.7 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in other long term assets of $0.1 million, an increase in accounts payable of $0.6 million, an increase in other accrued liabilities of $0.5 million, amortization of intangible assets of $1.9 million, depreciation of $0.4 million, amortization of discount on notes payable of $0.1 million, interest added to long term debt principal of $0.2 million, and stock based compensation expense of $0.5 million. During the second quarter of fiscal year 2012, the Company revised the statements of cash flows for the first quarter of fiscal year 2012 and the six months ended October 31, 2010. See a further a description of the reclassifications in Note 1 to the financial statements.

Investing Cash Flows. Cash flows used in investing activities was $0.6 million for the first six months of fiscal 2012 and was primarily the result of cash used for the purchase of property and equipment. Net cash used in investing activities for the first sixmonths of fiscal 2011 was $21.9 million and was primarily the result of cash used in the acquisition of Daegis.

Financing Cash Flows. Net cash used in financing activities for the first six months of fiscal 2012 was $1.5 million. Cash from financing activities was the result of borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.1 million, and proceeds from the issuance of preferred stock of $4.0 million. Offsetting this amount was $24.1 million of principal payments on debt obligations, $0.2 million of principal payments on capital leases, $3.0 million of payments on the revolving line of credit, $0.6 million of payment of loan costs, and $0.4 million of prepayment penalty on extinguishment of debt. Net cash from financing activities for the first six months of fiscal 2011 was $25.6 million. Cash from financing activities was the result of borrowings on the term loan and revolving line of credit of $24 million and $4.5 million, respectively. Offsetting this amount was $0.7 of principal payments on debt obligations, $0.2 million on principal payments on capital leases, and $1.1 million of payments on the revolving line of credit, and $1.0 million of payment of loan costs.

A summary of certain contractual obligations as October 31, 2011 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Notes payable	$22,500	$1,200	$2,400	18,900	—
Estimated interest expense	5,408	1,594	2,891	923	—
Other liabilities	86	—	—	—	86
Capital leases	843	389	359	95	—
Operating leases	4,280	1,452	1,863	934	31
Total contractual cash obligations	$33,117	$4,635	$7,513	$20,852	$117

Other liabilities primarily include mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $5.5 million as of October 31, 2011. The Company had no short-term investments at October 31, 2011.

The Company does not use derivative financial instruments in its short-term investment portfolio, and places its investments with high quality issuers only and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%,10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.25%. LIBOR at October 31, 2011 is approximately 1.0%. Should the LIBOR interest rate increase above 1.25% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of October 31, 2011, there was $16.0 million outstanding on the term notes and $6.5 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At October 31, 2011 the Company had cash held in foreign currencies of $1,005,000 in Euros, $47,000 in Canadian dollars, $208,000 in pounds sterling, and $169,000 in Australian dollars. At October 31, 2011 the Company had accounts receivable in foreign currencies of $1,255,000 in Euros, $333,000 in pounds sterling, $412,000 in Australian dollars, $64,000 in Japanese yen, $6,000 in Hong Kong dollars, $3,000 in Korean won, and $1,000 in Malaysian ringgit. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2011, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: December 14, 2011	Daegis Inc.
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)