Form 10-Q
period 2012-01-31
DAEGIS INC.
filed 2012-03-15
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807

_______________________________

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,717,777 shares of common stock, $0.001 par value, as of February 29, 2012.

DAEGIS INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,466	$4,577
Accounts receivable, net of allowance of $349 at January 31, 2012 and
$503 at April 30, 2011	10,915	15,670
Prepaid expenses and other current assets	1,288	1,166
Total current assets	18,669	21,413

Property and equipment, net of accumulated depreciation of $4,668 at
January 31, 2012 and $3,887 at April 30, 2011	2,861	2,240
Goodwill	25,161	25,161
Intangibles, net	10,765	12,396
Other assets, net of allowances of $81 at January 31, 2012 and $91 at
April 30, 2011	1,150	1,524
Total assets	$58,606	$62,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$450	$1,433
Current portion of long term debt	1,594	1,869
Accrued compensation and related expenses	2,182	2,894
Common stock warrant liability	987	1,623
Other accrued liabilities	1,468	2,131
Deferred revenue	8,244	7,951
Total current liabilities	14,925	17,901

Long term debt, net of current portion	20,353	24,731
Deferred tax liabilities, net	653	555
Other long term liabilities	1,045	1,513
Total liabilities	36,976	44,700

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	2	—
Common stock	15	15
Additional paid-in capital	99,735	95,111
Accumulated other comprehensive income	345	443
Accumulated deficit	(78,467)	(77,535)
Total stockholders’ equity	21,630	18,034
Total liabilities and stockholders’ equity	$58,606	$62,734

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues:
eDiscovery	$4,159	$6,508	$15,714	$16,617
Database, archive, and migrations	6,910	5,923	17,944	18,567
Total revenues	11,069	12,431	33,658	35,184

Operating expenses:
Direct costs of eDiscovery revenue	2,491	2,200	7,123	4,725
Direct costs of database, archive, and migration revenue	1,255	1,254	3,955	4,308
Product development	1,830	1,973	5,669	5,738
Selling, general and administrative	4,889	5,866	14,264	18,966
Change in fair value of contingent consideration	—	—	—	(164)
Total operating expenses	10,465	11,293	31,011	33,573
Income from operations	604	1,138	2,647	1,611

Other income (expense):
Loss on extinguishment of debt	—	—	(2,166)	—
Gain (loss) from change in fair value of common stock warrant liability	34	(240)	636	427
Interest expense	(462)	(1,009)	(1,832)	(2,450)
Other, net	(93)	2	(66)	(162)
Total other income (expense)	(521)	(1,247)	(3,428)	(2,185)
Earnings (loss) before income taxes	83	(109)	(781)	(574)
Provision for income taxes	30	97	150	219
Net income (loss)	$53	$(206)	$(931)	$(793)

Earnings (loss) per share:
Basic	$0.00	$(0.01)	$(0.08)	$(0.06)
Dilutive	$0.00	$(0.01)	$(0.08)	$(0.06)

Weighted average shares used in computing earnings (loss) per share:
Basic	14,713	14,577	14,657	13,220
Dilutive	14,713	14,577	14,657	13,220

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(931)	$(793)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation	796	627
Amortization of intangible assets	1,632	2,679
Loss on extinguishment of debt	2,166	—
Amortization of discount on notes payable	43	153
Interest added to long term debt principal	80	290
Stock based compensation expense	704	726
Change in fair value of contingent consideration	—	(164)
Gain from change in fair value of common stock warrant liability	(636)	(427)
Changes in operating assets and liabilities:
Accounts receivable	4,698	(3,534)
Prepaid expenses and other current assets	(213)	179
Other long term assets	46	158
Accounts payable	(983)	42
Accrued compensation and related expenses	(748)	55
Other accrued liabilities	(785)	239
Deferred revenue	41	(1,428)
Other long term liabilities	(59)	(4)
Net cash provided by (used in) operating activities	5,851	(1,202)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(21,804)
Purchases of property and equipment	(925)	(227)
Net cash used in investing activities	(925)	(22,031)

Cash flows from financing activities:
Prepayment penalty on extinguishment of debt	(368)	—
Proceeds from issuance of common stock	192	—
Proceeds from issuance of preferred stock	3,966	—
Payments of loan costs	(565)	(983)
Payments on revolving line of credit	(3,950)	(1,900)
Borrowings on revolving line of credit	6,500	4,500
Borrowings on term loan	16,000	24,000
Principal payments under debt obligations	(24,389)	(950)
Principal payments on capital leases	(262)	(279)
Net cash provided by (used in) financing activities	(2,876)	24,388
Effect of exchange rate changes on cash	(161)	(94)
Net increase in cash and cash equivalents	1,889	1,061
Cash and cash equivalents, beginning of period	4,577	3,055
Cash and cash equivalents, end of period	$6,466	$4,116

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,281	$1,518
Taxes	$94	$428

Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$236	$—
Common stock issued in conjunction with acquisition	$—	$7,217
Common stock issued with conversion of convertible notes	$—	$6,276
Fixed assets acquired through capital leases	$493	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance on the disclosure of offsetting assets and liabilities. Under the new guidance, entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance will be effective for Daegis beginning May 1, 2013. This guidance will not a have a material effect on the Company’s financial statements.

In September 2011, the FASB issued authoritative guidance on when to perform the two-step impairment test for goodwill. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance was adopted by Daegis upon issuance. We will implement this guidance in our next goodwill impairment test.

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

Reclassifications

During the third quarter of fiscal year 2012, the Company revised the statements of cash flows for the nine months ended January 31, 2011. The revisions were related to certain debt issuance costs and capital lease transactions of which both reclassifications were deemed to be immaterial. The Company reclassified cash outflows of $1,231,000 from the operating activities section of the cash flow statement to the financing section of the cash flow statement. These reclassifications had no effect on net income.

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

The contingent consideration arrangement required the Company to issue to the former holders of AXS-One convertible notes 0.35 shares of Company common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that the Company issued under the contingent consideration arrangement was 415,422. The fair value of the contingent consideration was $1.3 million, which resulted in a reduction in the acquisition liability in the nine months ended January 31, 2012 and 2011 of $0 and $164,000, respectively, and a corresponding reduction in operating expenses.

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

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of the Company)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,422
Other assets	705
Property, plant and equipment	1,867
Identifiable intangible assets	11,000
Financial liabilities	(3,366)
Total identifiable net assets	17,898

Goodwill	19,519
$37,417
Acquisition related costs (included in selling, general and administrative expense in the
Company's statement of operations for the nine months ended January 31, 2011)	$1,423

The fair value of the 2,085,714 common shares issued as part of the consideration paid for Daegis ($7,216,570) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

3. Stock Compensation Information

Share-based compensation expense includes the estimated fair value for share-based awards. Share-based compensation expenses are recognized over the vesting period of the awards, net of estimated forfeitures. For the three and nine months ended January 31, 2012 and 2011, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Direct Costs of Revenue	$17	$19	$55	$45
Product Development	37	39	116	115
Selling, General and Administrative	176	181	533	566
Total Equity-Based Compensation	$230	$239	$704	$726

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of non-vested equity awards outstanding as of January 31, 2012. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2012	$221
2013	619
2014	426
2015	211
2016	16
Total	$1,493

The cost above is expected to be recognized over a weighted-average period of 1.30 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted average input assumptions used and resulting fair values for the nine months ended January 31, 2012 and 2011, were as follows:

	Nine Months Ended
	January 31,
	2012	2011
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.1%	1.3%
Volatility	89%	84%
Dividend yield	—	—
Weighted-average fair value of stock options granted during the year	$2.38	$3.38
Forfeiture rate	20%	20%

The Company bases its expected term assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company did not pay cash dividends in fiscal 2011 or year to date in fiscal 2012, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The Company’s uses a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

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

A summary of the Company’s stock option activity for the nine months ended January 31, 2012 is as follows:

			Weighted
		Weighted	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (in years)	value (1)
Outstanding at April 30, 2011	2,152,183	$3.38	6.91	$550,903
Granted	829,700	$2.38
Exercised	(124,500)	$1.40
Canceled or expired	(131,837)	$3.09
Outstanding at January 31, 2012	2,725,546	$3.18	7.35	$43,493

Exercisable at January 31, 2012	1,493,990	$3.52	6.52	$23,304

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters ended January 31, 2012 and January 31, 2011 was $20,084 and $0, respectively. The total fair value of awards vested during the quarters ended January 31, 2012 and January 31, 2011 was $261,865 and $247,215, respectively.

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2012 is as follows:

		Weighted
		average fair
	Shares	value
Nonvested at April 30, 2011	884,854	$2.03
Granted	829,700	$1.27
Vested	(459,375)	$1.97
Canceled or expired	(23,623)	$1.78
Nonvested at January 31, 2012	1,231,556	$1.55

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2012 and April 30, 2011 (in thousands).

	Gross		Net	Weighted
	carrying	Accumulated	carrying	average
January 31, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$—	$25,161	—
Finite Lives:
Customer-related	6,236	(2,873)	3,363	7 years
Technology-based	4,838	(2,236)	2,602	5 years
Trademarks	5,900	(1,194)	4,706	10 years
Trade name	100	(100)	—	2 years
Non-compete	200	(106)	94	3 years
Total	$42,435	$(6,509)	$35,926

	Gross		Net	Weighted
	carrying	Accumulated	carrying	average
April 30, 2011	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$—	$25,161	—
Finite Lives:
Customer-related	6,236	(2,187)	4,049	7 years
Technology-based	4,838	(1,777)	3,061	5 years
Trademarks	5,900	(758)	5,142	10 years
Trade name	100	(100)	—	2 years
Non-compete	200	(56)	144	3 years
Total	$42,435	$(4,878)	$37,557

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the nine months ended January 31, 2012 was $1,632,000. Amortization expense for the nine months ended January 31, 2011 was $2,679,000. The estimated future amortization expense related to intangible assets as of January 31, 2012 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2012	483
2013	1,934
2014	1,878
2015	1,841
2016	1,425
Thereafter	3,204
Total	$10,765

The following table summarizes the activity in the Company's goodwill account during the nine months ended January 31, 2012 and 2011:

	Nine Months Ended
	January 31,
	2012	2011
Balance, beginning of the period	25,161	17,928
Goodwill added through acquisition	—	19,461
Ciphersoft royalty payments	—	29
Balance, end of period	25,161	37,418

Goodwill at January 31, 2012, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. If the Company determines it is not more likely than not that the fair value of a business unit is less than its carrying amount, then the first step is performed. In the first step, the fair value of the Company is compared to its carrying value. The Company determined that the asset group to be tested for recoverability is at the business unit level as it was the lowest level at which cash flows were identifiable. The seconds step is to determine the implied fair values of the business units’ goodwill, and to compare them to the carrying values of the business units’ goodwill. This second step includes valuing all of the tangible and intangible assets and liabilities of the business units as if they had been acquired in a business combination to determine the implied fair values of goodwill. The business units that contain the goodwill and intangible assets are Unify, Daegis, and AXS-One.

5. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of January 31, 2012, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.25% (6.25% as of January 31, 2012) and has a maturity date of June 30, 2015. As of January 31, 2012, there was $5.5 million outstanding on the revolver.

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of January 31, 2012:

	Fair Value	Fair value measurement using
	January 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Common stock warrant liability	$987	$—	$—	$987

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended January 31, 2012:

(in thousands)	Common Stock Warrants
Balance at April 30, 2011	$1,623
Issuance of common stock warrants	—
Change in fair value of common stock warrant liability	(636)
Balance at January 31, 2012	$987

7. Long-Term Debt

The Company’s debt consists of the following at January 31, 2012 and April 30, 2011 (in thousands):

	January 31,	April 30,
	2012	2011
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to acquire Daegis - see Note 2, the Hercules notes were repaid on June 30, 2011.	$—	$24,009

Hercules Technology II, L.P., credit facility, the Hercules notes were repaid on June 30, 2011.	—	2,950

Term Note A payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at January 31, 2012), payable monthly. Principal is payable over four years with principal payments of $300,000 quarterly (beginning November 2011) plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at January 31, 2012.	11,700	—

Term Note B payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at January 31, 2012) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	—

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at January 31, 2012), payable June 30, 2015.	5,500	—

Capital leases payable, payable in monthly installments through July 2015.	747	517
	21,947	27,476
Less discount on notes payable	—	(876)
Less current portion	(1,594)	(1,869)
Total long term debt, net	$20,353	$24,731

The discount on notes payable is related to warrants granted to the Hercules Technology II, L.P. in association with the issuance of the term note. The Company provided Hercules with 718,860 warrants to purchase shares of Company common stock at $2.45 per share. The warrants have an expiration date of June 29, 2020. The Company values its warrants based on open form option pricing models. Amortization of the discount on notes payable for the three months January 31, 2012 and 2011 was $0 and $66,000 respectively. Amortization of the discount on notes payable for the nine months ended January 31, 2012 and 2011 was $43,000 and $153,000, respectively.

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

In June 2011 the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.25% for Term Note A and the revolving line of credit and 2.00% for Term Note B. The company capitalized $0.6 million of loan costs related to Wells Fargo Credit Agreement.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2012.

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

In March 2012, the Company amended the Wells Fargo Credit Agreement. As part of the amendment, the minimum LIBOR used in the interest rate for Term Note A and the revolving line of credit was increased to 1.50%. Additionally, modifications were made to certain financial covenants.

A summary of future payments on long-term debt obligations as of January 31, 2012 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2012	$396
2013	1,545
2014	1,348
2015	1,326
2016	17,332
21,947
Current portion of long term debt	(1,594)
Long term debt, net	$20,353

The summary of future payments on long-term debt obligations does not account for the annual payments based on the Company’s free cash flow under Term Note A as noted above. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above.

8. Other Long-Term Liabilities

Included in other long term liabilities as of January 31, 2012 is deferred rent resulting from escalation clauses related to the Roseville and New York offices of $102,000 and $126,000, respectively. Included in other long term liabilities as of April 30, 2011 is deferred rent resulting from escalation clauses related to the Roseville, New York, and Chicago offices of $156,000, $112,000, and $11,000, respectively. Also included in other long term liabilities as of January 31, 2012 are $314,000 and $209,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. and the New York office lease assumed in the acquisition of Daegis, respectively. Included in other long term liabilities as of April 30, 2011 are $374,000 and $256,000 related to the unfavorable lease terms associated with the Rutherford, New Jersey office lease assumed in the acquisition of AXS-One, Inc. and the New York office lease assumed in the acquisition of Daegis, respectively. Additionally, as of January 31, 2012 and April 30, 2011 there is long-term deferred maintenance revenue of $214,000 and $513,000, respectively, included in other long-term liabilities. Additionally, as of January 31, 2012 and April 30, 2011, there is $80,000 and $91,000, respectively, related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

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

Changes in the Company’s deferred maintenance revenue were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Deferred maintenance revenue beginning balance	$6,802	$7,151	$8,420	$9,642
Deferred maintenance revenue recognized during period	(4,548)	(3,938)	(12,317)	(12,725)
Deferred maintenance revenue of new maintenance contracts	6,075	5,061	12,226	11,357
Deferred maintenance revenue ending balance	$8,329	$8,274	$8,329	$8,274

Of the deferred maintenance revenue at January 31, 2012 and April 30, 2011, $0.2 million and $0.5 million, respectively, is long-term and is included in other long-term liabilities.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2012 and April 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the nine months ended January 31, 2012 and 2011.

11. Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. As of January 31, 2012, the Company had accrued $236,000 of dividends payable on preferred stock included in other accrued liabilities.

12. Comprehensive Income

Comprehensive income includes net income (loss) and net foreign currency translation adjustments. A comprehensive gain (loss) on foreign currency translations for the three months ended January 31, 2012 and 2011 was ($81,000) and $2,000, respectively. A comprehensive gain (loss) on foreign currency translations for the nine months ended January 31, 2012 and 2011 was ($98,000) and $13,000, respectively.

13. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) less dividends payable on preferred stock by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and nine months ended January 31, 2012 and the three and nine months ended January 31, 2011, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 31,		January 31,
	2012	2011	2012	2011
Net income (loss)	$53	$(206)	$(931)	$(793)
Dividends payable on preferred stock	$(101)	$—	$(236)	$—
Net income (loss) available to common stockholders	(48)	(206)	(1,167)	(793)

Weighted average shares of common stock outstanding, basic	14,713	14,577	14,657	13,220
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock outstanding, diluted	14,713	14,577	14,657	13,220

Earnings (loss) per share of common stock:
Basic	$0.00	$(0.01)	$(0.08)	$(0.06)
Diluted	$0.00	$(0.01)	$(0.08)	$(0.06)

The dilutive securities above represent only those stock options, warrants, convertible debt, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,725,546 and common stock warrants of 1,344,986 for the three and nine months ended January 31, 2012. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,286,459 and common stock warrants of 1,344,986 for the three and nine months ended January 31, 2011. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are preferred stock shares of 1,666,667 for the three and nine months ended January 31, 2012 and zero for the three and nine months ended January 31, 2011.

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

For the third quarter of fiscal 2012 and 2011, total revenue from the United States was $6.5 million and $9.2 million, respectively. Total revenue from all other countries was $4.6 million in the third quarter of fiscal 2012 and $3.2 million for the third quarter of fiscal 2011. Total long-lived assets as of January 31, 2012 and April 30, 2011, for the United States, was $39.9 million and $41.3 million, respectively. Total long-lived assets in all other countries were $36,000 as of January 31, 2012 and $48,000 as of April 30, 2011.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2011 segment information has been reclassified to conform to the fiscal 2012 presentation.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Total revenues:
eDiscovery	$4,159	$6,508	$15,714	$16,617
Database, archive, and migrations	6,910	5,923	17,944	18,567
Total revenues	$11,069	$12,431	$33,658	$35,184

Operating expenses:
eDiscovery	$5,166	$4,653	$15,081	$11,349
Database, archive, and migrations	3,605	4,405	10,837	14,318
Unallocated corporate expenses	1,694	2,235	5,093	7,906
Total operating expenses	$10,465	$11,293	$31,011	$33,573

Income from operations:
eDiscovery	$(1,007)	$1,855	$633	$5,268
Database, archive, and migrations	3,305	1,518	7,107	4,249
Unallocated corporate expenses	(1,694)	(2,235)	(5,093)	(7,906)
Total income from operations	$604	$1,138	$2,647	$1,611

	January 31,	April 30,
	2012	2011
Total assets:
eDiscovery	$45,655	$47,585
Database, archive, and migrations	12,951	15,149
Total assets	$58,606	$62,734

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues:
eDiscovery	37.6%	52.4%	46.7%	47.2%
Database, archive, and migrations	62.4%	47.6%	53.3%	52.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct costs of eDiscovery revenue	22.5%	17.6%	21.2%	13.5%
Direct costs of database, archive, and migration revenue	11.3%	10.1%	11.8%	12.2%
Product development	16.5%	15.9%	16.8%	16.3%
Selling, general and administrative	44.2%	47.2%	42.4%	53.9%
Change in fair value of contingent consideration	0.0%	0.0%	0.0%	(0.5)%
Total operating expenses	94.5%	90.8%	92.2%	95.4%
Income from operations	5.5%	9.2%	7.8%	4.6%

Other income (expense):
Loss on extinguishment of debt	0.0%	0.0%	(6.4)%	0.0%
Gain (loss) from change in fair value of common stock warrant liability	0.3%	(1.9)%	1.9%	1.2%
Interest expense	(4.2)%	(8.2)%	(5.4)%	(6.9)%
Other, net	(0.8)%	0.0%	(0.2)%	(0.5)%
Total other income (expense)	(4.7)%	(10.1)%	(10.1)%	(6.2)%
Earnings (loss) before income taxes	0.8%	(0.9)%	(2.3)%	(1.6)%
Provision for income taxes	0.3%	0.8%	0.5%	0.6%
Net income (loss)	0.5%	(1.7)%	(2.8)%	(2.2)%

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

Total revenues in the third quarter of fiscal 2012 were $11.1 million, a decrease of $1.3 million from the third quarter of fiscal 2011. This represents a decrease of 11% from the third quarter of fiscal 2011 revenues of $12.4 million. Total revenues for the nine months ended January 31, 2012 were $33.7 million, a decrease of $1.5 million over revenues for the nine months ended January 31, 2011. This represents a decrease of 4% over revenues from the nine months ended January 31, 2011 of $35.2 million. Total eDiscovery revenues in the third quarter of fiscal 2012 were $4.2 million, a decrease of $2.3 million from the third quarter of fiscal 2011. This represents a decrease of 36% over the third quarter of fiscal 2011 revenues of $6.5 million. The decrease in eDiscovery revenue for the third quarter of fiscal 2012 is primarily related to having fewer large legal matters in process in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Total eDiscovery revenues for the nine months ended January 31, 2012 were $15.7 million, a decrease of $0.9 million from the nine months ended January 31, 2011. This represents a decrease of 5% in revenue from the nine months ended January 31, 2011 revenues of $16.6 million. The decrease is primarily related to having fewer large legal matters in process in fiscal 2012 compared to the fiscal 2011. This is partially offset by having three months of eDiscovery revenue in the first quarter of fiscal 2012 and only one month of eDiscovery revenue in the first quarter of fiscal 2011. Total database, archive, and migrations revenues in the third quarter of fiscal 2012 were $6.9 million, an increase of $1.0 million from the third quarter of 2011. This represents an increase of 17% from the third quarter of fiscal 2011 revenues of $5.9 million. The increase in database, archive, and migrations revenue for the three months ending January 31, 2012 is primarily due to a large license and maintenance sale that did not exist in fiscal 2011 and the receipt of a large maintenance renewal. Total database, archive, and migrations revenues for the nine months ended January 31, 2012 were $17.9 million, a decrease of $0.7 million from the nine months ended January 31, 2011. This represents a decrease of 3% in revenue from the nine months ended January 31, 2011 revenues of $18.6 million. The decrease in database, archive, and migrations revenue for the nine months ending January 31, 2012 is primarily due to current year delays in large government migration projects and fewer archive sales and is partially offset by the large license and maintenance sale noted above.

For the third quarter of fiscal 2012 and 2011, total revenues from the United States were 58% and 74% of total revenues, respectively. Total revenue from the United States in absolute dollars was $6.5 million for the third quarter of fiscal 2012 and $9.2 million for the third quarter of fiscal 2011. Total revenue from all other countries was $4.6 million in the third quarter of fiscal 2012 and $3.2 million for the third quarter of fiscal 2011. On a percentage basis, revenue from other countries was 42% for the third quarter of fiscal 2012 and 26% for the third quarter of fiscal 2011.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party assistance that were directly related to the generation of eDiscovery revenue. Direct costs of eDiscovery revenue were $2.5 million and $2.2 million for the third quarter of fiscal 2012 and fiscal 2011, respectively. For the first nine months ended January 31, 2012 and 2011, the direct costs of eDiscovery revenue were $7.1 million and $4.7 million, respectively. The increase in the nine months ended January 31, 2012 is primarily related to the fact that eDiscovery only had one month of costs included in the first quarter of fiscal 2011.

Direct Costs of Database, Archive, and Migrations Revenue. Direct costs of database, archive and migrations revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migrations revenue. Direct costs of database, archive and migrations revenue were $1.3 million for both the third quarter of fiscal 2012 and fiscal 2011. For the nine months ended January 31, 2012 and 2011, direct costs of database, archive and migrations revenue were $4.0 million and $4.3 million, respectively. The decrease in direct costs of database, archive and migrations revenue for the nine month period over the comparable prior year expenses is primarily due to a reallocation of employees to eDiscovery departments combined with a small reduction in force.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the third quarter of fiscal 2012 were $1.8 million compared to $2.0 million in the same period of fiscal 2011. For both the nine months ended January 31, 2012 and 2011, product development expenses were $5.7 million.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $4.9 million in the third quarter of fiscal 2012 and $5.9 million for the third quarter of fiscal 2011. The major components of SG&A for the third quarter of fiscal 2012 were sales expenses of $2.0 million, marketing expenses of $0.6 million and general and administrative expenses of $2.3 million. For the third quarter of fiscal 2011, the major components of SG&A were sales expenses of $1.9 million, marketing expenses of $0.7 million and general and administrative expenses of $3.3 million. As a percentage of total revenue, SG&A expenses were 44% in the third quarter of fiscal 2012 and 47% in the third quarter of fiscal 2011. In the nine months ended January 31, 2012 and 2011, our SG&A expenses were $14.3 million and $19.0 million, respectively. The major components of SG&A for the nine month period ended January 31, 2012 were sales expenses of $5.8 million, marketing expenses of $1.8 million and general and administrative expenses of $6.7 million. The major components of SG&A for the nine month period ended January 31, 2011 were sales expenses of $5.9 million, marketing expenses of $1.9 million and general and administrative expenses of $11.2 million. As a percentage of total revenue, SG&A expenses were 42% in the first nine months of fiscal 2012 and 54% in the first nine months of fiscal 2011. The decrease in SG&A costs for the three and nine months ended January 31, 2012 is primarily related to decreases in amortization expense due to the impairment of intangible assets in the fourth quarter of fiscal 2011, reduced incentive compensation payments and decreases in outside labor expense. This is combined with approximately $1.4 million of transaction costs for the Daegis acquisition included in the first quarter of 2011.

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

Gain from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three and nine months ended January 31, 2012 resulted in a gain of $34,000 and $636,000, respectively. The change in fair value of common stock warrant liability for the three and nine months ended January 31, 2011 resulted in a loss of $240,000 and a gain of $427,000, respectively. The gains are due primarily to a decrease in the Company’s common stock share price during the period. The loss is due primarily to an increase in the Company’s common stock share price during the period.

Interest Expense. Interest expense consists primarily of interest incurred on outstanding debt obligations, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable. Interest expense for the third quarter of fiscal 2012 and 2011 was $0.5 million and $1.0 million, respectively. Interest expense for the nine months ended January 31, 2012 and 2011 was $1.8 million and $2.5 million, respectively. The decrease in the interest expense for the three and nine months ended January 31, 2012 is due to the lower interest rates on debt that resulted from our refinancing. This is partially offset in the nine months ending January 31, 2012 because the debt associated with the acquisition of Daegis was outstanding for only one month in the first quarter of fiscal 2011.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate losses for the third quarter of fiscal 2012 and 2011 were $95,000 and $1,000, respectively. Foreign exchange rate losses for the nine months ended January 31, 2012 and 2011 were $74,000 and $220,000, respectively. Other income for the third quarter of fiscal 2012 and 2011 was $2,000 and $3,000, respectively. Other income for the nine months ended January 31, 2012 was $8,000. Other income for the nine months ended January 31, 2011 was $58,000.

Provision for Income Taxes. For the third quarter of fiscal 2012, the Company recorded $30,000 in federal, state, and foreign income tax expense. For the third quarter of fiscal 2011, the Company recorded $97,000 in federal, state, and foreign income tax expense. For the nine months ended January 31, 2012 the Company recorded $150,000 in federal, state, and foreign income tax expense. For the nine months ended January 31, 2011 the Company recorded $219,000 in federal, state, and foreign income tax expense.

Liquidity and Capital Resources

At January 31, 2012, the Company had cash and cash equivalents of $6.5 million, compared to $4.6 million at April 30, 2011. The Company had net accounts receivable of $10.9 million as of January 31, 2012, and $15.7 million as of April 30, 2011.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $300,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at January 31, 2012). Term Note B is a four year note for $4.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at January 31, 2012). As of January 31, 2012 there is $15.7 million outstanding on the term notes of which $1.2 million is current. Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.25% (6.25% at January 31, 2012). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of January 31, 2012, the Company was eligible to borrow the entire amount of $8.0 million. As of January 31, 2012 there is $5.5 million borrowed on the revolving line of credit, none of which is current.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2012.

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

In March 2012, the Company amended the Wells Fargo Credit Agreement. As part of the amendment, the minimum LIBOR used in the interest rate for Term Note A and the revolving line of credit was increased to 1.50%. Additionally, modifications were made to certain financial covenants.

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. As of January 31, 2012, the Company had accrued $236,000 of dividends payable on preferred stock. The preferred stock has no other provisions or preferences.

Except for the Wells Fargo Credit Agreement, as of January 31, 2012 the Company had no other notes payable outstanding.

As of January 31, 2012, the Company has $747,000 in capital leases payable, $394,000 of which is current.

Operating Cash Flows. For the first nine months of fiscal year 2012 cash provided by operations was $5.9 million. Cash flows provided by operations for the first nine months of fiscal 2012 principally resulted from a decrease in accounts receivable of $4.7 million, amortization of intangible assets of $1.6 million, depreciation of $0.8 million, loss on extinguishment of debt of $2.2 million, interest added to long term debt principal of $0.1 million, and stock based compensation expense of $0.7 million. Offsetting these amounts was a net loss of $0.9 million, an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable of $1.0 million, a decrease in accrued compensation and related expenses of $0.7 million, a decrease in other accrued liabilities of $0.8 million, a decrease in other long term liabilities of $0.1 million, and a gain from change in fair value of common stock warrant liability of $0.6 million.

For the first nine months of fiscal year 2011 cash used by operations was $1.2 million. Cash flows used in operations for the first nine months of fiscal 2011 principally resulted from a net loss of $0.8 million, an increase in accounts receivable of $3.5 million, a decrease in deferred revenue of $1.4 million, change in fair value of contingent consideration of $0.2 million, and a gain from change in fair value of common stock warrant liability of $0.4 million. Offsetting these amounts was a decrease in prepaid expenses and other current assets of $0.2 million, a decrease in other long term assets of $0.2 million, an increase in accrued compensation and related expenses of $0.1 million, an increase in other accrued liabilities of $0.2 million, amortization of intangible assets of $2.7 million, depreciation of $0.6 million, amortization of discount on notes payable of $0.2 million, interest added to long term debt principal of $0.3 million, and stock based compensation expense of $0.7 million. During the third quarter of fiscal year 2012, the Company revised the statements of cash flows for the nine months ended January 31, 2011. See a further a description of the reclassifications in Note 1 to the financial statements.

Investing Cash Flows. Cash flows used in investing activities was $0.9 million for the first nine months of fiscal 2012 and was primarily the result of cash used for the purchase of property and equipment. Net cash used in investing activities for the first nine months of fiscal 2011 was $22.0 million and was primarily the result of cash used in the acquisition of Daegis.

Financing Cash Flows. Net cash used in financing activities for the first nine months of fiscal 2012 was $2.9 million. Cash used in financing activities was the result of $24.4 million of principal payments on debt obligations, $0.3 million of principal payments on capital leases, $4.0 million of payments on the revolving line of credit, $0.6 million of payment of loan costs, and $0.4 million of prepayment penalty on extinguishment of debt. Offsetting this amount was borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.2 million, and proceeds from the issuance of preferred stock of $4.0 million. Net cash from financing activities for the first nine months of fiscal 2011 was $24.4 million. Cash from financing activities was the result of borrowings on the term loan and revolving line of credit of $24 million and $4.5 million, respectively. Offsetting this amount was $1.0 of principal payments on debt obligations, $0.3 million on principal payments on capital leases, and $1.9 million of payments on the revolving line of credit, and $1.0 million of payment of loan costs.

A summary of certain contractual obligations as January 31, 2012 is as follows (in thousands):

	Payments Due by Period
		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years
Notes payable	$21,200	$1,200	$2,400	17,600	—
Estimated interest expense	4,780	1,494	2,739	547	—
Other liabilities	80	—	—	—	80
Capital leases	747	394	289	64	—
Operating leases	3,840	1,288	1,720	832	—
Total contractual cash obligations	$30,647	$4,376	$7,148	$19,043	$80

Other liabilities primarily include mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents, and its long term debt, which contains notes with variable interest rates. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $6.5 million as of January 31, 2012. The Company had no short-term investments at January 31, 2012.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.25%. LIBOR at January 31, 2012 is approximately 1.1%. Should the LIBOR interest rate increase above 1.25% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of January 31, 2012, there was $15.7 million outstanding on the term notes and $5.5 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At January 31, 2012 the Company had cash held in foreign currencies of $1,757,000 in Euros, $32,000 in Canadian dollars, $371,000 in pounds sterling, and $364,000 in Australian dollars. At January 31, 2012 the Company had accounts receivable in foreign currencies of $1,777,000 in Euros, $434,000 in pounds sterling, $298,000 in Australian dollars, $42,000 in Japanese yen, $19,000 in Korean won, and $27,000 in Polish zloty. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2012, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. There have been no material changes in our risks from such description.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

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

Date: March 15, 2012	Daegis Inc.
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)