Form 10-K
period 2012-04-30
DAEGIS INC.
filed 2012-07-25
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012
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
YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $17,080,667 based on the number of shares held by non-affiliates of the registrant and computed by reference to the reported last sale price of common stock on October 31, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2012, the registrant had 14,717,777 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

A Caution about Forward-Looking Statements:

The discussion in this Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to the anticipated impacts of acquisitions, statements made on goodwill, intangible assets, and impairment, statements about the ability to utilize deferred tax assets, and statements about other characterizations of future events or circumstances are forward-looking statements. These and other similar statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Risk Factors”. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”).

ITEM 1. BUSINESS

The Company

Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. The Company sells its solutions through two segments. The segments are the eDiscovery segment and the database, archive, and migration segment.

Over the past five years, we have expanded our product and services offering to adapt to evolving market requirements. Our eDiscovery solutions include technology and services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform delivers a comprehensive solution that helps clients lower costs in all phases of the eDiscovery lifecycle from information management through search and analysis to review and production. Our services include managed document review, project management, search analytics, consulting, and hosting of data.

Our database, archive, and migration business includes application development, data management and application modernization. Our tools and database software help companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our application development and data management software products include Team Developer, SQLBase, Unify NXJ, DataServer, VISION and ACCELL. Our application modernization solutions include Composer Notes, Composer Sabertooth, Composer CipherSoft and Composer Mainframe. Our enterprise archiving software enables our customers to preserve, manage, and dispose of their electronically stored information (“ESI”) for regulatory compliance and information governance.

Our customers include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Roseville, California, with offices in San Francisco, New York, Chicago, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

The Company was initially incorporated as Unify Corporation in California in 1980 and later reincorporated in Delaware on April 10, 1996. On July 6, 2011 the Company changed its name to Daegis Inc. Our headquarters office is located at 1420 Rocky Ridge Drive, Suite 380, Roseville, California 95661. Our telephone number is (916) 218-4700 and our website address is http://www.daegis.com.

Products

eDiscovery Solutions

The Daegis® eDiscovery Platform is an integrated, software as a service (“SaaS”) based solution that gives clients control of the eDiscovery process from information management through search and analysis to review and production. The platform provides an iterative, validated and defensible approach to eDiscovery and helps clients reduce costs and mitigate risks. Daegis’s combination of technology and on-demand professional services address the full spectrum of eDiscovery needs. A key element of the eDiscovery Platform is Daegis’ Cross-Matter Management. Cross-Matter Management is the ability to identify and collect custodian data for a case, process it once, host it in a single repository, and then reuse the data and resulting work product for subsequent matters. Daegis’ Cross-Matter Management utilizes the Master Repository, which provides a central location for clients to retain attorney work product and custodian data that has been collected across multiple matters.

Archive Solutions

The Central Archive enables corporations to preserve, manage, and utilize their ESI as an asset, while better managing storage resources, complying with industry regulations, enabling legal discovery and reducing the risks associated with electronic content. The Central Archive, a policy driven, highly scalable archive solution for all forms of electronically stored information, processes all forms of disparate data types into a single unified archive where companies can manage their long-term preservation requirements, apply records management, support regulated industry requirements and manage legal discovery.

Application Modernization and Migration Solutions

Composer CipherSoft is a software solution that automates the conversion of Oracle Forms and PL/SQL code to Java. Composer CipherSoft provides a like-for-like conversion while preserving the existing business logic/work flow.

Composer Notes is a software solution for converting IBM Lotus Notes® applications to the Microsoft platform. Composer Notes delivers like-for-like migration of Lotus Notes applications to the Microsoft stack while preserving the business logic/workflow in order to avoid disruption to end users.

Composer Mainframe delivers automated migration of legacy COBOL, Ideal and Natural code to modern code and relational databases. Our modernization technology and project management are generally delivered through partners. Composer Mainframe delivers an automated code conversion and data migration for a functionally equivalent application. The Company’s methodology is designed to eliminate risk and substantially reduce time and costs of IT departments.

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

Report Builder™ provides individuals with a quick and easy way to create attractive reports and ad-hoc queries for databases. Report Builder offers full cross-platform capabilities and is available for Windows and Linux desktop computers.

Q is an end user query and reporting tool for personal query management, personal report management and information sharing.

Customers

Our customers include corporate legal departments, law firms, IT departments, software VARs, SIs and ISVs from a variety of industries. For the year ended April 30, 2012, we had one customer that accounted for 23% of consolidated revenues. The customer constituted 24% of consolidated accounts receivable at April 30, 2012. For the year ended April 30, 2011, we had one customer that accounted for 15% of consolidated revenues and another customer that accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011. For the year ended April 30, 2010, we had one customer that accounted for 14% of consolidated revenues and one customer that accounted for 11% of consolidated revenues.

Sales, Marketing and Distribution

Our products and professional services are marketed and distributed to customers globally using a combination of a direct sales force and indirect distribution channels, including ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage Daegis’ sales, support and consulting resources to provide complete solutions to our customers.

Our direct sales organization consists of sales representatives and pre-sales consultants. We market our products internationally through offices in the UK, France, Germany, Canada and Australia. We have distributors in Asia Pacific, Europe, Japan, Latin and South America, and Russia. International revenues accounted for 32%, 28% and 50% of total revenues in fiscal 2012, 2011, and 2010, respectively.

Our marketing is focused on sales development, demand generation, and market awareness for our products and services. Marketing activities include advertising, product marketing, strategic demand generation, public relations, customer communications, webinars, and events, trade shows and our Web sites.

As of April 30, 2012, we had a total of 36 employees engaged in sales and marketing activities. Of those employees, 28 were located in the United States and 8 were located in other countries.

Professional Services and Customer Support

Our professional services and customer support organizations play an important role in maintaining customer satisfaction, facilitating eDiscovery and archiving projects and enabling customers to successfully manage information to address eDiscovery and archiving requirements and develop, deploy, manage and/or migrate applications.

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

Consulting

We offer a full range of consulting services ranging from application installation and implementation services including delivering a proof of concept to completed applications using our technology infrastructure. Our products allow companies to maximize return on investment, get to market quickly or be more efficient. Consulting services include: application migration, project implementations and application updates, business process-centric application development, Web-enablement, technology/knowledge transfer, application architecture audits and database tuning. The level of consulting services is tailored to customer-defined needs and includes development plans, hands-on development tasks and project management.

Customer Support and Maintenance

We provide customer support via telephone, Web, e-mail and fax from support centers located in California, New Jersey, Australia, France, UK, Malaysia, South Africa, and Holland. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 75% of our support and maintenance customers have renewed their annual contracts.

As of April 30, 2012, we had a total of 100 employees engaged in providing customer support and professional services. Of those employees, 86 were located in the United States and 14 were located in other countries.

Product Development

In fiscal 2012, we focused our development efforts on the continued development of the Daegis eDiscovery Platform, as well as product enhancements for our Team Developer, Central Archive, and Composer products. Our product development expenses for fiscal 2012, 2011 and 2010, were $7.7 million, $7.7 million and $6.5 million, respectively.

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

Although there are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights and we are not aware of any instances where we are infringing or allegedly infringing the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that we will be able to defend such claim or obtain licenses on reasonable terms. Our involvement in any patent dispute or any other intellectual property dispute or action to protect trade secrets and know-how may have an adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to significant liabilities to third parties, require us to seek licenses from third parties, and prevent us from developing and selling its products. Any of these situations could have an adverse effect on our business, operating results and financial condition.

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

Our database, archive, and migration products compete in the market with dozens of other companies that provide application modernization solutions, application development products, and databases. These competitors include IBM, Microsoft and Oracle. All of these competitors are large, well-capitalized companies with significantly greater financial, technical and marketing resources, as well as greater name recognition and larger customer bases. Our solutions are competitive from a technical capability, rich interface and ease of use, and service and pricing perspectives.

We generally derive sales from new eDiscovery and archiving solution wins, application modernization initiatives, and additional deployment of existing applications and version upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether or not to begin a new project initiative or upgrade or keep things status quo. Organizations choose our software for a variety of factors, including the ability to deliver leading edge technology and services, the high level of customer service and support we provide and our price point, which gives customers a cost-effective solution to their business problem.

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

Employees

As of April 30, 2012, we had a total of 213 employees, including 46 in product development, 36 in sales and marketing, 100 in professional services and customer support, and 31 in finance, operations and general administration. Of these employees, 191 were located in the United States and 22 were located in other countries.

Our success depends, in large part, on our ability to attract and retain qualified employees, particularly senior management and direct sales. The competition for such employees is intense. There can be no assurance that we will be successful in attracting or retaining key employees. Any failure we have in attracting and retaining qualified senior management and direct sales personnel could adversely affect our business, operating results, and financial condition. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of the date April 30, 2012.

			Executive
			Officer
Name	Current Position with Company	Age	Since
Todd E. Wille	President and Chief Executive Officer	49	2000
Steven D. Bonham	Vice President, Finance and Administration and CFO	55	2005
Mark T. Bygraves	General Manager – Archive Division	55	2007
Duane V. George	Vice President, Product Development and CTO	54	2007
Kurt A. Jensen	Executive Vice President and Chief Operating Officer	46	2010
Frank Verardi	General Manager – Database Development Products and Migrations Division	63	2001
Judson Holt	Senior Vice President – eDiscovery Client Services and Operations	40	2011

Our board of directors consists of six (6) members. Set forth below is information with respect to their ages as of April 30, 2012, as well as their positions and offices held with the Company. Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

			Director
Name	Current Position with Company	Age	Since
Steven D. Whiteman	Chairman of Board	61	1997
Timothy P. Bacci	Director	53	2009
Robert M. Bozeman	Director and Mergers and Acquisitions Committee Chair	63	2008
Richard M. Brooks	Director and Audit Committee Chair	58	2005
Tery R. Larrew	Director and Compensation Committee Chair	58	2002
Todd E. Wille	President and Chief Executive Officer	49	2000

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

Duane V. George has served as vice president of product development and CTO since July 2006. Mr. George is responsible for product development, customer support, training, documentation, quality control and assurance. Mr. George provides the technical vision, leads all aspects of the Company’s technology development and plays an integral role in shaping the Company’s strategic direction, development and future growth. Mr. George began his career as an engineer with the Department of Defense managing the acquisition and implementation of Computer Aided Design and Manufacturing (“CAD/CAM”) systems. Subsequently, Mr. George joined the US Space Command to manage strategic space defense initiatives and satellite Command Control and Communication (“C3”) programs. He eventually moved into software development, customer support and project management with an emphasis on customer satisfaction and joined the Company in 1995. He earned his B.S. in engineering from Brigham Young University in Provo, Utah.

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

Frank Verardi has served as an executive officer since 2000. Mr. Verardi is currently the general manager responsible for driving worldwide database development products and migration business. From 2007 through April 2011, Mr. Verardi was the vice president of sales for the Americas and Asia Pacific regions. He served as vice president and general manager of Unify Business Solutions from May 2005 to April 2007, where he oversaw the sales and marketing for the Company’s technology products. From June 2003 to April 2005, he served as vice president of technical services, and from May 2001 to May 2003, he served as vice president of worldwide sales and marketing. Prior to these positions, Mr. Verardi served in various management positions, including vice president of worldwide professional services, vice president of worldwide product delivery and customer support, and director of client services. Mr. Verardi joined the Company in August 1988. Before joining the Company, Mr. Verardi held various positions with Computer Sciences Corporation, including director of commercial professional services. Mr. Verardi received a B.S. degree in computer science from California State University, Chico.

Judson Holt became an officer on May 1, 2011. As co-founder of Strategic Office Solutions, Inc. (dba Daegis), Mr. Holt has many years of diverse litigation support and eDiscovery experience. As Senior Vice President - Client Services and Operations, Mr. Holt is responsible for the teams that deliver client success, including operations, client services, IT and data collections. His efforts are focused on the continued development and implementation of quality processes throughout the organization to ensure successful project outcomes. Before joining Daegis, Mr. Holt served as a consultant/project manager at ZIA Information Analysis Group and DeNovo. He specialized in managing multiple vendors and large-scale coding and imaging projects for major class-action cases. He received a bachelor’s degree in psychology from the University of Colorado. Mr. Holt’s last day as an employee of the Company was June 25, 2012. He currently does not provide any services to the Company.

Board of Directors

Steven D. Whiteman has served as a Director of the Company since May 1997. In August 2004, he was appointed Chairman of the Board. Mr. Whiteman previously served as the President and Chief Executive Officer of Intesource, an Internet based e-procurement company. From June 2000 to May 2002, he worked as an independent consultant. From May 1993 until June 2000, Mr. Whiteman served as President of Viasoft, Inc. (“Viasoft”), a publicly-traded software products and services company. From February 1994 to June 2000, Mr. Whiteman also served as Chief Executive Officer and Director of Viasoft, and from April 1997 to June 2000, he served as Chairman of the Board of Directors. Mr. Whiteman is also a Director of Intesource, Actuate Corporation, and Trax Technology. Mr. Whiteman holds a B.A. degree in Business Administration from Taylor University and an M.B.A. from the University of Cincinnati.

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

Robert M. Bozeman was appointed Director in January of 2008. Mr. Bozeman currently serves as an investor and/or advisor to companies in Silicon Valley. His experience includes business operations, venture capital investment, and mergers and acquisitions. He previously served in the capacities of CEO and board member for a variety of software, information services and computer supplier companies. Mr. Bozeman's last operating role was as CEO for Bricsnet from July 2003 through November 2004; prior to that - from November 1997 through December 2003, Mr. Bozeman was General Partner of Angel Investors LP for both its Fund I and Fund II. Investments by the firm included Ask Jeeves, Brightmail, Google, Opsware, and PayPal. In addition, many of Angel Investors LP investments became successful acquisitions, including AOL’s acquisition of Spinner, Microsoft’s acquisitions of eQuil, MongoMusic and Vacation Spot and Sybase’s acquisition of AvantGo!. Mr. Bozeman is currently on the board and/or is an advisor to Become.com, Decooda, DocBox, Pow Wow, Nantero, and Ramidi. In this capacity, Mr. Bozeman generally operates through Eastlake Ventures, LLC (his family office).

Richard M. Brooks has served as a director of the company since August 2005. Since January 2011 Mr. Brooks has been the Executive Vice President and Chief Financial Officer of Composite Technology International, Inc., a manufacturer of building products. From September 2006 to December 2010, Mr. Brooks was a partner with Tatum, a national Executive Services consulting company. With Tatum, Mr. Brooks acted as the project lead on a variety of consulting assignments, including acting as the interim CFO for Pixelworks, a publicly traded semi-conductor company. Mr. Brooks previously served as chief executive officer for VantageMed, a public company, from April 2002 to December 2004. In addition, Mr. Brooks served as a director of VantageMed Corporation from March 2001 to January 2005 and was appointed chairman of that board in May of 2002. Mr. Brooks received a B.S. in business administration from Oregon State University.

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

Deterioration in general economic conditions has caused and could cause additional decreases or delays in spending by customers and could harm our ability to generate revenues and our results of operations.

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

The widespread adoption of eDiscovery best practices will require a shift in the way the legal community approaches discovery of electronic documents and other electronically stored data. Currently, most large scale electronic discovery projects are conducted by outsourced service providers that manually retrieve documents from each computer subject to review. These service providers have longstanding and entrenched relationships with the corporations that are subject to large-scale discovery inquiries or security breaches and the large law firms that are typically retained in connection with such discovery projects. Corporations and law firms may continue to prefer to use service providers because of these ongoing established relationships, and because the service providers are widely known and accepted within the legal community, and may resist adoption of our eDiscovery solutions. Moreover, the expense of relying on an outsourced service provider may frequently be covered by the corporation’s insurance policy that is otherwise covering the expense of the litigation, including complying with requests for discovery, while implementation of our eDiscovery products would require a significant unreimbursed capital expenditure by the corporation. The failure of corporations and law firms to adopt our eDiscovery products could have a material adverse effect on our sales and results of operations.

The exercise price of certain warrants may be substantially below the market price of our stock at the time of exercise which could potentially have a negative impact on our stock price.

In conjunction with the acquisition of Gupta Technologies LLC in November 2006, we issued 670,000 warrants and as of April 30, 2012, 435,994 warrants remained outstanding, which are exercisable at fixed exercise prices ranging from $1.35 per share to $1.90 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current or exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

In conjunction with private placement issuance of common stock shares in April 2004, we issued 190,182 warrants and as of April 30, 2012, 190,182 warrants remained outstanding, which are exercisable at a fixed exercise price of $2.75 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current or exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price, as the case may be, is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

In conjunction with the acquisition of Daegis in June 2010, we obtained debt financing and issued 718,860 warrants and as of April 30, 2012, 718,860 warrants remained outstanding, which are exercisable at a fixed exercise price of $2.45 per share. Subject to certain exceptions, these exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

On June 30, 2011, the Company entered into the Revolving Credit and Term Loan Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”). Under the Wells Fargo Credit Agreement, we granted to Wells Fargo a first priority security interest in substantially all of our assets. If we default on the Wells Fargo Credit Agreement and are unable to cure the default pursuant to the terms of the agreement, our lender could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off the debts, which could seriously harm our business. Furthermore, we may enter into other secured credit or loan agreements in the future.

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

Some of our key customers account for a large portion of our revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. For the year ended April 30, 2012, one customer accounted for 23% of consolidated revenues. The customer constituted 24% of consolidated accounts receivable at April 30, 2012. For the year ended April 30, 2011, we had one customer that accounted for 15% of consolidated revenues and another customer that accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011. For the year ended April 30, 2010, we had one customer that accounted for 14% of consolidated revenues and one customer that accounted for 11% of consolidated revenues.

The eDiscovery business is project or matter based resulting in unpredictable revenue.

The eDiscovery segment derives its revenues from providing services for legal matters received from its customers and from hosting fees for holding data that has been processed. The timing of legal matters is project based and the receipt of these projects is difficult to predict and the related revenue for this segment is difficult to forecast. The eDiscovery customer contracts are month to month such that there is no assurance as to the length of time that we may receive revenue from a customer. Revenue from our eDiscovery segment can fluctuate significantly in a short time frame for a number of reasons including; a legal matter is settled and the project ends, a customer has a reduction in legal matters, a customer decides to have future legal matters processed by another eDiscovery vendor. Customers can also request their data be removed from our servers with little notice such that our hosting revenue could also be adversely impacted quickly.

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

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 54%, 55% and 45% of our software license revenues for fiscal 2012, 2011 and 2010, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers accounted for 32%, 28% and 50% of our total revenues, with the remainder from North America, in fiscal 2012, 2011 and 2010, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Asia Pacific operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

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

Our eDiscovery solutions are used to implement governance and matter driven requirements and involve legal, IT and risk management departments. Our database, archive and migration solutions are used to implement comprehensive solutions including complete technology platform transitions and new applications. The delivery of our database, archive and migration solutions generally involves a four to ten week implementation time and a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. Such delays may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect those results.

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

Our products and services may be subject to liability claims which could have an adverse effect on our business, results of operations and financial condition.

Any failure by our products or in the performance of services could result in liability claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new products. For certain of our customers, we enter into “Service Level Agreements” that require us to perform at certain defined levels such that any failure to do so could subject us to significant penalties or litigation. We maintain insurance to protect against claims associated with the use of our products and services as well as liability limitation language in our agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

There can be no assurance that we will not be subject to claims related to the products and services we provide, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Such claims could adversely affect our business, results of operations and financial condition.

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

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. While we continue to improve our disaster recovery processes, system failures and other interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition. We have a redundant data center with the intent to mitigate these risks, however, it is located in a similar geographic area and a large scale disaster could potentially disrupt both facilities.

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

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. As a result of our most recent fourth quarter assessment, we recorded impairment charges of $13.5 million for the goodwill related to the acquisition of Daegis, representing 69% of its carrying value. As a result of our fiscal 2011 assessment, we recorded impairment charges of $1.1 million for the goodwill related to the acquisition of Ciphersoft, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One, representing 100% of its carrying value. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

We face the possibility of damages resulting from internal and external security breaches and viruses.

In the course of our business operations, we compile and transmit confidential information in our processing centers and other facilities. A breach of security in any of these facilities could damage our reputation and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the internet and related systems may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

The success of our strategy to offer our EDI services and internet solutions depends on the confidence of our clients in our ability to securely receive and transmit confidential information. Our EDI services and solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers’, operations. In addition, our EDI and internet solutions may be vulnerable to viruses, physical or electronic break-ins and similar disruptions.

Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors and/or damage our reputation in the market, making it difficult to obtain new clients.

If our security measures are breached or fail and unauthorized access is obtained to a client’s data, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant liabilities.

Our services involve the storage and transmission of customers’ proprietary information. Because of the sensitivity of this information, security features of our software are very important. A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Internal or external parties may attempt to circumvent our security systems. While we currently expend significant resources to protect against cyber-attacks we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Further, any reductions in the availability of our website could impair our ability to conduct our business and adversely impact our customers during the occurrence of any such incident. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or to implement adequate preventive measures for all situations.

Noncompliance with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential customer information, whether by us, one of our employees or a third party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

We are implementing a new company-wide enterprise accounting (“ERP”) system. The implementation process is complex and involves a number of risks that may adversely affect our business and results of operations.

We are currently replacing our multiple business systems with a new company-wide, integrated ERP system to handle various business, operating and financial processes. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, and internal and external financial and management reporting matters.

ERP implementations are complex and time-consuming projects that involve substantial expenditures on software and implementation activities that often continue for several years. Such an integrated, wide-scale implementation is extremely complex and requires transformation of business and financial processes in order to reap the benefits of the ERP system. Significant efforts are required for requirements identification, functional design, process documentation, data conversion, user training and post implementation support. Problems in any of these areas could result in operational issues including delayed billing and accounting errors and other operational issues. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Until the new ERP system is fully implemented, we expect to incur additional selling, general and administrative expenses to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Our business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes do not function as expected or give rise to the expected benefits.

ITEM 2. PROPERTIES

The Company’s principal administrative offices and headquarters are in Roseville, California where we lease a 17,660 square foot facility. This lease is for a period of 68 months and ends in April 2014. We also lease offices in San Francisco, New York, Chicago, New Jersey, United Kingdom, France, and Canada. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2012, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

	High	Low
Fiscal 2012
Fourth Quarter	$1.89	$1.33
Third Quarter	2.09	1.70
Second Quarter	2.35	1.85
First Quarter	2.93	1.70

Fiscal 2011
Fourth Quarter	$3.78	$2.29
Third Quarter	3.40	2.76
Second Quarter	3.45	3.00
First Quarter	3.65	2.73

Common Stockholders of Record

As of May 31, 2012, there were approximately 251 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

Daegis maintains a compensation plan that provides for the issuance of its common stock to officers, directors, other employees or consultants. This plan is known as the 2010 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 2001 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2012:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	2,632,115	$3.18	472,909
Equity compensation plans not approved by stockholders:
Non-Plan Options (2)	245,400	$3.27	-

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2012	2011 (2)	2010 (1)	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
eDiscovery	$19,981	$23,112	$-	$-	$-
Database, archive, and migration	23,488	23,881	28,592	20,592	19,825
Total revenues	43,469	46,993	28,592	20,592	19,825
Operating expenses:
Direct costs of eDiscovery revenue	9,402	6,838	-	-	-
Direct costs of database, archive, and migration revenue	5,398	5,632	6,085	2,304	1,600
Product development	7,661	7,736	6,470	2,907	3,498
Selling, general and administrative	19,020	24,718	17,664	12,494	12,002
Impairments of goodwill and intangible assets	15,047	15,964	-	-	-
Change in fair value of contingent consideration	-	(164)	(2,093)	-	-
Total operating expenses	56,528	60,724	28,126	17,705	17,100
Income (loss) from operations	(13,059)	(13,731)	466	2,887	2,725
Other income (expense):
Loss on extinguishment of debt	(2,166)	-	-	-	-
Gain (loss) from change in fair value of common stock warrant
liability	1,054	519	(192)	-	-
Interest expense	(2,270)	(3,406)	(267)	(194)	(900)
Other, net	(68)	8	(14)	(124)	130
Total other income (expense)	(3,450)	(2,879)	(473)	(318)	(770)
Income (loss) before income taxes	(16,509)	(16,610)	(7)	2,569	1,955
Provision (benefit) for income taxes	153	55	(131)	179	324
Net income (loss)	$(16,662)	$(16,665)	$124	$2,390	$1,631

Earnings (loss) per share:
Basic	$(1.16)	$(1.23)	$0.01	$0.34	$0.25
Dilutive	$(1.16)	$(1.23)	$0.01	$0.32	$0.23

Weighted-average shares used in computing earnings (loss) per share:
Basic	14,672	13,552	9,691	6,991	6,423
Diluted	14,672	13,552	10,182	7,582	7,105

Consolidated Balance Sheet Data
Cash and cash equivalents	$4,752	$4,577	$3,055	$6,147	$2,692
Working capital (deficit)	1,865	3,512	(5,997)	1,317	(1,157)
Total assets	41,869	62,734	36,861	21,081	16,678
Long term debt, net	18,306	24,731	12	837	1,334
Total stockholders' equity	6,021	18,034	19,442	9,303	5,419

(1)	The Company acquired AXS-One, Inc. on June 30, 2009, so the fiscal 2010 results include ten months of operations from AXS-One, Inc.

(2)	The Company acquired Strategic Office Solutions, Inc., dba Daegis, on June 29, 2010. As such, the fiscal 2011 results include ten months of operations from Strategic Office Solutions, Inc., dba Daegis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. The Company sells its solutions through two segments. The segments are the eDiscovery segment and the database, archive, and migration segment.

Our eDiscovery solutions include technology and services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform delivers a comprehensive solution that helps clients lower costs in all phases of the eDiscovery lifecycle from information management through search and analysis to review and production.

Our database, archive, and migration business includes application development, data management and application modernization. Our tools and database software help companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. The Company’s enterprise archiving software enables corporations to preserve, manage, and dispose of their ESI for regulatory compliance and information governance.

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

The Company’s customer contracts may include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (“VSOE”) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the VSOE of fair value of all undelivered elements is determinable.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when the VSOE of fair value of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Taxes collected from customers and remitted to the government are presented on a gross basis on the consolidated balance sheet. At April 30, 2012 and 2011 the Company had $48,000 and $14,000 of sales taxes payable.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. As a result of the impairment test, the Company recorded $15.0 million for the impairment of goodwill and intangible assets of the eDiscovery business unit. The Unify and AXS-One business units were not at risk of failing step one of the impairment test. Refer to Item 15, Note 5 for additional discussion of the goodwill and intangible asset impairment test.

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

As of April 30, 2012, the Company had $19.2 million of deferred tax assets related principally to net operating loss and capital loss carryforwards, reserves and other accruals, and various tax credits. The Company’s ability to utilize net operating loss carryforwards may not be fully realized because of certain limitations imposed by the tax law related to changes in ownership. In addition, the Company’s ability to ultimately realize its deferred tax assets is contingent upon the Company achieving taxable income in the future. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Accordingly, management concluded that a valuation allowance be recorded to offset these deferred tax assets. Should we determine that Daegis would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the valuation allowance would be recognized in the period such determination was made.

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

Accounting for Stock-based Compensation

For our share-based payment awards, we make estimates and assumptions to determine the underlying value of stock options, including volatility, expected term and forfeiture rates. Changes to these estimates and assumptions may have a significant impact on the value and timing of stock-based compensation expense recognized, which could have a material impact on our financial statements.

Fair Value of Common Stock Warrant Liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”). The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Gain (loss) from change in fair value of common stock warrant liability.”

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2012	2011	2010
Revenues:
eDiscovery	46.0%	49.2%	-%
Database, archive, and migration	54.0	50.8	100.0
Total revenues	100.0	100.0	100.0
Operating expenses:
Direct costs of eDiscovery revenue	21.6	14.5	-
Direct costs of database, archive, and migration revenue	12.4	12.0	21.3
Product development	17.6	16.5	22.6
Selling, general and administrative	43.8	52.6	61.8
Impairments of goodwill and intangible assets	34.6	34.0	-
Change in fair value of contingent consideration	-	(0.4)	(7.3)
Total operating expenses	130.0	129.2	98.4
Income (loss) from operations	(30.0)	(29.2)	1.6
Other income (expense):
Loss on extinguishment of debt	(5.0)	-	-
Gain (loss) from change in fair value of common stock warrant liability	2.4	1.1	(0.7)
Interest expense	(5.2)	(7.3)	(0.9)
Other, net	(0.2)	-	(0.1)
Total other income (expense)	(8.0)	(6.2)	(1.7)
Loss before income taxes	(38.0)	(35.4)	(0.1)
Provision (benefit) for income taxes	0.3	0.1	(0.5)
Net income (loss)	(38.3)	(35.5)	0.4

Total Revenues

The Company generates revenue from eDiscovery software and service sales. All of our eDiscovery software and services sales are sold by our direct sales force in the United States. The Company also generates database, archive, and migration revenue from software license sales and related services, including maintenance, support and consulting services. We sell our database, archive, and migration solutions through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 54%, 55%, and 45% of our software license revenues for fiscal 2012, 2011 and 2010, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 32%, 28%, and 50% of total revenues in fiscal years 2012, 2011 and 2010, respectively.

Total revenues in fiscal 2012 were $43.5 million, a decrease of $3.5 million, or 7% from fiscal 2011 revenues of $47.0 million. Total eDiscovery revenues in fiscal 2012 were $20.0 million a decrease of $3.1 million or 14% from fiscal 2011 eDiscovery revenues of $23.1 million. The decrease is primarily related to having fewer large legal matters in process in fiscal 2012 compared to fiscal 2011. The decrease is partially offset by having twelve months of eDiscovery revenue in the fiscal 2012 and only ten months of eDiscovery revenue in fiscal 2011. Total database, archive, and migration revenues in fiscal 2012 were $23.5 million, a decrease of $0.4 million or 2% from fiscal 2011 database, archive, and migration revenues of $23.9 million.

Total revenues in fiscal 2011 were $47.0 million, an increase of $18.4 million, or 64% from fiscal 2010 revenues of $28.6 million. Total eDiscovery revenues in fiscal 2011 were $23.1 million. As the acquisition of Daegis occurred in June, 2010, there was no eDiscovery revenue in fiscal 2010. Total database, archive, and migrations revenues in fiscal 2011 were $23.9 million, a decrease of $4.7 million or 16% from fiscal 2010 database, archive, and migration revenues of $28.6 million. The decrease is primarily due to a large archive license sale that occurred in 2010 that did not occur in 2011 as well as current year delays in large government migration projects.

For fiscal 2012, 2011, and 2010, total revenues derived from the United States were 68%, 72%, and 50% of total revenues, respectively. Total revenue from the United States in absolute dollars was $29.4 million for fiscal 2012, $34.0 million for fiscal 2011, and $14.3 million for fiscal 2010. Total revenue derived from all other countries was $14.1 million for fiscal 2012, $13.0 million for fiscal 2011, and $14.3 million for fiscal 2010. On a percentage basis, revenue from other countries was 32% for fiscal 2012, 28% for fiscal 2011, and 50% for fiscal 2010.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party assistance that were directly related to the generation of eDiscovery revenue. Direct costs of eDiscovery revenue were $9.4 million for fiscal 2012, $6.8 million for fiscal 2011, and $0 for fiscal 2010. The increase in fiscal 2012 is primarily related to the acquisition of Daegis that occurred in June, 2010, resulting in eDiscovery having twelve months of costs included in fiscal 2012, ten months of costs included in fiscal 2011, and no costs in fiscal 2010.

Direct Costs of Database, Archive, and Migration Revenue. Direct costs of database, archive, and migration revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migration revenue. Direct costs of database, archive, and migration revenue were $5.4 million for fiscal 2012, $5.6 million for fiscal 2011, and $6.1 million for fiscal 2010.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2012 were $7.7 million compared to $7.7 million in fiscal 2011 and $6.5 million in fiscal 2010. The increase in product development costs in fiscal 2011 compared to fiscal 2010 was primarily the result of expenses related to additional headcount resulting from our acquisition of Daegis in June 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses and bad debt expense. SG&A expenses were $19.0 million in fiscal 2012, $24.7 million for 2011 and $17.7 million for 2010. The decrease in SG&A costs in fiscal 2012 was primarily the result of expenses related to our acquisition of Daegis in June 2010. During fiscal 2011, the Company incurred approximately $1.4 million related to the transaction costs for the Daegis acquisition that were not repeated in fiscal 2012. Additionally, due to the write-off of intangible assets in fiscal 2011, amortization of intangible assets decreased approximately $1.4 million in fiscal 2012. Additionally, the Company made various cost cutting measures to reduce SG&A costs on an entity wide level. As a percentage of total revenue, SG&A expenses were 44% in fiscal 2012, 53% in fiscal 2011 and 62% in fiscal 2010. The major components of SG&A for fiscal 2012 were sales expenses of $7.8 million, marketing expenses of $2.3 million and general and administrative expenses of $8.9 million. The major components of SG&A for fiscal 2011 were sales expenses of $7.9 million, marketing expenses of $2.6 million and general and administrative expenses of $14.2 million. The major components of SG&A for fiscal 2010 were sales expenses of $8.2 million, marketing expenses of $1.5 million and general and administrative expenses of $8.0 million.

Impairments of Goodwill and Intangible Assets. In connection with the Company’s annual impairment analysis, in fiscal 2012 the Company recorded impairment charges of $13.5 million for the goodwill related to the acquisition of Daegis, representing 69% of its carrying value. Additionally, the Company recorded impairment charges of $1.5 million for the intangible assets related to the acquisition of Daegis.

During the fourth quarter of the fiscal year we identified certain indicators that the goodwill and intangibles assets in our eDiscovery Division could potentially be impaired. While eDiscovery revenues had declined some in previous quarters, a new version of our eDiscovery software was released late in the third quarter which we expected would result in an increase in revenue in the fourth quarter. However, these expected revenue improvements did not materialize during the fourth quarter. Also in the fourth quarter we experienced a decrease in the number of new matters being received from existing customers and we had limited success adding new customers. Further, our stock price dropped significantly in the fourth quarter which we anticipated would negatively impact the market capitalization reconciliation analysis which is a part of the impairment testing process. Because of these factors the Company determined it necessary to perform a comprehensive review of the eDiscovery segment. As a result of this review, our estimates of future projected revenue and cash flows for the eDiscovery segment were reduced. The decision to reduce our future estimates of projected revenue and cash flows, coupled with a significant drop in our stock price were the primary factors that led to our recording of the impairment charge in the fourth quarter of fiscal 2012.

In connection with the Company’s annual impairment analysis, in fiscal 2011 the Company recorded impairment charges of $1.1 million for the goodwill related to the acquisition of CipherSoft, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One, representing 100% of its carrying value. Additionally, the Company recorded impairment charges of $0.4 million for the intangible assets related to the acquisition of CipherSoft and $3.3 million for the intangible assets related to the acquisition of AXS-One. The primary reason for these impairment charges is the Company’s fourth quarter of fiscal 2011 decision to redirect its business focus and allocate more resources into the eDiscovery business which caused us to reduce our estimates of projected revenue and cash flows for CipherSoft and AXS-One.

Change in Fair Value of Contingent Consideration. In applying ASC 805, “Business Combinations,” to the June 2009 acquisition of AXS-One, the Company calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as adjustments in the statement of operations. The contingent consideration arrangement was completed and paid in full in fiscal 2011. There were no contingent consideration arrangements related to the June 2010 acquisition of Daegis.

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

Gain (Loss) from Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the year ended April 30, 2012 resulted in a gain of $1,054,000, due primarily to a decrease in the Company’s common stock share price during the period. The change in the fair value of common stock warrant liability for the year ended April 30, 2011 resulted in a gain of $519,000, due primarily to a decrease in the Company’s common stock share price during the period. The change in the fair value of common stock warrant liability for the year ended April 30, 2010 resulted in a loss of $192,000, due primarily to an increase in the Company’s common stock share price during the period.

Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $2.3 million, $3.4 million and $0.3 million in fiscal 2012, 2011 and 2010, respectively. Fiscal 2012 interest expense consists primarily of interest on the Wells Fargo Credit Agreement that was incurred from the refinancing of the Hercules Loan Agreement plus the amortization of related debt issuance costs. Fiscal 2011 interest expense consists primarily of interest incurred on the Hercules Loan Agreement resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis, plus the amortization of related debt issuance costs and the amortization of the discount on notes payable.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was ($68,000), $8,000 and ($14,000) in fiscal 2012, 2011 and 2010, respectively.

Provision (Benefit) for Income Taxes. For fiscal 2012, the Company recorded $74,000 in foreign tax benefit and $227,000 for state and federal tax expense. For fiscal 2011, the Company recorded $39,000 in foreign tax benefit and $94,000 for state and federal tax expense. For fiscal 2010, the Company recorded $65,000 in foreign tax benefit and $66,000 for state and federal tax benefit.

Liquidity and Capital Resources

At April 30, 2012, the Company had cash and cash equivalents of $4.8 million, compared to $4.6 million at April 30, 2011. The Company had net accounts receivable of $11.0 million as of April 30, 2012 and $15.7 million as of April 30, 2011.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $300,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. The additional annual payment based on the Company’s free cash flow for fiscal year 2012 is $1.7 million. This will be paid in the first quarter of fiscal 2013. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2012). Term Note B is a four year note for $4.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at April 30, 2012). As of April 30, 2012 there is $15.1 million outstanding on the term notes of which $2.6 million is current. Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2012). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of April 30, 2012, the Company was eligible to borrow the entire amount of $8.0 million. As of April 30, 2012 there is $5.5 million borrowed on the revolving line of credit, none of which is current.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2012.

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

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During fiscal year 2012, the Company paid $334,247 in preferred stock dividends. As of April 30, 2012, the Company had no accrued preferred stock dividends.

Except for the Wells Fargo Credit Agreement, as of April 30, 2012 the Company had no other notes payable outstanding.

As of April 30, 2012, the Company has $651,000 in capital leases payable, $345,000 of which is current.

We believe that existing cash of $4.8 million as of April 30, 2012, along with forecasted operating cash flows and the credit facilities under the Wells Fargo Credit Agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2013. Our operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flows. In fiscal 2012, we had cash flows provided by operations of $5.4 million. This compares to cash provided by operations of $0.6 million in fiscal 2011 and cash used in operations of $1.4 million in fiscal 2010. Cash flows provided by operations for fiscal 2012 principally resulted from a $4.7 million decrease in accounts receivable, $0.1 million decrease in other assets, $0.2 million increase in deferred revenue, $2.1 million of amortization of intangible assets, $1.1 million of depreciation, $0.1 million of interest added to long term debt principal, $0.9 million of stock based expenses, a $2.2 million loss on extinguishment of debt, and $15.0 million of impairments of goodwill and intangible assets. Offsetting these amounts were a $16.7 million net loss, an increase of $0.7 million in prepaid expenses and other current assets, a decrease in accounts payable of $1.0 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in other accrued liabilities of $1.3 million, and a $1.1 million gain from the change in fair value of common stock warrant liability.

In fiscal 2011, we had cash flows provided by operations of $0.6 million. Cash flows provided by operations for fiscal 2011 principally resulted from a decrease in other assets of $0.2 million, an increase in accounts payable of $0.7 million, an increase in accrued compensation of $0.6 million, an increase in other accrued liabilities of $0.1 million, an increase in other long term liabilities of $0.4 million, $3.6 million of amortization of intangible assets, $0.8 million of depreciation, $0.2 million of amortization of discount on notes payable, $0.4 million of interest added to long term debt principal, $1.0 million of stock based expenses, and $16.0 million of impairments of goodwill and intangible assets. Offsetting these amounts were a $16.7 million net loss, a $4.0 million increase in accounts receivable, an increase of $0.2 million in prepaid expenses and other current assets, a $1.8 million decrease in deferred revenue, a change in fair value of contingent consideration of $0.2 million, and a $0.5 million gain from the change in fair value of common stock warrant liability.

In fiscal 2010, we had cash flows used in operations of $1.4 million. Cash flows used in operations for fiscal 2010 principally resulted from a $1.2 million increase in accounts receivable, a decrease in the valuation allowance from acquisition of $0.2 million, a decrease in accounts payable of $1.8 million, a decrease in accrued compensation of $0.2 million, a decrease in accrued acquisition costs of $0.1 million, a decrease in other accrued liabilities of $2.4 million, a decrease in other long term liabilities of $0.5 million, and a change in fair value of contingent consideration of $2.1 million. Offsetting these amounts were $0.1 million of net income, a $2.7 million increase in deferred revenue, a decrease of $0.6 million in prepaid expenses and other current assets, $2.4 million of amortization of intangible assets, $0.2 million of depreciation, $0.6 million of stock based expenses, and a loss from change in fair value of common stock warrant liability of $0.2 million.

Investing Cash Flows. Cash used in investing activities was $1.1 million for fiscal 2012. The cash used consisted of $1.1 million related to the purchase of property and equipment. Cash used in investing activities was $22.7 million for fiscal 2011. The cash used consisted of $21.8 million related to the acquisition of Daegis, net of acquired cash, and $0.9 million related to the purchase of property and equipment. Cash used in investing activities was $17,000 in fiscal 2010.

Financing Cash Flows. Net cash used in financing activities in fiscal 2012 was $4.0 million. In fiscal 2012 uses of cash included $4.0 million of payments on the revolving line of credit, $25.0 million of principal payments under debt obligations, $0.4 million of principal payments on capital leases, $0.6 million of loan cost payments, a $0.4 million prepayment penalty on the extinguishment of debt, and $0.3 million of preferred stock dividend payments. Offsetting these amounts were borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.2 million, and proceeds from the issuance of preferred stock of $4.0 million. Net cash provided by financing activities in fiscal 2011 was $23.6 million. In fiscal 2011 sources of cash included $24.0 million from borrowings on the term loan and $4.5 million from borrowings on the revolving line of credit. These amounts were offset by $1.9 million of payments on the revolving line of credit, $1.4 million of principal payments under debt obligations, $0.4 million of principal payments on capital leases, and $1.2 million of loan cost payments. Net cash used in financing activities in fiscal 2010 was $1.6 million. In fiscal 2010 uses of cash included $1.9 million of principal payments under debt obligations. This amount was offset by proceeds of $0.4 million from borrowings on the revolving line of credit.

A summary of certain contractual obligations as April 30, 2012 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$20,600	$2,600	$2,400	$15,600	$-
Estimated interest expense	4,294	1,466	2,624	204	-
Other liabilities	123	-	-	-	123
Capital lease obligations	651	345	274	32	-
Operating leases	5,615	1,630	2,443	1,542	-
Total contractual cash obligations	$31,283	$6,041	$7,741	$17,378	$123

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all France employees.

Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence of selling price or third-party evidence of selling price cannot be determined for deliverables in an arrangement, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance became effective for Daegis beginning May 1, 2011. This guidance was applied prospectively for revenue arrangements entered into or materially modified after May 1, 2011 and did not have an effect on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance on disclosures about fair value measurements, which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. The guidance also clarifies certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities (instead of major category) and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements that fall in either Level 2 or Level 3. The new guidance became effective for Daegis beginning May 1, 2011. This did not have an effect on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for Daegis beginning May 1, 2011. The guidance will be applied prospectively for business combinations occurring after May 1, 2011.

In December 2010, the FASB issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance became effective for Daegis beginning May 1, 2011. We have implemented this guidance in our fiscal 2012 goodwill impairment test.

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of fair value measurement and disclosure requirements. The new guidance will be effective for Daegis beginning May 1, 2012. This guidance will not a have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance on when to perform the two-step impairment test for goodwill. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance was adopted by Daegis upon issuance. We have implemented this guidance in our fiscal 2012 goodwill impairment test.

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for Daegis beginning May 1, 2012. This guidance will not have a have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued authoritative guidance on the disclosure of offsetting assets and liabilities. Under the new guidance, entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance will be effective for Daegis beginning May 1, 2013. This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $4.8 million as of April 30, 2012. Daegis had no short-term investments at April 30, 2012.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at April 30, 2012 is approximately 1.07%. Should the LIBOR interest rate increase above 1.50% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of April 30, 2012, there was $15.1 million outstanding on the term notes and $5.5 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Daegis takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At April 30, 2012 the Company had cash held in foreign currencies of $678,000 in Euros, $8,000 in Canadian dollars, $263,000 in pounds sterling, and $132,000 in Australian dollars. At April 30, 2012 the Company had accounts receivable in foreign currencies of $1,961,000 in Euros, $374,000 in pounds sterling, $454,000 in Australian dollars, $29,000 in Canadian dollars, $350,000 in Japanese yen, $15,000 in Polish zloty, $12,000 in Singapore dollars, $3,000 in Hong Kong dollars, $12,000 in South Korean won, and $83,000 in Malaysian ringgit. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to the United States. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2012, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2012.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Directors and Executive Officers of the Registrant” in Part I of this report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the sections entitled “Directors, Executive Officers and Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2012 Proxy Statement under sections entitled “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the information to be contained in our 2012 Proxy Statement under sections entitled “Stock Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information to be contained in our 2012 Proxy Statement under sections entitled “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the information to be contained in our 2012 Proxy Statement under sections entitled “Principal Accounting Fees and Services”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

       1. Consolidated Financial Statements

       Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

       2. Exhibits— See Item 15(b) below.

(b) Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7**	Loan and Security Agreement, dated June 29, 2010, by and among Unify Corporation and Hercules Technology II, L.P.	8-K	001-11807	10.2	July 1, 2010

4.8	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.9	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.10	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.11	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.12	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

4.13**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011

4.14	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011

4.15**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010

10.4*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.5	Note Exchange Agreement, dated April 16, 2009, between and among Unify and holders of certain convertible notes of AXS-One Inc., a Delaware corporation	8-K	001-11807	10.1	April 20, 2009

10.6*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010

10.7	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.8	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**
A portion of the exhibit has been has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAEGIS INC.

By:	/s/ TODD E. WILLE
Todd E. Wille
President and Chief Executive Officer

Dated: July 25, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TODD E. WILLE	President and Chief Executive Officer	July 25, 2012
Todd E. Wille	(Principal Executive Officer)

/s/ STEVEN D. BONHAM	Vice President and Chief Financial Officer	July 25, 2012
Steven D. Bonham	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	July 25, 2012
Steven D. Whiteman

/s/ TIMOTHY P. BACCI	Director	July 25, 2012
Timothy P. Bacci

/S/ ROBERT M. BOZEMAN	Director	July 25, 2012
Robert M. Bozeman

/s/ RICHARD M. BROOKS	Director	July 25, 2012
Richard M. Brooks

/s/ TERY R. LARREW	Director	July 25, 2012
Tery R. Larrew

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Daegis Inc.

We have audited the accompanying consolidated balance sheets of Daegis Inc. (formerly Unify Corporation) and subsidiaries (collectively, the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daegis Inc. (formerly Unify Corporation) and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California
July 25, 2012

DAEGIS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,	April 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,752	$4,577
Accounts receivable, net of allowances of $345 in 2012, and $503 in 2011	10,968	15,670
Prepaid expenses and other current assets	1,805	1,166
Total current assets	17,525	21,413

Property and equipment, net of accumulated depreciation of $4,837 at April 30,
2012 and $3,887 at April 30, 2011	2,827	2,240
Goodwill	11,706	25,161
Intangibles, net	8,690	12,396
Other assets, net of allowances of $0 in 2012, and $91 in 2011	1,121	1,524
Total assets	$41,869	$62,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$450	$1,433
Current portion of long term debt	2,945	1,869
Accrued compensation and related expenses	2,465	2,894
Common stock warrant liability	569	1,623
Other accrued liabilities	819	2,131
Deferred revenue	8,412	7,951
Total current liabilities	15,660	17,901

Long term debt, net of current portion	18,306	24,731
Deferred tax liabilities, net	734	555
Other long term liabilities	1,148	1,513
Total liabilities	35,848	44,700

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; 1,666,667 shares and zero shares outstanding in 2012 and 2011, respectively	2	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 14,717,777 and 14,578,277 shares outstanding in 2012 and 2011, respectively	15	15
Additional paid-in capital	99,860	95,111
Accumulated other comprehensive income	341	443
Accumulated deficit	(94,197)	(77,535)
Total stockholders’ equity	6,021	18,034
Total liabilities and stockholders’ equity	$41,869	$62,734

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2012	2011	2010
Revenues:
eDiscovery	$19,981	$23,112	$-
Database, archive, and migration	23,488	23,881	28,592
Total revenues	43,469	46,993	28,592
Operating expenses:
Direct costs of eDiscovery revenue	9,402	6,838	-
Direct costs of database, archive, and migration revenue	5,398	5,632	6,085
Product development	7,661	7,736	6,470
Selling, general and administrative	19,020	24,718	17,664
Impairments of goodwill and intangible assets	15,047	15,964	-
Change in fair value of contingent consideration	-	(164)	(2,093)
Total operating expenses	56,528	60,724	28,126
Income (loss) from operations	(13,059)	(13,731)	466
Other income (expenses)
Loss on extinguishment of debt	(2,166)	-	-
Gain (loss) from change in fair value of common stock warrant
liability	1,054	519	(192)
Interest expense	(2,270)	(3,406)	(267)
Other, net	(68)	8	(14)
Total other income (expense)	(3,450)	(2,879)	(473)
Loss before income taxes	(16,509)	(16,610)	(7)
Provision (benefit) for income taxes	153	55	(131)
Net income (loss)	$(16,662)	$(16,665)	$124

Earnings (loss) per share:
Basic	$(1.16)	$(1.23)	$0.01
Diluted	$(1.16)	$(1.23)	$0.01

Weighted-average shares used in computing earnings (loss) per share:
Basic	14,672	13,552	9,691
Diluted	14,672	13,552	10,182

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at April 30, 2009	—	$—	7,476,705	$7	$69,941	$(113)	$(60,532)	$9,303
Adoption of ASC815 related
to warrants	—	—	—	—	(609)	—	(462)	(1,071)
Components of
comprehensive income:
Net income	—	—	—	—	—	—	124	124
Translation adjustments	—	—	—	—	—	496	—	496
Total comprehensive
income								620
Issuance of common stock	—	—	2,836,063	3	9,439	—	—	9,442
Exercise of stock options	—	—	7,911	—	13	—	—	13
Conversion of warrants and
debt to stock	—	—	155,954	—	506	—	—	506
Stock-based compensation	—	—	—	—	629	—	—	629
Balances at April 30, 2010	—	—	10,476,633	10	79,919	383	(60,870)	19,442
Components of
comprehensive loss:
Net loss	—	—	—	—	—	—	(16,665)	(16,665)
Translation adjustments	—	—	—	—	—	60	—	60
Total comprehensive loss								(16,605)
Issuance of common stock	—	—	2,307,363	2	7,956	—	—	7,958
Exercise of stock options	—	—	1,000	1	2	—	—	3
Conversion of debt to stock	—	—	1,793,281	2	6,274	—	—	6,276
Stock-based compensation	—	—	—	—	960	—	—	960
Balances at April 30, 2011	—	—	14,578,277	15	95,111	443	(77,535)	18,034
Components of
comprehensive loss:
Net loss	—	—	—	—	—	—	(16,662)	(16,662)
Translation adjustments	—	—	—	—	—	(102)	—	(102)
Total comprehensive loss								(16,764)
Issuance of preferred stock,
net of issuance costs	1,666,667	2	—	—	3,970	—	—	3,972
Exercise of stock options	—	—	139,500	—	192	—	—	192
Preferred stock dividends	—	—	—	—	(334)	—	—	(334)
Stock-based compensation	—	—	—	—	921	—	—	921
Balances at April 30, 2012	1,666,667	$2	14,717,777	$15	$99,860	$341	$(94,197)	$6,021

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(16,662)	$(16,665)	$124
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,086	830	235
Amortization of intangible assets	2,115	3,589	2,398
Loss on extinguishment of debt	2,166	-	-
Amortization of discount on notes payable	43	219	28
Interest added to long term debt principal	80	409	-
Stock based compensation expense	921	960	629
Impairments of goodwill and intangible assets	15,047	15,964	-
Changes in fair value of contingent consideration	-	(164)	(2,093)
Loss (gain) from change in fair value of common stock warrant liability	(1,054)	(519)	192
Changes in operating assets and liabilities:
Accounts receivable	4,655	(3,988)	(1,164)
Prepaid expenses and other current assets	(738)	(168)	647
Other assets	144	229	52
Valuation allowance from acquisition	-	-	(220)
Accounts payable	(983)	663	(1,804)
Accrued compensation and related expenses	(389)	569	(187)
Accrued acquisition costs	-	-	(76)
Other accrued liabilities	(1,297)	100	(2,420)
Deferred revenue	240	(1,836)	2,739
Other long term liabilities	44	425	(470)
Net cash provided by (used in) operating activities	5,418	617	(1,390)
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(21,804)	19
Purchases of property and equipment	(1,132)	(852)	(36)
Net cash used in investing activities	(1,132)	(22,656)	(17)
Cash flows from financing activities:
Proceeds from issuance of common stock	192	2	13
Proceeds from issuance of preferred stock, net of issuance costs	3,972	-	-
Payment of preferred stock dividends	(334)	-	-
Prepayment penalty on extinguishment of debt	(368)	-	-
Payments of loan costs	(623)	(1,233)	-
Payments on revolving line of credit	(3,950)	(1,900)	-
Borrowings on revolving line of credit	6,500	4,500	350
Borrowings on term loan	16,000	24,000	-
Principal payments under debt obligations	(24,989)	(1,408)	(1,894)
Principal payments on capital leases	(365)	(351)	(46)
Net cash provided by (used in) financing activities	(3,965)	23,610	(1,577)
Effect of exchange rate changes on cash and cash equivalents	(146)	(49)	(108)
Net increase (decrease) in cash and cash equivalents	175	1,522	(3,092)
Cash and cash equivalents, beginning of year	4,577	3,055	6,147
Cash and cash equivalents, end of year	$4,752	$4,577	$3,055

	Years Ended April 30,
	2012	2011	2010
Supplemental cash flow information:
Cash paid for interest	$1,938	$2,225	$112
Cash paid for income taxes	$150	$473	$79

Supplemental non-cash investing and financing activities:
Warrants converted into common stock	$-	$-	$236
Common stock issued in conjunction with acquisition	$-	$7,217	$8,853
Common stock issued with conversion of convertible notes	$-	$6,274	$270
Property and equipment acquired through leases	$544	$-	$-

See accompanying notes to consolidated financial statements.

DAEGIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Daegis Inc. (formerly Unify Corporation) (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. Our eDiscovery solutions include technology and services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform delivers a comprehensive solution for all phases of the eDiscovery lifecycle from information management through search and analysis to review and production. Our database, archive, and migration business includes application development, data management and application modernization. Our tools and database software help companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition and the assessment of the valuation of goodwill and other intangible assets, valuation allowance for deferred taxes, valuation of common stock warrant liabilities, estimates of stock based compensation, and the allowance for doubtful accounts receivable. Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less when purchased and are stated at cost. Cash equivalents consist primarily of demand deposits with banks and money market funds.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying amounts of long term accounts receivable approximate fair value based on the collection analysis performed and recording of necessary reserves. The fair values of the Company's long term borrowings are estimated based on borrowing rates currently available to the Company for similar types of borrowing arrangements. Such values approximate the carrying value of the borrowings as of fiscal year end.

Concentrations of Credit Risk and Credit Evaluations

Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily with three financial institutions which at times may exceed federally insured levels.

The Company licenses its products principally to companies in the United States, Europe, Canada, Latin America, Russia, Japan, Singapore and Australia. For the year ended April 30, 2012, one customer accounted for 23% of consolidated revenues. The customer constituted 24% of consolidated accounts receivable at April 30, 2012. The customer is in the eDiscovery segment. For the year ended April 30, 2011, one customer accounted for 15% of consolidated revenues and another accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011. Both customers are in the eDiscovery segment. For the year ended April 30, 2010, one customer accounted for 14% of consolidated revenues and another accounted for 11% of consolidated revenues. Both customers are in the database, archive, and migration segment. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside the United States. International revenues accounted for 32%, 28%, and 50% of total revenues in fiscal years 2012, 2011 and 2010, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established to ensure trade receivables are not overstated due to uncollectability. Bad-debt reserves are maintained for all customers based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. Additional reserves for individual accounts are recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The following is a schedule that details activity for the allowance for doubtful accounts and the allowance for long-term accounts receivable.

			Charges
	Balance at	Beginning	(credits) to		Balance at
	beginning	balance from	operating	Write-offs	end of
	of year	acquisition	expenses	of accounts	year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended April 30, 2010	$183	$50	$74	$(45)	$262
Year ended April 30, 2011	262	207	160	(126)	503
Year ended April 30, 2012	503	-	(14)	(144)	345

Allowance for long-term accounts
receivable – reflected in other assets:
Year ended April 30, 2010	$80	$-	$2	$-	$82
Year ended April 30, 2011	82	-	9	-	91
Year ended April 30, 2012	91	-	8	(99)	-

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

The Company’s customer contracts may include multiple-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (“VSOE”) of the fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the VSOE of fair value of all undelivered elements is determinable.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when the VSOE of fair value of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Taxes collected from customers and remitted to the government are presented on a gross basis on the consolidated balance sheet. At April 30, 2012 and 2011 the Company had $48,000 and $14,000 of sales taxes payable.

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

Stock-Based Compensation

Share-based compensation expense includes the estimated fair value for share-based awards. Share-based compensation expenses are recognized over the vesting period of the awards, net of estimated forfeitures For the fiscal years ended April 30, 2012, 2011, and 2010 equity-based compensation expense was comprised of the following (in thousands):

	April 30, 2012	April 30, 2011	April 30, 2010
Direct Costs of Revenue	$72	$63	$17
Product Development	152	154	122
Selling, General and Administrative	697	743	490
Total Equity-Based Compensation	$921	$960	$629

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of April 30, 2012. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
2013	$583
2014	421
2015	206
2016	15
Total	$1,225

The cost above is expected to be recognized over a weighted-average period of 1.22 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for years ended April 30, 2012, 2011, and 2010, were as follows:

	Year Ended
	April 30,
	2012	2011	2010
Expected term (in years)	4.0	4.0	4.0
Risk-free interest rate	1.1%	1.3%	1.9%
Volatility	89%	84%	92%
Dividend yield	-	-	-
Weighted-average fair value of stock options granted during the year	$2.38	$3.38	$2.84

The Company bases its expected term assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company did not pay cash dividends to common stockholders in fiscal 2012, 2011, or 2010, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The Company uses a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for fiscal years 2012, 2011, and 2010 is 20%. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

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

A summary of the Company’s stock option activity for the fiscal year ended April 30, 2012 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2011	2,152,183	$3.38	6.91	$550,903
Granted	839,400	2.38
Exercised	(124,500)	1.40
Cancelled/expired	(234,968)	3.11
Outstanding at April 30, 2012	2,632,115	3.18	7.24	$4,449

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

The total intrinsic value of awards exercised during the year ended April 30, 2012, 2011, and 2010 was $71,790, $26,339, and $11,996, respectively. The total fair value of awards vested during the year ended April 30, 2012, 2011, and 2010 was $253,233, $1,108,446, and $722,896, respectively. The total fair value of awards granted during the year ended April 30, 2012, 2011, and 2010 was $1,066,038, $1,384,371, and $1,086,162, respectively.

A summary of the Company’s nonvested stock option activity for the fiscal year ended April 30, 2012 is as follows:

		Weighted-
		average
		fair
	Shares	value
Nonvested at April 30, 2011	884,854	$2.03
Granted	839,400	1.27
Vested	(597,359)	1.94
Cancelled/expired	(121,859)	1.59
Nonvested at April 30, 2012	1,005,036	1.61

Fair Value of Common Stock Warrant Liability

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

Income Taxes

The Company uses the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is additionally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company records a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.

The Company records an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. The Company includes interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision.

It is the intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiary in its operations. See Note 12 for further discussion.

Earnings (Loss) Per Share

Earnings per share guidance requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. convertible preferred stock, warrants, and common stock options) were exercised or converted into common stock. For fiscal years 2012 and 2011, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and gains and (losses) on foreign currency translation.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2012, we have determined that we have two reportable segments: (i) eDiscovery and (ii) database, archive, and migration. Prior to the first quarter of fiscal year 2012, the Company maintained two reportable segments, database and development products (“DDP”) and modernization and migration solutions, and eDiscovery and integrated content archiving solutions. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table included in Note 18.

Reclassifications

During fiscal year 2012, the Company revised the consolidated statements of cash flows for the fiscal year 2011. The revisions were related to certain debt issuance costs and capital lease transactions of which both reclassifications were deemed to be immaterial. The Company reclassified cash outflows of $1,543,000 from the operating activities section of the cash flow statement to the financing section of the cash flow statement. These reclassifications had no effect on net income.

Additionally, certain reclassifications have been made to the prior period consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on net income.

Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence of selling price or third-party evidence of selling price cannot be determined for deliverables in an arrangement, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance became effective for Daegis beginning May 1, 2011. This guidance was applied prospectively for revenue arrangements entered into or materially modified after May 1, 2011 and did not have an effect on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance on disclosures about fair value measurements, which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. The guidance also clarifies certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities (instead of major category) and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements that fall in either Level 2 or Level 3. The new guidance became effective for Daegis beginning May 1, 2011. This did not have an effect on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for Daegis beginning May 1, 2011. The guidance will be applied prospectively for business combinations occurring after May 1, 2011.

In December 2010, the FASB issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance became effective for Daegis beginning May 1, 2011. We have implemented this guidance in our fiscal 2012 goodwill impairment test.

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of fair value measurement and disclosure requirements. The new guidance will be effective for Daegis beginning May 1, 2012. This guidance will not a have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance on when to perform the two-step impairment test for goodwill. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance was adopted by Daegis upon issuance. We have implemented this guidance in our fiscal 2012 goodwill impairment test.

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for Daegis beginning May 1, 2012. This guidance will not a have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued authoritative guidance on the disclosure of offsetting assets and liabilities. Under the new guidance, entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance will be effective for Daegis beginning May 1, 2013. This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2. Acquisitions

AXS-One Inc.

On June 30, 2009, the Company acquired all of the issued and outstanding shares of common stock and warrants of AXS-One. The common stock and warrants were converted into, in the aggregate, 1,000,000 shares of Company common stock. The outstanding convertible notes of AXS-One with an aggregate outstanding principal and interest balance of approximately $13.0 million were exchanged for 1,642,600 shares of Company common stock. The note holders were also issued additional shares of Company common stock based on revenue generated from AXS-One’s products over 13 months after the effective date of the merger.

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

The goodwill of $11.2 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of the Company and AXS-One. All of the goodwill was assigned to the database, archive, and migration segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for AXS-One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 30, 2009 (in thousands):

Consideration
Equity instruments (2,642,600 common shares of the Company)	$8,853
Contingent consideration arrangement	3,592

Fair value of total consideration	$12,445

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$117
Accounts receivable	561
Other assets	640
Property and equipment	132
Identifiable intangible assets	8,065
Financial liabilities	(5,772)
Deferred revenue	(2,493)
Total identifiable net assets	1,250

Goodwill	11,195
$12,445

Acquisition related costs (included in selling, general and administrative expense in the
Company's consolidated statement of operations for the year ended April 30, 2010)	$611

The fair value of the 2,642,600 common shares issued as part of the consideration paid for AXS-One ($8,853,000) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

The contingent consideration arrangement required the Company to issue to the former holders of AXS-One convertible notes 0.35 shares of Company common stock for every $1 of AXS-One net license revenue over the first $2,000,000 for the 13 month period following the acquisition date. The number of shares that the Company issued under the contingent consideration arrangement was 415,422. The fair value of the contingent consideration was $1.3 million, which resulted in a reduction in the acquisition liability in fiscal 2012 and 2011 of $0 and $164,000, respectively, and a corresponding reduction in operating expenses.

The amounts of AXS-One’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended April 30, 2010, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2009, or May 1, 2008, are:

(in thousands, except per share amounts)	Revenue	Net loss	Net loss per share
Actual from July 1, 2009 to April 30, 2010	$8,555	$(393)	$(0.04)
Supplemental pro forma from May 1, 2009 to April 30, 2010	30,101	(2,693)	(0.28)
Supplemental pro forma from May 1, 2008 to April 30, 2009	32,827	(5,920)	(0.85)

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

The following table summarizes the consideration paid for Daegis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, June 29, 2010 (in thousands):

Consideration
Cash	$24,000
Equity instruments (2,085,714 common shares of the Company)	7,217
Convertible notes	6,200

Fair value of total consideration	$37,417

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$2,270
Accounts receivable	5,422
Other assets	705
Property and equipment	1,867
Identifiable intangible assets	11,000
Financial liabilities	(3,366)
Total identifiable net assets	17,898

Goodwill	19,519
$37,417

Acquisition related costs (included in selling, general and administrative expense in the
Company's consolidated statement of operations for the year ended April 30, 2011)	$1,423

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

The amounts of Daegis’ revenue and earnings included in the Company’s consolidated statement of operations for the year ended April 30, 2011, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2010, or May 1, 2009, are:

			Net income
(in thousands, except per share amounts)	Revenue	Net income (loss)	(loss) per share
Actual from June 29, 2010 to April 30, 2011	$23,112	$5,805	$0.43
Supplemental pro forma from May 1, 2010 to April 30, 2011	47,817	(17,668)	(1.30)
Supplemental pro forma from May 1, 2009 to April 30, 2010	51,811	(6,002)	(0.62)

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at April 30, 2012 consisted of prepaid expenses of $1,124 and other current assets of $681. Prepaid expenses and other current assets at April 30, 2011 consisted of prepaid expenses of $701 and other current assets of $465.

Note 4. Property and Equipment

Property and equipment at April 30, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Equipment	$6,457	$4,946
Furniture and leasehold improvements	1,207	1,181
	7,664	6,127
Less accumulated depreciation	(4,837)	(3,887)
Property and equipment, net	$2,827	$2,240

Depreciation expense for fiscal 2012, 2011, and 2010 was $1,086,000, $830,000, and $235,000, respectively.

Note 5. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2012 and April 30, 2011 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,043)	3,193	7 years
Technology-based	2,638	(1,410)	1,228	5 years
Trademarks	4,600	(331)	4,269	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(4,884)	$20,396

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2011	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$25,161	$-	$25,161	-
Finite Lives:
Customer-related	6,236	(2,187)	4,049	7 years
Technology-based	4,838	(1,777)	3,061	5 years
Trademarks	5,900	(758)	5,142	10 years
Trade name	100	(100)	-	2 years
Non-compete	200	(56)	144	3 years
Total	$42,435	$(4,878)	$37,557

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for fiscal 2012, 2011, and 2010 was $2,115,000, $3,589,000, and $2,398,000 respectively. The estimated future amortization expense related to intangible assets as of April 30, 2012, is as follows (in thousands):

Fiscal Year Ending April 30	Amount
2013	$1,538
2014	1,538
2015	1,512
2016	1,096
2017	814
Thereafter	2,192
Total	$8,690

The following table summarizes the activity in the Company's goodwill account during fiscal years 2012 and 2011:

	Year ended April 30, 2012			Year ended April 30, 2011
		Database,			Database,
		archive, and			archive, and
	eDiscovery	migration	Total	eDiscovery	migration	Total
Balance, beginning of the period	$19,519	$5,642	$25,161	$-	$17,928	$17,928
Goodwill added through acquisition	-	-	-	19,519	-	19,519
Impairments of goodwill	(13,455)	-	(13,455)	-	(12,336)	(12,336)
Ciphersoft royalty payments	-	-	-	-	50	50
Balance, end of period	$6,064	$5,642	$11,706	$19,519	$5,642	$25,161

Goodwill at April 30, 2012, represents the excess of purchase prices of acquired companies over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

The Company believes these primary factors support the amount of goodwill recorded as a result of the purchase price for companies it has acquired. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. If the Company determines it is not more likely than not that the fair value of a business unit is less than its carrying amount, then the first step is performed. In the first step, the fair value of the Company is compared to its carrying value. The Company determined that the asset group to be tested for recoverability is at the business unit level as it was the lowest level at which cash flows were identifiable. The business units that contain goodwill and intangible assets are Unify, eDiscovery, and AXS-One. In connection with the preparation of financial statements for the year ended April 30, 2012, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair value of the eDiscovery business unit was less than the net book value. The Unify and AXS-One business units were not at risk of failing step one of the impairment test. Accordingly the guidance required a second step to determine the implied fair value of the eDiscovery business unit’s goodwill, and to compare it to the carrying value of the business unit’s goodwill. This second step included valuing all of the tangible and intangible assets and liabilities of the business unit as if they had been acquired in a business combination to determine the implied fair value of goodwill.

As a result of this assessment, in fiscal 2012 the Company recorded impairment charges of $13.5 million for the goodwill related to the acquisition of Daegis, representing 69% of its carrying value. The impairment charge is included in impairments of goodwill and intangible assets in the consolidated statement of operations.

The Company tested the other long-lived assets of the eDiscovery business unit for recoverability and concluded that the carrying value of the eDiscovery intangible assets was partially recoverable. As a result, the Company recorded impairment charges of $1.5 million for the intangible assets of eDiscovery during fiscal year 2012. The intangible assets impaired were $0.2 million of trademarks, $1.2 million of technology-based, and $0.1 million of non-compete. All other long-lived assets were deemed fully recoverable. The Company recorded these impairment charges in impairments of goodwill and intangible assets in the consolidated statement of operations.

During the fourth quarter of the fiscal year we identified certain indicators that the goodwill and intangibles assets in our eDiscovery Division could potentially be impaired. While eDiscovery revenues had declined some in previous quarters, a new version of our eDiscovery software was released late in the third quarter which we expected would result in an increase in revenue in the fourth quarter. However, these expected revenue improvements did not materialize during the fourth quarter. Also in the fourth quarter we experienced a decrease in the number of new matters being received from existing customers and we had limited success adding new customers. Further, our stock price dropped significantly in the fourth quarter which we anticipated would negatively impact the market capitalization reconciliation analysis which is a part of the impairment testing process. Because of these factors the Company determined it necessary to perform a comprehensive review of the eDiscovery segment. As a result of this review, our estimates of future projected revenue and cash flows for the eDiscovery segment were reduced. The decision to reduce our future estimates of projected revenue and cash flows, coupled with a significant drop in our stock price were the primary factors that led to our recording of the impairment charge in the fourth quarter of fiscal 2012.

In the fiscal year ended April 30, 2011, the Company recorded impairment charges of $1.1 million for the goodwill related to the acquisition of CipherSoft in January, 2009, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One in June, 2009, representing 100% of its carrying value. These impairment charges were included in impairments of goodwill and intangible assets in the consolidated statement of operations.

The Company tested the other long-lived assets of both the Ciphersoft and AXS-One business units for recoverability and concluded that the carrying value of the AXS-One intangible assets was partially recoverable while those of CipherSoft were not. As a result, the Company recorded impairment charges of $0.4 million for the intangible assets of CipherSoft and $3.3 million for the intangible assets of AXS-One during fiscal year 2011. The intangible assets impaired for CipherSoft were $0.3 million of technology-based, $0.1 million of trade name, and $0.0 million of non-compete. The intangible assets impaired for AXS-One were $0.7 million of trademarks and $2.6 million of technology-based. All other long-lived assets for both business units were deemed fully recoverable. The Company recorded these impairment charges in impairments of goodwill and intangible assets in the consolidated statement of operations.

Note 6. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of April 30, 2012, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.50% (6.50% as of April 30, 2012) and has a maturity date of June 30, 2015. As of April 30, 2012, there was $5.5 million outstanding on the revolver.

Note 7. Fair Value of Financial Instruments

We have adopted the FASB guidance on fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

Under this guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  Level 1 – Quoted prices in active markets for identical assets and liabilities.

  Level 2 – Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.

  Level 3 – Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of April 30, 2012:

	Fair value	Fair value measurement using
	April 30, 2012	Level 1	Level 2	Level 3
Common stock warrant liability	$569	$-	$-	$569

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended April 30, 2012 and 2011:

(in thousands)	Common stock warrants
Balance at April 30, 2010	$1,047
Issuance of common stock warrants	1,095
Change in fair value of common stock warrant liability	(519)
Balance at April 30, 2011	1,623
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	(1,054)
Balance at April 30, 2012	$569

Note 8. Long-Term Debt

The Company’s long-term debt consists of the following at April 30, 2012 and April 30, 2011 (in thousands):

	April 30,	April 30,
	2012	2011
Term Note Payable to Hercules Technology II, L.P., the proceeds of which were used to fund the cash portion of the consideration to acquire Daegis - see Note 2, the Hercules notes were repaid on June 30, 2011.	$—	$24,009

Hercules Technology II, L.P., credit facility, the Hercules notes were repaid on June 30, 2011.	—	2,950

Term Note A payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered into in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2012), payable monthly. Principal is payable over four years with principal payments of $300,000 quarterly (beginning November 2011) plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at April 30, 2012.	11,100	—

Term Note B payable to Wells Fargo Capital Finance, LLC, the proceeds of which were used to repay the term note with Hercules Technology II, L.P. which was entered in conjunction with the acquisition of Daegis - see Note 2. Interest is incurred at the prevailing LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at April 30, 2012) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	—

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2012), payable June 30, 2015.	5,500	—

Capital leases, payable in monthly installments through July 2015.	651	517
	21,251	27,476
Less discount on notes payable	—	(876)
Less current portion	(2,945)	(1,869)
Total long term debt, net	$18,306	$24,731

The discount on notes payable is related to warrants granted to Hercules Technology II, L.P. in association with the issuance of the term note. The Company provided Hercules with 718,860 warrants to purchase shares of Company common stock at $2.45 per share. The warrants have an expiration date of June 29, 2020. The Company values its warrants based on open form option pricing models. Amortization of discount on notes payable for the years ended April 30, 2012 and 2011 was $43,000 and $219,000, respectively.

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

In June 2011 the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. The Company capitalized $0.6 million of loan costs related to Wells Fargo Credit Agreement.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2012.

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

A summary of future payments on long-term debt obligations as of April 30, 2012 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2013	$2,945
2014	1,348
2015	1,326
2016	15,632
$21,251

The summary of future payments on long-term debt obligations accounts for the current year’s annual payment of $1.7 million based on the Company’s free cash flow under Term Note A as noted above, however, it does not account for any future annual payments. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above.

Note 9. Other Long Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Daegis. Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. See the schedule below for details of balances at April 30, 2012 and 2011.

	April 30,	April 30,
	2012	2011
Deferred rent related to :
Roseville office	$83	$156
New York office	128	112
Chicago office	-	11
San Francisco office	74	-

Unfavorable lease terms related to:
New Jersey office	294	374
New York office	194	256

Other:
Severance for French employees	123	91
Long term deferred support revenue	252	513
	$1,148	$1,513

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2012	2011
Deferred maintenance revenue beginning balance	$8,420	$9,642
Deferred maintenance revenue recognized during period	(16,090)	(16,459)
Deferred maintenance revenue of new maintenance contracts	15,972	15,237
Deferred maintenance revenue ending balance	$8,302	$8,420

Of the deferred maintenance revenue at April 30, 2012 and 2011, $0.3 million and $0.5 million, respectively, is long-term and is included in other long-term liabilities in the consolidated balance sheet.

Note 11. Stockholders’ Equity

Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During fiscal year 2012, the Company paid $334,247 in preferred stock dividends ($0.20 per preferred share). As of April 30, 2012, the Company had no accrued preferred stock dividends.

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

A summary of stock option activity is as follows:

		Weighted-
		average
	Number of	exercise
	shares	price
Outstanding at April 30, 2009	1,075,804	$3.93
Granted (weighted-average fair value of $2.84)	705,300	2.84
Exercised	(7,911)	1.59
Cancelled/expired	(109,696)	6.07
Outstanding at April 30, 2010	1,663,497	3.34
Granted (weighted-average fair value of $3.38)	656,100	3.38
Exercised	(16,000)	1.28
Cancelled/expired	(151,414)	3.15
Outstanding at April 30, 2011	2,152,183	3.38
Granted (weighted-average fair value of $2.38)	839,400	2.38
Exercised	(124,500)	1.40
Cancelled/expired	(234,968)	3.11
Outstanding at April 30, 2012	2,632,115	3.18

Additional information regarding options outstanding at April 30, 2012 is as follows:

	Options outstanding			Options exercisable
		Average	Weighted-		Weighted-
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	outstanding	price
$1.10 - 1.90	77,343	4.74	$1.69	62,394	$1.66
1.92 - 1.92	370,500	9.17	1.92	83,481	1.92
1.94 - 2.55	251,575	5.48	2.41	211,044	2.47
2.60 - 2.60	420,799	7.01	2.60	314,663	2.60
2.65 - 2.86	85,800	1.12	2.74	80,591	2.74
2.90 - 2.90	378,200	9.01	2.90	129,794	2.90
3.00 - 3.15	275,391	8.24	3.07	123,735	3.08
3.18 - 3.46	15,800	5.78	3.38	12,973	3.40
3.56 - 3.56	290,200	8.01	3.56	165,082	3.56
3.57 - 6.70	466,507	5.97	5.48	443,322	5.55

Options to purchase 1,627,079 and 1,267,329 shares at weighted average exercise prices of $3.49 and $3.37 were exercisable at April 30, 2012 and 2011. At April 30, 2012, there were 472,909 shares reserved for future grants under the 2010 Stock Plan.

Restricted Stock

On May 1, 2002, the Company established the 2002 Director Restricted Stock Plan (“Director Restricted Stock Plan”) as part of a compensation program designed to attract and retain independent members for our board of directors. There were 96,138 shares of common stock awarded and outstanding under this plan on April 30, 2012. This plan was terminated on November 10, 2010 and no additional shares will be issued under this plan.

Warrants

The following table presents details of the Company’s outstanding warrants as of April 30, 2012:

	Number of	Number of warrants
Date of issuance	warrants issued	outstanding	Exercise price	Expiration date
November 20, 2006	200,000	80,000	$1.35	October 31, 2012
November 20, 2006	270,000	166,425	1.60	October 31, 2012
November 20, 2006	200,000	189,519	1.90	October 31, 2012
April 24, 2009	190,182	190,182	2.75	April 24, 2014
June 29, 2010	718,860	718,860	2.45	June 29, 2020

Note 12. Income Taxes

Income (loss) before income taxes and provision (benefit) for income taxes for the years ended April 30 were as follows (in thousands):

	2012	2011	2010
Domestic	$(16,436)	$(14,017)	$173
Foreign	(73)	(2,593)	(180)
Total income (loss) before income taxes	$(16,509)	$(16,610)	(7)

Current
Foreign taxes	$(74)	$52	$55
Federal and state income taxes	83	4	18
Total Current	9	56	73

Deferred
Foreign taxes	-	(91)	(120)
Federal and state income taxes	144	90	(84)
Total Deferred	144	(1)	(204)
Provision (benefit) for income taxes	$153	$55	$(131)

The provision (benefit) for income taxes for the years ended April 30, 2012, 2011 and 2010 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2012	2011	2010
Computed tax expense (benefit) at statutory rate	$(5,613)	$(5,795)	$(837)
Increases (reductions) in tax expense resulting from:
Change in valuation allowance for deferred tax assets	(1,752)	1,105	339
Stock-based compensation	297	259	180
Impairment	-	3,806	-
Change in fair value of warrants	(358)	(176)	-
Acquisition cost	-	-	224
Foreign operations	(4)	852	-
Net operating loss carryforward limitation	7,352	-	-
Other	231	4	(37)
Provision (benefit) for income taxes	$153	$55	$(131)

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2012	2011
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	$12,010	$19,425
Capital loss carryforward	92	120
Foreign tax credits	224	185
Domestic fixed assets and other intangibles	5,106	35
Reserves and other accruals	1,034	304
Current assets
Deferred revenue	213	165
Allowance for losses on accounts receivable	131	110
Reserves and other accruals	412	859
Total deferred tax assets	19,222	21,203
Valuation allowance	(19,187)	(21,072)
Non-current liabilities
Domestic fixed assets and other intangibles	(35)	-
Foreign fixed assets and other intangibles	-	-
Goodwill	(699)	(686)
Total deferred tax liabilities	(734)	(686)
Net deferred tax assets (liabilities)	$(699)	$(555)

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company has maintained a full valuation allowance against its net deferred tax assets in all the tax jurisdictions. The valuation allowance decreased by $1.9 million in fiscal 2012, increased by $1.0 million in fiscal 2011, and increased by $3.0 million in fiscal 2010.

At April 30, 2012, the Company had approximately $28.7 million in federal net operating loss (“NOL”) carryforwards after write-off of the limitations under the Internal Revenue Code Section 382 caused by changes in ownership, which begin to expire in fiscal year 2012 through 2029, approximately $8.0 million in California state NOL carryforwards that expire in fiscal years 2013 to 2031, approximately $93.6 million in other state NOL carryforwards that expire in fiscal years 2014 to 2031, and approximately $1.9 million in foreign NOL carryforwards that do not expire. At April 30, 2012, the Company also had approximately $0.2 million in federal and $0.2 million in California capital loss carryforwards, respectively, which expire beginning in fiscal year 2013 for federal tax purposes and will not expire for State of California purposes.

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiary in the operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiary as such earnings are to be reinvested indefinitely. As of April 30, 2012, there is minimal amount of cumulative earnings upon which U.S. income taxes have not been provided.

At April 30, 2012, the Company had $23,000 of state income tax payable, $39,000 of foreign income tax payable, $310,000 of state income tax receivable, and $78,000 of foreign income tax receivable.

Uncertain Tax Positions

As of April 30, 2012, the Company had no amount of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended	Year ended
	April 30, 2012	April 30, 2011
Beginning balance	$-	$74
Gross increases - tax positions in current period	-	-
Gross decreases - tax positions in prior period	-	(74)
Gross increases - tax positions in prior period	-	-
Decreases relating to settlements	-	-
Reductions as a result of a lapse of statute of limitations	-	-
Ending balance	$-	$-

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2012, the Company has not recorded any interest or penalties associated with any unrecognized tax benefits.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended April 30, 2012.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2007.

Note 13. Other Income (Expenses)

Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2012	2011	2010
Interest income	$11	$7	$5
Foreign currency exchange loss	(80)	(151)	(78)
Other	1	152	59
Other income (expenses), net	$(68)	$8	$(14)

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and net foreign currency translation adjustments. The comprehensive gain (loss) on foreign currency translations for the years ended April 30, 2012, 2011, and 2010 was ($102,000) and $60,000, and $496,000 respectively.

Note 15. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) less dividends payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2012 and 2011, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year Ended April 30,
	2012	2011	2010
Net income (loss)	$(16,662)	$(16,665)	$124
Dividends paid on preferred stock	(334)	-	-
Net income (loss) available to common stockholders	$(16,996)	$(16,665)	$124

Weighted-average shares of common stock outstanding, basic	14,672	13,552	9,691
Effect of dilutive securities	-	-	491
Weighted-average shares of common stock outstanding, diluted	14,672	13,552	10,182

Earnings (loss) per share of common stock:
Basic	$(1.16)	$(1.23)	$0.01
Diluted	$(1.16)	$(1.23)	$0.01

The dilutive securities above represent only those stock options, warrants, convertible debt, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,632,115 and common stock warrants of 1,344,986 for the year ended April 30, 2012. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,152,183 and common stock warrants of 1,344,986 for the year ended April 30, 2011. The number of shares of stock options excluded from the above amounts because their exercise prices exceeded the average market price of the stock was 548,006 in fiscal 2010. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are 1,666,667 shares of convertible preferred stock for the year ended April 30, 2012, and zero for the years ended April 30, 2011 and 2010.

Note 16. Employee Retirement Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2012, 2011 and 2010, the Company contributed $374,000, $375,000, and $196,000, respectively, to the 401(k) Plan.

Note 17. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2017. Such leases generally have escalation clauses. Future minimum rental payments under these leases as of April 30, 2012 are as follows (in thousands):

Years Ending April 30,
2013	$1,630
2014	1,490
2015	953
2016	979
2017	563
Thereafter	-
$5,615

Rent expense under operating leases was $1.6 million, $1.6 million and $927,800 for the years ended April 30, 2012, 2011 and 2010, respectively.

Capital Leases

The Company has entered into arrangements for equipment and office furniture under non-cancelable capital lease arrangements expiring at various dates through fiscal 2016. Future minimum rental payments under these leases as of April 30, 2012 are as follows (in thousands):

Years Ending April 30,
2013	$360
2014	152
2015	128
2016	32
672
Less amounts representing interest	(21)
$651

Assets capitalized through capital leases included in property and equipment at April 30, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Equipment	$1,893	$1,400
Furniture and leasehold improvements	115	115
	2,008	1,515
Less accumulated depreciation	(1,216)	(998)
Property and equipment, net	$792	$517

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2012, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

For fiscal 2012 and 2011, total revenue from the United States was $29.4 million and $34.0 million, respectively. Total revenue from all other countries was $14.1 million for fiscal 2012 and $13.0 million for fiscal 2011. For the fourth quarter of fiscal 2012 and 2011, total revenue from the United States was $6.3 million and $8.8 million, respectively. Total revenue from all other countries was $3.5 million in the fourth quarter of fiscal 2012 and $3.0 million for the fourth quarter of fiscal 2011. Total long-lived assets as of April 30, 2012 and 2011, for the United States, were $24.3 million and $41.3 million, respectively. Total long-lived assets in all other countries were $5,000 as of April 30, 2012 and $48,000 as of April 30, 2011.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2011 and 2010 segment information has been reclassified to conform to the fiscal 2012 presentation.

	For the Years Ended April 30,
	2012	2011	2010
Total revenues:
eDiscovery	$19,981	$23,112	$-
Database, archive, and migration	23,488	23,881	28,592
Total revenues	$43,469	$46,993	$28,592

Operating expenses:
eDiscovery	$19,979	$16,241	$-
Database, archive, and migration	14,786	18,557	22,229
Unallocated corporate expenses	21,763	25,926	5,897
Total operating expenses	$56,528	$60,724	$28,126

Income (loss) from operations:
eDiscovery	$2	$6,871	$-
Database, archive, and migration	8,702	5,324	6,363
Unallocated corporate expenses	(21,763)	(25,926)	(5,897)
Total income (loss) from operations	$(13,059)	$(13,731)	$466

	April 30,	April 30,
	2012	2011
Total assets:
eDiscovery	$29,657	$47,585
Database, archive, and migration	12,212	15,149
Total assets	$41,869	$62,734

Note 19. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2012 and 2011 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2012:
Total revenues	$11,514	$11,075	$11,069	$9,811
Income (loss) from operations	845	1,198	604	(15,706)
Net income (loss)	(1,778)	795	53	(15,732)

Earnings (loss) per share:
Basic	$(0.12)	$0.05	$0.00	$(1.08)
Diluted	$(0.12)	$0.04	$0.00	$(1.08)

Weighted-average shares used in computing
earnings (loss) per share:
Basic	14,601	14,657	14,713	14,718
Diluted	14,601	16,476	14,713	14,718

Year ended 2011:
Total revenues	$9,885	$12,868	$12,431	$11,809
Income (loss) from operations	(309)	782	1,138	(15,342)
Net income (loss)	(475)	(113)	(206)	(15,871)

Earnings (loss) per share:
Basic	$(0.04)	$(0.01)	$(0.01)	$(1.09)
Diluted	$(0.04)	$(0.01)	$(0.01)	$(1.09)

Weighted-average shares used in computing
earnings (loss) per share:
Basic	11,240	13,844	14,577	14,578
Diluted	11,240	13,844	14,577	14,578

As discussed in Note 5, the Company recorded a charge for impairments of goodwill and other intangible assets of $15.0 million in the fourth quarter of 2012 and $16.0 million in the fourth quarter of 2011.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7**	Loan and Security Agreement, dated June 29, 2010, by and among Unify Corporation and Hercules Technology II, L.P.	8-K	001-11807	10.2	July 1, 2010

4.8	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.9	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.10	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.11	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.12	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.13**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011

4.14	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011

4.15**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010

10.4*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.5	Note Exchange Agreement, dated April 16, 2009, between and among Unify and holders of certain convertible notes of AXS-One Inc., a Delaware corporation	8-K	001-11807	10.1	April 20, 2009

10.6*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010

10.7	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.8	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1	Certification of Todd E. Wille, Chief Executive Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Steven D. Bonham, Chief Financial Officer of Unify Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**
A portion of the exhibit has been has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.