Form 10-Q
period 2012-07-31
DAEGIS INC.
filed 2012-09-13
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,717,777 shares of common stock, $0.001 par value, as of July 31, 2012.

DAEGIS INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,347	$4,752
Accounts receivable, net of allowances of $181 at July 31, 2012, and $345 at
April 30, 2012	8,834	10,968
Prepaid expenses and other current assets	1,377	1,805
Total current assets	14,558	17,525

Property and equipment, net of accumulated depreciation of $5,115 at July 31,
2012 and $4,837 at April 30, 2012	2,581	2,827
Goodwill	11,706	11,706
Intangibles, net	8,305	8,690
Other assets	1,073	1,121
Total assets	$38,223	$41,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$573	$450
Current portion of long term debt	2,002	2,945
Accrued compensation and related expenses	2,005	2,465
Common stock warrant liability	109	569
Other accrued liabilities	766	819
Deferred revenue	7,316	8,412
Total current liabilities	12,771	15,660

Long term debt, net of current portion	17,451	18,306
Deferred tax liabilities, net	760	734
Other long term liabilities	1,079	1,148
Total liabilities	32,061	35,848

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	2	2
Common stock	15	15
Additional paid-in capital	99,935	99,860
Accumulated other comprehensive income	251	341
Accumulated deficit	(94,041)	(94,197)
Total stockholders’ equity	6,162	6,021
Total liabilities and stockholders’ equity	$38,223	$41,869

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2012	2011
Revenues:
eDiscovery	$4,073	$6,026
Database, archive, and migration	5,565	5,488
Total revenues	9,638	11,514
Operating expenses:
Direct costs of eDiscovery revenue	2,155	2,397
Direct costs of database, archive, and migration revenue	1,282	1,349
Product development	1,884	1,976
Selling, general and administrative	5,033	4,947
Sale of intangible trade name	(1,000)	-
Total operating expenses	9,354	10,669
Income from operations	284	845
Other income (expenses)
Loss on extinguishment of debt	-	(2,166)
Gain from change in fair value of common stock warrant liability	460	445
Interest expense	(442)	(900)
Other, net	(93)	49
Total other income (expenses)	(75)	(2,572)
Income (loss) before income taxes	209	(1,727)
Provision for income taxes	52	51
Net income (loss)	$157	$(1,778)

Income (loss) per share:
Basic	$0.00	$(0.12)
Diluted	$0.00	$(0.12)

Weighted-average shares used in computing income (loss) per share:
Basic	14,718	14,601
Diluted	14,718	14,601

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	July 31,
	2012	2011
Net income (loss)	$157	$(1,778)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(90)	(9)
Comprehensive income (loss)	$67	$(1,787)

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$157	$(1,778)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	278	230
Amortization of intangible assets	384	565
Sale of intangible trade name	(1,000)	-
Loss on extinguishment of debt	-	2,166
Amortization of discount on notes payable	-	43
Interest added to long term debt principal	-	80
Stock based compensation expense	176	228
Gain from change in fair value of common stock warrant liability	(460)	(445)
Changes in operating assets and liabilities:
Accounts receivable	2,134	2,413
Prepaid expenses and other current assets	427	(154)
Other assets	49	73
Accounts payable	123	(87)
Accrued compensation and related expenses	(463)	(704)
Other accrued liabilities	(89)	(692)
Deferred revenue	(1,102)	(835)
Other long term liabilities	(35)	(120)
Net cash provided by operating activities	579	983
Cash flows from investing activities:
Proceeds from sale of intangible trade name	1,000	-
Purchases of property and equipment	(32)	(301)
Net cash provided by (used in) investing activities	968	(301)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	92
Proceeds from issuance of preferred stock, net of issuance costs	-	3,966
Payment of preferred stock dividends	(66)	-
Prepayment penalty on extinguishment of debt	-	(368)
Payments of loan costs	-	(565)
Payments on revolving line of credit	-	(2,950)
Borrowings on revolving line of credit	-	6,500
Borrowings on term loan	-	16,000
Principal payments under debt obligations	(1,700)	(24,089)
Principal payments on capital leases	(98)	(74)
Net cash used in financing activities	(1,864)	(1,488)
Effect of exchange rate changes on cash and cash equivalents	(88)	(27)
Net decrease in cash and cash equivalents	(405)	(833)
Cash and cash equivalents, beginning of year	4,752	4,577
Cash and cash equivalents, end of year	$4,347	$3,744

Supplemental cash flow information:
Cash paid for interest	$400	$556
Cash paid for income taxes	$131	$119
Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$35	$34
Property and equipment acquired through leases	$-	$493

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Daegis Inc. (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, as filed with the SEC.

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

The Company’s customer contracts may include multiple-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (“VSOE”) of fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the VSOE of fair value of all undelivered elements is determinable.

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

Taxes collected from customers and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statement of operations. At July 31, 2012 and April 30, 2012 the Company had $8,000 and $48,000 of sales taxes payable.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. As a result of the most recent impairment test, the Company recorded $15.0 million in the fourth quarter of fiscal 2012 for the impairments of goodwill and intangible assets of the eDiscovery business unit. The Unify and AXS-One business units were not at risk of failing step one of the impairment test.

Recently Issued Accounting Standards

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance became effective for Daegis beginning May 1, 2012. The Company has elected to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. This guidance does not a have a material effect on the Company’s consolidated financial statements.

2. Stock Compensation Information

Share-based compensation expense includes the estimated fair value for share-based awards. Share-based compensation expenses are recognized over the vesting period of the awards, net of estimated forfeitures. For the three months ended July 31, 2012 and 2011, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Direct costs of revenue	$10	$18
Product development	25	39
Selling, general and administrative	141	171
Total equity-based compensation	$176	$228

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of July 31, 2012. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2013	$477
2014	428
2015	233
2016	72
Total	$1,210

The cost above is expected to be recognized over a weighted-average period of 1.24 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for three months ended July 31, 2012 and 2011, were as follows:

	Three Months Ended
	July 31,
	2012	2011
Expected term (in years)	4.0	4.0
Risk-free interest rate	0.5%	1.1%
Volatility	77%	89%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the year	$1.09	$2.42

The Company bases its expected term assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company did not pay cash dividends in fiscal 2012 or year to date in fiscal 2013, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The Company uses a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for the three months ending July 31, 2012 and 2011 is 20%. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

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

A summary of the Company’s stock option activity for the three months ended July 31, 2012 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2012	2,632,115	$3.18	7.24	$4,449
Granted	329,500	1.34
Exercised	-	-
Cancelled/expired	(243,531)	2.70
Outstanding at July 31, 2012	2,718,084	3.00	7.43	$-

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

A summary of the Company’s nonvested stock option activity for the period ended July 31, 2012 is as follows:

		Weighted-
		average
		grant date
	Shares	fair value
Nonvested at April 30, 2012	1,005,036	$1.61
Granted	329,500	1.09
Vested	(133,159)	1.61
Cancelled/expired	(114,176)	1.47
Nonvested at July 31, 2012	1,087,201	1.65

The total intrinsic value of awards exercised during the quarters ended July 31, 2012 and 2011 was $0 and $25,000, respectively. The total fair value of awards vested during the quarters ended July 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively. The total fair value of awards granted during the quarters ended July 31, 2012 and 2011 was $0.4 million and $1.0 million, respectively.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at July 31, 2012 consisted of prepaid expenses of $0.7 million and other current assets of $0.7 million. Prepaid expenses and other current assets at April 30, 2012 consisted of prepaid expenses of $1.1 million and other current assets of $0.7 million.

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2012 and April 30, 2012 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
July 31, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,213)	3,023	7 years
Technology-based	2,638	(1,488)	1,150	5 years
Trademarks	4,600	(468)	4,132	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(5,269)	$20,011

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,043)	3,193	7 years
Technology-based	2,638	(1,410)	1,228	5 years
Trademarks	4,600	(331)	4,269	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(4,884)	$20,396

Acquired finite-lived intangibles are generally amortized on a straight-line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended July 31, 2012 and 2011 was $0.4 million and $0.6 million, respectively. The estimated future amortization expense related to intangible assets as of July 31, 2012 is as follows (in thousands):

Fiscal Year Ending April 30	Amount
Remainder of 2013	$1,153
2014	1,538
2015	1,512
2016	1,096
2017	814
Thereafter	2,192
Total	$8,305

There was no activity in the Company's goodwill account during the three months ended July 31, 2012 and 2011.

Goodwill at July 31, 2012, represents the excess of purchase prices over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

The Company believes these primary factors support the amount of goodwill recorded as a result of the purchase price for companies it has acquired. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No indicators of potential impairment existed at July, 31 2012.

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. If the Company determines it is not more likely than not that the fair value of a business unit is less than its carrying amount, then the first step is performed. In the first step, the fair value of the Company is compared to its carrying value. The Company determined that the asset group to be tested for recoverability is at the business unit level as it is the lowest level at which cash flows are identifiable. The seconds step is to determine the implied fair values of the business units’ goodwill, and to compare them to the carrying values of the business units’ goodwill. This second step includes valuing all of the tangible and intangible assets and liabilities of the business units as if they had been acquired in a business combination to determine the implied fair values of goodwill. The business units that contain the goodwill and intangible assets are Unify, Daegis, and AXS-One.

5. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of July 31, 2012, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.50% (6.50% as of July 31, 2012) and has a maturity date of June 30, 2015. As of July 31, 2012, there was $5.5 million outstanding on the revolver.

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of July 31, 2012 (in thousands):

	Fair value	Fair value measurement using
	July 31, 2012	Level 1	Level 2	Level 3
Common stock warrant liability	$109	$-	$-	$109

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended July 31, 2012:

(in thousands)	Common stock warrants
Balance at April 30, 2012	$569
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	(460)
Balance at July 31, 2012	$109

7. Long-Term Debt

The Company’s long-term debt consists of the following at July 31, 2012 and April 30, 2012 (in thousands):

	July 31,	April 30,
	2012	2012
Term Note A payable to Wells Fargo Capital Finance, LLC, which was entered into in conjunction with the acquisition of Daegis. Interest is incurred at the prevailing
LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at July 31,
2012), payable monthly. Principal is payable over four years with principal payments of $300 quarterly (beginning November 2011) plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial
covenants and the Company is in compliance with such covenants at July 31, 2012.	$9,400	$11,100

Term Note B payable to Wells Fargo Capital Finance, LLC, which was entered in conjunction with the acquisition of Daegis. Interest is incurred at the prevailing
LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at July
31, 2012) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	4,000

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing
LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at July 31,
2012), payable June 30, 2015.	5,500	5,500

Capital leases, payable in monthly installments through July 2015.	553	651
	19,453	21,251
Less current portion	(2,002)	(2,945)
Total long term debt, net	$17,451	$18,306

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at July 31, 2012.

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

A summary of future payments on long-term debt obligations as of July 31, 2012 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2013	$1,647
2014	1,348
2015	1,326
2016	15,132
$19,453

The summary of future payments on long-term debt obligations does not account for the annual payments based on the Company’s free cash flow under Term Note A as noted above. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above.

8. Other Long-Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Daegis. Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. See the schedule below for details of balances at July 31, 2012 and April 30, 2012 (in thousands).

	July 31,	April 30,
	2012	2012
Deferred rent related to :
Roseville office	$62	$83
New York office	120	128
San Francisco office	76	74

Unfavorable lease terms related to:
New Jersey office	274	294
New York office	178	194

Other:
Severance for French employees	123	123
Long term deferred support revenue	246	252
	$1,079	$1,148

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

Changes in the Company’s deferred maintenance revenue were as follows (in thousands):

	Three Months Ended
	July 31,
	2012	2011
Deferred maintenance revenue beginning balance	$8,302	$8,420
Deferred maintenance revenue recognized during period	(3,683)	(3,867)
Deferred maintenance revenue of new maintenance contracts	2,534	2,814
Deferred maintenance revenue ending balance	$7,153	$7,367

Of the deferred maintenance revenue at July 31, 2012 and April 30, 2012, $0.2 million and $0.3 million, respectively, is long-term and is included in other long-term liabilities in the consolidated balance sheet.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2012 and April 30, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the three months ended July 31, 2012 and 2011.

11. Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During the three months ended July 31, 2012, the Company paid $66,000 in preferred stock dividends ($0.04 per preferred share). As of July 31, 2012, the Company had accrued $35,000 of dividends payable on preferred stock included in other accrued liabilities.

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) less dividends payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended July 31, 2011, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months Ended
	July 31,
	2012	2011
Net income (loss)	$157	$(1,778)
Dividends paid and payable on preferred stock	(101)	(34)
Net income (loss) available to common stockholders	$56	$(1,812)

Weighted-average shares of common stock outstanding, basic	14,718	14,601
Effect of dilutive securities	-	-
Weighted-average shares of common stock outstanding, diluted	14,718	14,601

Income (loss) per share of common stock:
Basic	$0.00	$(0.12)
Diluted	$0.00	$(0.12)

The dilutive securities above represent only those stock options, warrants, convertible debt, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options of 2,718,084 and common stock warrants of 1,344,986 for the three months ended July 31, 2012. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,787,768 and common stock warrants of 1,344,986 for the three months ended July 31, 2011. Potentially dilutive securities that are not included in the diluted net income (loss) calculation because they would be antidilutive are 1,666,667 shares of convertible preferred stock for the three months ended July 31, 2012 and 2011.

13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2012, we determined that we have two reportable segments: (i) eDiscovery and (ii) database, archive, and migration. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table.

For the first quarter of fiscal 2013 and 2012, total revenue from the United States was $6.8 million and $8.5 million, respectively. Total revenue from all other countries in the first quarter of fiscal 2013 and 2012 was $2.8 million and $3.0 million, respectively. Total long-lived assets as of July 31, 2012 and April 30, 2012, for the United States, were $23.7 million and $24.3 million, respectively. Total long-lived assets in all other countries were $4,000 as of July 31, 2012 and $5,000 as of April 30, 2012.

	Three Months Ended
(in thousands)	July 31,
	2012	2011
Total revenues:
eDiscovery	$4,073	$6,026
Database, archive, and migration	5,565	5,488
Total revenues	$9,638	$11,514

Operating expenses:
eDiscovery	$5,107	$4,982
Database, archive, and migration	3,553	3,643
Unallocated corporate expenses	694	2,044
Total operating expenses	$9,354	$10,669

Income (loss) from operations:
eDiscovery	$(1,034)	$1,044
Database, archive, and migration	2,012	1,845
Unallocated corporate expenses	(694)	(2,044)
Total income (loss) from operations	$284	$845

	July 31,	April 30,
	2012	2012
Total assets:
eDiscovery	$27,926	$29,657
Database, archive, and migration	10,297	12,212
Total assets	$38,223	$41,869

Included in unallocated corporate expenses for the three months ended July 31, 2012 is a contra expense of $1.0 million related to the sale of an intangible trade name.

DAEGIS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software and eDiscovery industries and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to the anticipated impacts of acquisitions, statements made on goodwill, intangible assets, and impairment, statements about the ability to utilize deferred tax assets, and statements about other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under “Volatility of Stock Price and General Risk Factors Affecting Quarterly Results” and in the Company’s Annual Report on Form 10-K under “Business – Risk Factors.” Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, as filed with the SEC.

Overview

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. The Company sells its solutions through two segments. The segments are the eDiscovery segment and the database, archive, and migration segment.

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

Revenue Recognition

The Company generates revenue from software license sales and related services, including maintenance and support, hosting, and consulting and implementation services. The Company licenses its products to end-user customers, including corporate legal and IT departments, law firms, ISVs, international distributors and VARs. The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. The Company exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

The Company’s customer contracts may include multi-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on VSOE of fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license) regardless of any separate prices stated within the contract using the residual method as the VSOE of fair value of all undelivered elements is determinable.

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

Taxes collected from customers and remitted to the government are presented on a gross basis on the consolidated balance sheet. At July 31, 2012 and April 30, 2012 the Company had $8,000 and $48,000, respectively, of sales taxes payable.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. As a result of the most recent impairment test, the Company recorded $15.0 million in the fourth quarter of fiscal 2012 for the impairments of goodwill and intangible assets of the eDiscovery business unit. The Unify and AXS-One business units were not at risk of failing step one of the impairment test.

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

Fair Value of Common Stock Warrant Liability

The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Gain from change in fair value of common stock warrant liability.”

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 31,
	2012	2011
Revenues:
eDiscovery	42.3%	52.3%
Database, archive, and migration	57.7	47.7
Total revenues	100.0	100.0
Operating expenses:
Direct costs of eDiscovery revenue	22.4	20.8
Direct costs of database, archive, and migration revenue	13.3	11.7
Product development	19.5	17.2
Selling, general and administrative	52.2	43.0
Sale of intangible trade name	(10.3)	-
Total operating expenses	97.1	92.7
Income from operations	2.9	7.3
Other income (expense):
Loss on extinguishment of debt	-	(18.8)
Gain from change in fair value of common stock warrant liability	4.8	3.9
Interest expense	(4.6)	(7.8)
Other, net	(1.0)	0.4
Total other income (expenses)	(0.8)	(22.3)
Income (loss) before income taxes	2.1	(15.0)
Provision for income taxes	0.5	0.4
Net income (loss)	1.6	(15.4)

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

Total revenues in the first quarter of fiscal 2013 were $9.6 million, a decrease of $1.9 million from the first quarter of fiscal 2012. This represents a decrease of 16% from the first quarter of fiscal 2012 revenues of $11.5 million. Total eDiscovery revenues in the first quarter of fiscal 2013 were $4.1 million, a decrease of $1.9 million from the first quarter of fiscal 2012. This represents a decrease of 32% over the first quarter of fiscal 2012 revenues of $6.0 million. The decrease in eDiscovery revenue for the first quarter of fiscal 2013 is primarily related to customers having fewer large legal matters in process in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Total database, archive, and migration revenues in the first quarter of fiscal 2013 were $5.6 million, an increase of $0.1 million from the first quarter of 2012. This represents an increase of 1% from the first quarter of fiscal 2012 revenues of $5.5 million.

For the first quarter of fiscal 2013 and 2012, total revenues from the United States were 71% and 74% of total revenues, respectively. Total revenue from the United States in absolute dollars was $6.8 million for the first quarter of fiscal 2013 and $8.5 million for the first quarter of fiscal 2012. Total revenue from all other countries was $2.8 million in the first quarter of fiscal 2013 and $3.0 million for the first quarter of fiscal 2012. On a percentage basis, revenue from other countries was 29% for the first quarter of fiscal 2013 and 26% for the first quarter of fiscal 2012.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party assistance that were directly related to the generation of eDiscovery revenue. Direct costs of eDiscovery revenue were $2.2 million and $2.4 million for the first quarter of fiscal 2013 and fiscal 2012, respectively.

Direct Costs of Database, Archive, and Migration Revenue. Direct costs of database, archive, and migration revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migration revenue. Direct costs of database, archive, and migrations revenue were $1.3 million for both the first quarter of fiscal 2013 and fiscal 2012.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the first quarter of fiscal 2013 were $1.9 million compared to $2.0 million in the same period of fiscal 2012.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $5.0 million in the first quarter of fiscal 2013 and $4.9 million for the first quarter of fiscal 2012. The increase is primarily due to $0.4 million of severance related expenses in the first quarter of fiscal 2013 that did not exist in the first quarter of fiscal 2012. This is partially offset by a decrease in the amortization of intangible assets of $0.2 million. The major components of SG&A for the first quarter of fiscal 2013 were sales expenses of $2.1 million, marketing expenses of $0.4 million and general and administrative expenses of $2.5 million. For the first quarter of fiscal 2012, the major components of SG&A were sales expenses of $1.9 million, marketing expenses of $0.6 million and general and administrative expenses of $2.4 million. As a percentage of total revenue, SG&A expenses were 52% in the first quarter of fiscal 2013 and 43% in the first quarter of fiscal 2012.

Sale of Intangible Trade Name. The sale of intangible trade name is due to the sale of a trade name for $1.0 million that occurred in the first quarter of fiscal 2013.

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

Gain from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended July 31, 2012 resulted in a gain of $0.5 million. The change in fair value of common stock warrant liability for the three months ended July 31, 2011 resulted in a gain of $0.4 million. The gains are due primarily to a decrease in the Company’s common stock share price during the period.

Interest Expense. Interest expense is primarily the result of interest from outstanding debt. Interest expense for the first quarter of fiscal 2013 and 2012 was $0.4 million and $0.9 million, respectively. The decrease in the interest expense for the three months ended July 31, 2012 is due primarily to the lower interest rates on debt that resulted from our refinancing that occurred in the first quarter of fiscal 2012.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate losses for the first quarter of fiscal 2013 were $95,000. Foreign exchange rate gains for the first quarter of 2012 were $46,000. Other income for the first quarter of fiscal 2013 and 2012 was $2,000 and $3,000, respectively.

Provision for Income Taxes. For the first quarter of fiscal 2013, the Company recorded $52,000 in federal, state, and foreign income tax expense. For the first quarter of fiscal 2012, the Company recorded $51,000 in federal, state, and foreign income tax expense.

Liquidity and Capital Resources

At July 31, 2012, the Company had cash and cash equivalents of $4.3 million, compared to $4.8 million at April 30, 2012. The Company had net accounts receivable of $8.8 million as of July 31, 2012, and $11.0 million as of April 30, 2012.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $300,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at July 31, 2012). Term Note B is a four year note for $4.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at July 31, 2012). As of July 31, 2012 there is $13.4 million outstanding on the term notes of which $1.7 million is current. Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at July 31, 2012). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of July 31, 2012, the Company was eligible to borrow the entire amount of $8.0 million. As of July 31, 2012 there is $5.5 million borrowed on the revolving line of credit, none of which is current.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at July 31, 2012.

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

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During the three months ended July 31, 2012, the Company paid $66,000 in preferred stock dividends. As of July 31, 2012, the Company had accrued $35,000 of dividends payable on preferred stock.

Except for the Wells Fargo Credit Agreement, as of July 31, 2012 the Company had no other notes payable outstanding.

As of July 31, 2012, the Company has $0.6 million in capital leases payable, $0.3 million of which is current.

Operating Cash Flows. For the first three months of fiscal year 2013 cash provided by operations was $0.6 million. Cash flows provided by operations for the first three months of fiscal 2013 principally resulted from net income of $0.2 million, a decrease in accounts receivable of $2.1 million, a decrease in prepaid expenses and other current assets of $0.4 million, and increase in account payables of $0.1 million, amortization of intangible assets of $0.4 million, depreciation of $0.3 million, and stock based compensation expense of $0.2 million. Offsetting these amounts was a decrease in accrued compensation and related expenses of $0.5 million, a decrease in other accrued liabilities of $0.1 million, a decrease in deferred revenue of $1.1 million, a sale of an intangible trade name of $1.0 million, and a gain from change in fair value of common stock warrant liability of $0.5 million.

For the first three months of fiscal year 2012 cash provided by operations was $1.0 million. Cash flows provided by operations for the first three months of fiscal 2012 principally resulted from a decrease in accounts receivable of $2.4 million, a decrease in other assets of $0.1 million, amortization of intangible assets of $0.6 million, depreciation of $0.2 million, loss on extinguishment of debt of $2.2 million, interest added to long term debt principal of $0.1 million, and stock based compensation expense of $0.2 million. Offsetting these amounts was a net loss of $1.8 million, an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable of $0.1 million, a decrease in accrued compensation and related expenses of $0.7 million, a decrease in other accrued liabilities of $0.7 million, a decrease in deferred revenue of $0.8 million, a decrease in other long term liabilities of $0.1 million, and a gain from change in fair value of common stock warrant liability of $0.4 million.

Investing Cash Flows. Net cash provided by investing activities was $1.0 million for the first three months of fiscal 2013 and was the result of proceeds from the sale of an intangible trade name of $1.0 million. This was partially offset by cash used for the purchase of property and equipment of $32,000. Cash flow used in investing activities was $0.3 million for the first three months of fiscal 2012 and was the result of cash used for the purchase of property and equipment.

Financing Cash Flows. Net cash used in financing activities for the first three months of fiscal 2013 was $1.9 million. Cash used in financing activities was the result of $1.7 million of principal payments on debt obligations, $0.1 million of principal payments on capital leases, and $0.1 million of payments of preferred stock dividends. Net cash used in financing activities for the first three months of fiscal 2012 was $1.5 million. Cash from financing activities was the result of borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.1 million, and proceeds from the issuance of preferred stock of $4.0 million. Offsetting this amount was $24.1 million of principal payments under debt obligations, $0.1 million of principal payments on capital leases, $3.0 million of payments on the revolving line of credit, $0.6 million of loan cost payments, and $0.4 million prepayment penalty on the extinguishment of debt.

A summary of certain contractual obligations as July 31, 2012 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$18,900	$1,700	$17,200	$-	$-
Estimated interest expense	3,806	1,386	2,420	-	-
Other liabilities	123	-	-	-	123
Capital lease obligations	553	302	251	-	-
Operating leases	5,161	1,550	2,313	1,298	-
Total contractual cash obligations	$28,543	$4,938	$22,184	$1,298	$123

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents, and its long term debt, which contains notes with variable interest rates. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $4.3 million as of July 31, 2012. The Company had no short-term investments at July 31, 2012.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at July 31, 2012 is approximately 1.06%. Should the LIBOR interest rate increase above 1.50% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of July 31, 2012, there was $13.4 million outstanding on the term notes and $5.5 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At July 31, 2012 the Company had cash held in foreign currencies of $0.6 million in Euros, $0.1 million in Canadian dollars, $0.2 million in pounds sterling, and $0.2 million in Australian dollars. At July 31, 2012 the Company had accounts receivable in foreign currencies of $1.2 million in Euros, $0.1 million in pounds sterling, $0.2 million in Australian dollars, $16,000 in Canadian dollars, $0.1 million in Japanese yen, $14,000 in Polish zloty, and $9,000 in Malaysian ringgit. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to the United States. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2012, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012. Other than the risk factor below, there have been no material changes in our risks from such description.

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

Due to the foregoing factors, quarterly revenues and operating results may vary on a quarterly basis. Revenues and quarterly results may vary because software technology is rapidly evolving, and our sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and vary substantially from customer to customer. With the exception of our migration services, we normally deliver products within a short time of receiving an order and therefore we typically do not have a backlog of orders. As a result, to achieve our quarterly revenue objectives, we are dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a fiscal quarter, we generally recognize a substantial portion of our software license revenues at the end of a quarter. Our expense levels largely reflect our expectations for future revenue and are therefore somewhat fixed in the short term. Our migration services typically span multiple quarters, which results in a backlog of orders at the end of each of our fiscal periods. As we frequently work with governmental agencies, which are subject to changing budgets and resource availability, the timing and completion of migration services are difficult to predict and the recognition of the related revenue is difficult to forecast.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

DAEGIS INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2012	Daegis Inc.
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)