Form 10-Q
period 2012-10-31
DAEGIS INC.
filed 2012-12-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

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

Registrant’s telephone number, including area code: (916) 865-3300

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,717,777 shares of common stock, $0.001 par value, as of October 31, 2012.

DAEGIS INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,037	$4,752
Accounts receivable, net of allowances of $259 at October 31, 2012, and $345 at
April 30, 2012	8,956	10,968
Prepaid expenses and other current assets	1,327	1,805
Total current assets	14,320	17,525

Property and equipment, net of accumulated depreciation of $5,393 at October 31,
2012 and $4,837 at April 30, 2012	2,438	2,827
Goodwill	11,706	11,706
Intangibles, net	7,921	8,690
Other assets	1,010	1,121
Total assets	$37,395	$41,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$398	$450
Current portion of long term debt	1,190	2,945
Accrued compensation and related expenses	2,032	2,465
Common stock warrant liability	298	569
Other accrued liabilities	999	819
Deferred revenue	6,602	8,412
Total current liabilities	11,519	15,660

Long term debt, net of current portion	17,364	18,306
Deferred tax liabilities, net	841	734
Other long term liabilities	1,165	1,148
Total liabilities	30,889	35,848

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	2	2
Common stock	15	15
Additional paid-in capital	99,989	99,860
Accumulated other comprehensive income	289	341
Accumulated deficit	(93,789)	(94,197)
Total stockholders’ equity	6,506	6,021
Total liabilities and stockholders’ equity	$37,395	$41,869

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues:
eDiscovery	$4,043	$5,529	$8,116	$11,555
Database, archive, and migration	6,302	5,546	11,867	11,034
Total revenues	10,345	11,075	19,983	22,589
Operating expenses:
Direct costs of eDiscovery revenue	2,222	2,234	4,377	4,632
Direct costs of database, archive, and migration revenue	1,273	1,352	2,555	2,700
Product development	1,802	1,863	3,686	3,838
Selling, general and administrative	4,146	4,428	9,179	9,376
Sale of intangible trade name	-	-	(1,000)	-
Total operating expenses	9,443	9,877	18,797	20,546
Income from operations	902	1,198	1,186	2,043
Other income (expenses)
Loss on extinguishment of debt	-	-	-	(2,166)
Gain (loss) from change in fair value of common stock warrant
liability	(188)	158	271	602
Interest expense	(400)	(469)	(842)	(1,369)
Other, net	(16)	(24)	(108)	26
Total other income (expenses)	(604)	(335)	(679)	(2,907)
Income (loss) before income taxes	298	863	507	(864)
Provision for income taxes	46	68	98	119
Net income (loss)	$252	$795	$409	$(983)

Income (loss) per share:
Basic	$0.01	$0.05	$0.01	$(0.08)
Diluted	$0.01	$0.05	$0.01	$(0.08)

Weighted-average shares used in computing income (loss) per share:
Basic	14,718	14,657	14,718	14,629
Diluted	14,729	14,809	14,723	14,629

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net income (loss)	$252	$795	$409	$(983)
Other comprehensive income (loss):
Foreign currency translation adjustments	38	(9)	(52)	(18)
Comprehensive income (loss)	$290	$786	$357	$(1,001)

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$409	$(983)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	555	509
Amortization of intangible assets	769	1,123
Sale of intangible trade name	(1,000)	-
Loss on extinguishment of debt	-	2,166
Amortization of discount on notes payable	-	43
Interest added to long term debt principal	-	80
Stock based compensation expense	330	473
Gain from change in fair value of common stock warrant liability	(271)	(602)
Changes in operating assets and liabilities:
Accounts receivable	2,011	4,356
Prepaid expenses and other current assets	478	(210)
Other assets	112	114
Accounts payable	(52)	(693)
Accrued compensation and related expenses	(433)	(883)
Other accrued liabilities	44	(820)
Deferred revenue	(1,674)	(1,365)
Other long term liabilities	(12)	(237)
Net cash provided by operating activities	1,266	3,071
Cash flows from investing activities:
Proceeds from sale of intangible trade name	1,000	-
Purchases of property and equipment	(166)	(608)
Net cash provided by (used in) investing activities	834	(608)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	148
Proceeds from issuance of preferred stock, net of issuance costs	-	3,966
Payment of preferred stock dividends	(66)	-
Prepayment penalty on extinguishment of debt	-	(368)
Payments of loan costs	-	(565)
Payments on revolving line of credit	-	(2,950)
Borrowings on revolving line of credit	-	6,500
Borrowings on term loan	-	16,000
Principal payments under debt obligations	(2,500)	(24,089)
Principal payments on capital leases	(197)	(167)
Net cash used in financing activities	(2,763)	(1,525)
Effect of exchange rate changes on cash and cash equivalents	(52)	(42)
Net increase (decrease) in cash and cash equivalents	(715)	896
Cash and cash equivalents, beginning of year	4,752	4,577
Cash and cash equivalents, end of year	$4,037	$5,473

Supplemental cash flow information:
Cash paid for interest	$758	$984
Cash paid for income taxes	$172	$64
Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$136	$135
Property and equipment acquired through capital leases	$-	$493

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012

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

During the second quarter of fiscal 2013, an adjustment was made to the diluted earnings per share of common stock amount and the weighted-average number of diluted common stock outstanding that was previously reported for the second quarter of fiscal year 2012. The adjustment was immaterial and had no effect on net income.

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

The Company’s customer contracts may include multiple-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (“VSOE”) of fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. The Company then allocates the remaining balance to the delivered element (a software license), regardless of any separate prices stated within the contract, using the residual method as the VSOE of fair value of all undelivered elements is determinable.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when the VSOE of fair value of undelivered elements is known, uncertainties regarding customer acceptance have been resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Taxes collected from customers and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statement of operations. At October 31, 2012 and April 30, 2012 the Company had $43,000 and $48,000 of sales taxes payable.

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

Recently Issued Accounting Standards

The FASB did not issue any authoritative guidance during the three months ended October 31, 2012 that would have a material effect on the Company’s consolidated financial statements. Additionally, there is no previously issued authoritative guidance that has not been adopted at October 31, 2012 that would have a material effect on the Company’s consolidated financial statements.

2. Stock Compensation Information

Share-based compensation expense includes the estimated fair value for share-based awards. Share-based compensation expenses are recognized over the vesting period of the awards, net of estimated forfeitures. For the three and six months ended October 31, 2012 and 2011, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Direct costs of revenue	$8	$19	$18	$37
Product development	23	40	48	79
Selling, general and administrative	123	187	264	357
Total equity-based compensation	$154	$246	$330	$473

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of October 31, 2012. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2013	$285
2014	371
2015	211
2016	74
2017	2
Total	$943

The cost above is expected to be recognized over a weighted-average period of 1.19 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for six months ended October 31, 2012 and 2011, were as follows:

	Six Months Ended
	October 31,
	2012	2011
Expected term (in years)	4.0	4.0
Risk-free interest rate	0.5%	0.8%
Volatility	80%	89%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the year	$1.02	$2.39

The Company bases its expected term assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company did not pay common stock cash dividends in fiscal 2012 or year to date in fiscal 2013, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The Company uses a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for the six months ending October 31, 2012 and 2011 is 20%. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

A summary of the Company’s stock option activity for the six months ended October 31, 2012 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2012	2,632,115	$3.18	7.24	$4,449
Granted	384,500	1.27
Exercised	-	-
Cancelled/expired	(421,468)	2.70
Outstanding at October 31, 2012	2,595,147	$2.97	7.19	$32,377

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

A summary of the Company’s nonvested stock option activity for the period ended October 31, 2012 is as follows:

		Weighted-
		average
		grant date
	Shares	fair value
Nonvested at April 30, 2012	1,005,036	$1.61
Granted	384,500	1.02
Vested	(250,605)	1.59
Cancelled/expired	(233,743)	1.51
Nonvested at October 31, 2012	905,188	1.34

The total intrinsic value of awards exercised during the six months ended October 31, 2012 and 2011 was $0 and $26,614, respectively. The total fair value of awards vested during the six months ended October 31, 2012 and 2011 was $0.4 million and $0.6 million, respectively. The total fair value of awards granted during the six months ended October 31, 2012 and 2011 was $0.4 million and $1.0 million, respectively.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at October 31, 2012 consisted of prepaid expenses of $0.6 million and other current assets of $0.7 million. Prepaid expenses and other current assets at April 30, 2012 consisted of prepaid expenses of $1.1 million and other current assets of $0.7 million.

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2012 and April 30, 2012 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
October 31, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,383)	2,853	7 years
Technology-based	2,638	(1,566)	1,072	5 years
Trademarks	4,600	(604)	3,996	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(5,653)	$19,627

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,043)	3,193	7 years
Technology-based	2,638	(1,410)	1,228	5 years
Trademarks	4,600	(331)	4,269	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(4,884)	$20,396

Acquired finite-lived intangibles are generally amortized on a straight-line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended October 31, 2012 and 2011 was $0.4 million and $0.6 million, respectively. Intangible assets amortization expense for the six months ended October 31, 2012 and 2011 was $0.8 million and $1.1 million, respectively. The estimated future amortization expense related to intangible assets as of October 31, 2012 is as follows (in thousands):

Fiscal Year Ending April 30	Amount
Remainder of 2013	$769
2014	1,538
2015	1,512
2016	1,096
2017	814
Thereafter	2,192
Total	$7,921

There was no activity in the Company's goodwill account during the three and six months ended October 31, 2012 and 2011.

Goodwill at October 31, 2012, represents the excess of purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

The Company believes these primary factors support the amount of goodwill recorded as a result of the purchase price for companies it has acquired. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No indicators of potential impairment existed at October 31, 2012.

Pursuant to the accounting guidance for goodwill and other intangible assets, the Company performs a qualitative assessment to test a business unit’s goodwill for impairment. Based on our qualitative assessment, if the Company determines it is not more likely than not that the fair value of a business unit is less than its carrying amount, the two step impairment test will be performed. In the first step, the fair value of the Company is compared to its carrying value. The Company determined that the asset group to be tested for recoverability is at the business unit level as it is the lowest level at which cash flows are identifiable. The seconds step is to determine the implied fair values of the business units’ goodwill, and to compare them to the carrying values of the business units’ goodwill. This second step includes valuing all of the tangible and intangible assets and liabilities of the business units as if they had been acquired in a business combination to determine the implied fair values of goodwill. The business units that contain the goodwill and intangible assets are Database, eDiscovery, and Archive.

5. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of October 31, 2012, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.50% (6.50% as of October 31, 2012) and has a maturity date of June 30, 2015. As of October 31, 2012, there was $5.5 million outstanding on the revolver.

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 (in thousands):

	Fair value	Fair value measurement using
	October 31, 2012	Level 1	Level 2	Level 3
Common stock warrant liability	$298	$-	$-	$298

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended October 31, 2012:

(in thousands)	Common stock warrants
Balance at April 30, 2012	$569
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	(271)
Balance at October 31, 2012	$298

7. Long-Term Debt

The Company’s long-term debt consists of the following at October 31, 2012 and April 30, 2012 (in thousands):

	October 31,	April 30,
	2012	2012
Term Note A payable to Wells Fargo Capital Finance, LLC. Interest is incurred at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at October 31, 2012), payable monthly. Principal is payable over four years with principal payments of $239 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. As a result of prior free cash flow payments, the quarterly principal payment was decreased from $300 to $239. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at October 31, 2012.	$8,600	$11,100

Term Note B payable to Wells Fargo Capital Finance, LLC. Interest is incurred at the prevailing LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at October 31, 2012) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	4,000

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at October 31, 2012), payable June 30, 2015.	5,500	5,500

Capital leases, payable in monthly installments through July 2015.	454	651
	18,554	21,251
Less current portion	(1,190)	(2,945)
Total long term debt, net	$17,364	$18,306

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2012.

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

A summary of future principal payments on long-term debt obligations as of October 31, 2012 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2013	$626
2014	1,104
2015	1,081
2016	15,743
$18,554

The summary of future principal payments on long-term debt obligations does not account for the annual payments based on the Company’s free cash flow under Term Note A as noted above. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above.

8. Other Long-Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Daegis. Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. See the schedule below for details of balances at October 31, 2012 and April 30, 2012 (in thousands).

	October 31,	April 30,
	2012	2012
Deferred rent related to :
Roseville office	$42	$83
New York office	117	128
San Francisco office	79	74
Unfavorable lease terms related to:
New Jersey office	254	294
New York office	162	194
Other:
Severance for French employees	123	123
Long term deferred support revenue	388	252
	$1,165	$1,148

9. Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renew those contracts, at the customers’ option, generally on an annual basis thereafter. These maintenance contracts are priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Deferred maintenance revenue beginning balance	$7,153	$7,367	$8,302	$8,420
Deferred maintenance revenue recognized during
period	(4,346)	(3,903)	(8,028)	(7,770)
Deferred maintenance revenue of new maintenance
contracts	3,795	3,338	6,328	6,152
Deferred maintenance revenue ending balance	$6,602	$6,802	$6,602	$6,802

Of the deferred maintenance revenue at October 31, 2012 and April 30, 2012, $0.4 million and $0.3 million, respectively, is long-term and is included in other long-term liabilities in the consolidated balance sheet.

10. Income Taxes

For the second quarter of fiscal 2013, the Company recorded $46,000 in federal, state, and foreign income tax expense. For the second quarter of fiscal 2012, the Company recorded $68,000 in federal, state, and foreign income tax expense. For the six months ended October 31, 2012 the Company recorded $98,000 in federal, state, and foreign income tax expense. For the six months ended October 31, 2011 the Company recorded $119,000 in federal, state, and foreign income tax expense.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2012 and April 30, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the six months ended October 31, 2012 and 2011.

11. Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During the six months ended October 31, 2012, the Company paid $66,000 in preferred stock dividends ($0.04 per preferred share). As of October 31, 2012, the Company had accrued $136,000 of dividends payable on preferred stock included in other accrued liabilities.

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) less dividends payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the six months ended October 31, 2011, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net income (loss)	$252	$795	$409	$(983)
Dividends paid and payable on preferred stock	(101)	(101)	(202)	(135)
Net income (loss) available to common stockholders	$151	$694	$207	$(1,118)

Weighted-average shares of common stock outstanding, basic	14,718	14,657	14,718	14,629
Effect of dilutive securities	11	152	5	-
Weighted-average shares of common stock outstanding, diluted	14,729	14,809	14,723	14,629

Income (loss) per share of common stock:
Basic	$0.01	$0.05	$0.01	$(0.08)
Diluted	$0.01	$0.05	$0.01	$(0.08)

The dilutive securities above represent only those stock options, warrants, convertible debt, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options aggregating a weighted average of 2,629,497 shares and common stock warrants of 909,042 for the three months ended October 31, 2012. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options aggregating a weighted average of 2,223,869 shares and common stock warrants of 909,042 for the three months ended October 31, 2011. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options aggregating a weighted average of 2,724,519 shares and common stock warrants of 909,042 for the six months ended October 31, 2012. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options aggregating a weighted average of 2,783,065 shares and common stock warrants of 1,344,986 for the six months ended October 31, 2011. Potentially dilutive securities that are not included in the diluted net income (loss) calculation because they would be antidilutive include 1,666,667 shares of convertible preferred stock for the three and six months ended October 31, 2012 and 2011.

13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2012, we determined that we have two reportable segments: (i) eDiscovery and (ii) database, archive, and migration. The accounting policies of the segments are the same as those described Note 1 of Part III, Item 15 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2012. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table.

For the second quarter of fiscal 2013 and 2012, total revenue from the United States was $6.7 million and $8.2 million, respectively. Total revenue from all other countries in the second quarter of fiscal 2013 and 2012 was $3.6 million and $2.9 million, respectively. For the six months ended October 31, 2012 and 2011, total revenue from the United States was $13.6 million and $16.6 million, respectively. Total revenue from all other countries for the six months ended October 31, 2012 and 2011 was $6.4 million and $6.0 million, respectively. Total long-lived assets as of October 31, 2012 and April 30, 2012, for the United States, were $23.1 million and $24.3 million, respectively. Total long-lived assets in all other countries were $3,000 as of October 31, 2012 and $5,000 as of April 30, 2012.

	Three Months Ended		Six Months Ended
(in thousands)	October 31,		October 31,
	2012	2011	2012	2011
Total revenues:
eDiscovery	$4,043	$5,529	$8,116	$11,555
Database, archive, and migration	6,302	5,546	11,867	11,034
Total revenues	$10,345	$11,075	$19,983	$22,589

Operating expenses:
eDiscovery	$4,326	$4,933	$9,433	$9,915
Database, archive, and migration	3,577	3,597	7,130	7,240
Unallocated corporate expenses	1,540	1,347	2,234	3,391
Total operating expenses	$9,443	$9,877	$18,797	$20,546

Income (loss) from operations:
eDiscovery	$(283)	$596	$(1,317)	$1,640
Database, archive, and migration	2,725	1,949	4,737	3,794
Unallocated corporate expenses	(1,540)	(1,347)	(2,234)	(3,391)
Total income (loss) from operations	$902	$1,198	$1,186	$2,043

	October 31,	April 30,
	2012	2012
Total assets:
eDiscovery	$27,093	$29,657
Database, archive, and migration	10,302	12,212
Total assets	$37,395	$41,869

Included in unallocated corporate expenses for the six months ended October 31, 2012 is a contra expense of $1.0 million related to the sale of an intangible trade name.

DAEGIS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software and eDiscovery industries and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to the anticipated impacts of acquisitions, statements made on goodwill, intangible assets, and impairment, statements about the ability to utilize deferred tax assets, and statements about other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K under “Business – Risk Factors” and in the Company’s other filings with the SEC. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue Recognition
  Goodwill and Intangible Assets
  Deferred Tax Asset Valuation Allowance
  Account Receivable and Allowances for Doubtful Accounts
  Accounting for Stock-based Compensation
  Fair Value of Common Stock Warrant Liability

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Finance and Audit Committee of the Board of Directors.

During the second quarter of fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues:
eDiscovery	39.1%	49.9%	40.6%	51.2%
Database, archive, and migration	60.9	50.1	59.4	48.8
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Direct costs of eDiscovery revenue	21.5	20.2	21.9	20.5
Direct costs of database, archive, and migration revenue	12.3	12.2	12.8	12.0
Product development	17.4	16.8	18.5	17.0
Selling, general and administrative	40.1	40.0	45.9	41.5
Sale of intangible trade name	-	-	(5.0)	-
Total operating expenses	91.3	89.2	94.1	91.0
Income from operations	8.7	10.8	5.9	9.0
Other income (expense):
Loss on extinguishment of debt	-	-	-	(9.6)
Gain (loss) from change in fair value of common stock
warrant liability	(1.8)	1.4	1.4	2.7
Interest expense	(3.9)	(4.2)	(4.2)	(6.1)
Other, net	(0.1)	(0.2)	(0.6)	0.1
Total other income (expenses)	(5.8)	(3.0)	(3.4)	(12.9)
Income (loss) before income taxes	2.9	7.8	2.5	(3.9)
Provision for income taxes	0.5	0.6	0.5	0.5
Net income (loss)	2.4	7.2	2.0	(4.4)

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

Total revenues in the second quarter of fiscal 2013 were $10.3 million, a decrease of $0.8 million from the second quarter of fiscal 2012. This represents a decrease of 7% from the second quarter of fiscal 2011 revenues of $11.1 million. Total revenues for the six months ended October 31, 2012 were $20.0 million, a decrease of $2.6 million. This represents a decrease of 12% over revenues from the six months ended October 31, 2011 of $22.6 million. Total eDiscovery revenues in the second quarter of fiscal 2013 were $4.0 million, a decrease of $1.5 million from the second quarter of fiscal 2012. This represents a decrease of 27% over the second quarter of fiscal 2012 revenues of $5.5 million. Total eDiscovery revenues for the six months ended October 31, 2012 were $8.1 million, a decrease of $3.5 million from the six months ended October 31, 2011. This represents a decrease of 30% in revenue from the six months ended October 31, 2011 revenues of $11.6 million. The decrease in eDiscovery revenue for the three and six months ended October 31, 2012 is primarily related to customers having fewer large legal matters in process during the period compared to the three and six months ended October 31, 2011. Total database, archive, and migration revenues in the second quarter of fiscal 2013 were $6.3 million, an increase of $0.8 million from the second quarter of fiscal 2012. This represents an increase of 14% from the second quarter of fiscal 2012 revenues of $5.5 million. Total database, archive, and migration revenues for the six months ended October 31, 2012 were $11.9 million, an increase of $0.9 million from the six months ended October 31, 2011. This represents an increase of 8% in revenue from the six months ended October 31, 2011 revenues of $11.0 million. The increase in database, archive, and migration revenue for the three and six and months ending October 31, 2012 is primarily due to increased activity in the current year on large government migration projects, the receipt of a large maintenance renewal, and an increase in archive license sales.

For the second quarter of fiscal 2013 and 2012, total revenues from the United States were 65% and 74% of total revenues, respectively. Total revenue from the United States in absolute dollars was $6.7 million for the second quarter of fiscal 2013 and $8.2 million for the second quarter of fiscal 2012. Total revenue from all other countries was $3.6 million in the second quarter of fiscal 2013 and $2.9 million for the second quarter of fiscal 2012. On a percentage basis, revenue from other countries was 35% for the second quarter of fiscal 2013 and 26% for the second quarter of fiscal 2012.

For the six months ended October 31, 2012 and 2011, total revenues from the United States were 68% and 74% of total revenues, respectively. Total revenue from the United States in absolute dollars was $13.6 million and $16.6 million for the six months ended October 31, 2012 and 2011, respectively. For the six months ended October 31, 2012 and 2011, total revenues from all other countries were 32% and 26% of total revenues, respectively. Total revenue from all other countries in absolute dollars was $6.4 million and $6.0 million for the six months ended October 31, 2012 and 2011, respectively.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party assistance that were directly related to the generation of eDiscovery revenue. A majority of these costs are fixed in nature and generally don’t fluctuate with changes in revenue. Direct costs of eDiscovery revenue were $2.2 million for the second quarter of both fiscal 2013 and fiscal 2012. For the six months ended October 31, 2012 and 2011, the direct costs of eDiscovery revenue were $4.4 million and $4.6 million, respectively.

Direct Costs of Database, Archive, and Migration Revenue. Direct costs of database, archive, and migration revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migration revenue. Direct costs of database, archive, and migration revenue were $1.3 million and $1.4 million for the second quarter of fiscal 2013 and fiscal 2012, respectively. For the six months ended October 31, 2012 and 2011, direct costs of database, archive, and migration revenue were $2.6 million and $2.7 million, respectively.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the second quarter of fiscal 2013 were $1.8 million compared to $1.9 million in the same period of fiscal 2012. For the six months ended October 31, 2012 and 2011, product development expenses were $3.7 million and $3.8 million, respectively.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $4.1 million in the second quarter of fiscal 2013 and $4.4 million for the second quarter of fiscal 2012. For the second quarter of fiscal 2013, the major components of SG&A were sales expenses of $1.7 million, marketing expenses of $0.4 million and general and administrative expenses of $2.0 million. The major components of SG&A for the second quarter of fiscal 2012 were sales expenses of $1.9 million, marketing expenses of $0.5 million and general and administrative expenses of $2.0 million. As a percentage of total revenue, SG&A expenses were 40% in the second quarter of fiscal 2013 and 40% in the second quarter of fiscal 2012. In the six months ended October 31, 2012 and 2011, our SG&A expenses were $9.2 million and $9.4 million, respectively. The major components of SG&A for the six month period ended October 31, 2012 were sales expenses of $3.9 million, marketing expenses of $0.8 million and general and administrative expenses of $4.5 million. The major components of SG&A for the six month period ended October 31, 2011 were sales expenses of $3.8 million, marketing expenses of $1.2 million and general and administrative expenses of $4.4 million. As a percentage of total revenue, SG&A expenses were 46% in the first six months of fiscal 2013 and 42% in the first six months of fiscal 2012.

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

Gain (Loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three and six months ended October 31, 2012 resulted in a loss of $0.2 million and a gain of $0.3 million, respectively. The change in fair value of common stock warrant liability for the three and six months ended October 31, 2011 resulted in a gain of $0.2 million and $0.6 million, respectively. The gains are due primarily to a decrease in the Company’s common stock share price during the period. The loss is due primarily to an increase in the Company’s common stock share price during the period.

Interest Expense. Interest expense is primarily the result of interest on outstanding debt. Interest expense for the second quarter of fiscal 2013 and 2012 was $0.4 million and $0.5 million, respectively. For the six months ended October 31, 2012 and 2011, interest expense was $0.8 million and $1.4 million, respectively. The decrease in the interest expense for the six months ended October 31, 2012 is due primarily to the lower interest rates on debt that resulted from our refinancing that occurred in the first quarter of fiscal 2012.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate losses for the second quarter of fiscal 2013 and 2012 were $17,000 and $26,000, respectively. Foreign exchange rate losses for the six months ended October 31, 2012 were $112,000. Foreign exchange rate gains for the six months ended October 31, 2011 were $21,000. Other income for the second quarter of fiscal 2013 and 2012 was $1,000 and $2,000, respectively. Other income for the six months ended October 31, 2012 and October 31, 2011 was $4,000 and $5,000, respectively.

Provision for Income Taxes. For the second quarter of fiscal 2013, the Company recorded $46,000 in federal, state, and foreign income tax expense. For the second quarter of fiscal 2012, the Company recorded $68,000 in federal, state, and foreign income tax expense. For the six months ended October 31, 2012 the Company recorded $98,000 in federal, state, and foreign income tax expense. For the six months ended October 31, 2011 the Company recorded $119,000 in federal, state, and foreign income tax expense.

Liquidity and Capital Resources

At October 31, 2012, the Company had cash and cash equivalents of $4.0 million, compared to $4.8 million at April 30, 2012. The Company had net accounts receivable of $9.0 million as of October 31, 2012, and $11.0 million as of April 30, 2012.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $239,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. As a result of prior free cash flow payments, the quarterly principal payment was decreased from $300,000 to $239,000. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at October 31, 2012). Term Note B is a four year note for $4.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at October 31, 2012). As of October 31, 2012 there is $12.6 million outstanding on the term notes of which $1.0 million is current. Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at October 31, 2012). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of October 31, 2012, the Company was eligible to borrow the entire amount of $8.0 million. As of October 31, 2012 there is $5.5 million borrowed on the revolving line of credit, none of which is current.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2012.

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

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During the six months ended October 31, 2012, the Company paid $66,000 in preferred stock dividends. As of October 31, 2012, the Company had accrued $136,000 of dividends payable on preferred stock.

Except for the Wells Fargo Credit Agreement, as of October 31, 2012 the Company had no other notes payable outstanding.

As of October 31, 2012, the Company has $0.5 million in capital leases payable, $0.2 million of which is current.

Operating Cash Flows. For the first six months of fiscal year 2013 cash provided by operations was $1.3 million. Cash flows provided by operations for the first six months of fiscal 2013 principally resulted from net income of $0.4 million, a decrease in accounts receivable of $2.0 million, a decrease in prepaid expenses and other current assets of $0.5 million, a decrease in other assets of $0.1 million, amortization of intangible assets of $0.8 million, depreciation of $0.6 million, and stock based compensation expense of $0.3 million. Offsetting these amounts was a decrease in account payables of $0.1 million, a decrease in accrued compensation and related expenses of $0.4 million, a decrease in deferred revenue of $1.7 million, a sale of an intangible trade name of $1.0 million, and a gain from change in fair value of common stock warrant liability of $0.3 million.

For the first six months of fiscal year 2012 cash provided by operations was $3.1 million. Cash flows provided by operations for the first six months of fiscal 2012 principally resulted from a decrease in accounts receivable of $4.4 million, a decrease in other assets of $0.1 million, amortization of intangible assets of $1.1 million, depreciation of $0.5 million, loss on extinguishment of debt of $2.2 million, interest added to long term debt principal of $0.1 million, and stock based compensation expense of $0.5 million. Offsetting these amounts was a net loss of $1.0 million, an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable of $0.7 million, a decrease in accrued compensation and related expenses of $0.9 million, a decrease in other accrued liabilities of $0.8 million, a decrease in deferred revenue of $1.4 million, a decrease in other long term liabilities of $0.2 million, and a gain from change in fair value of common stock warrant liability of $0.6 million.

Investing Cash Flows. Net cash provided by investing activities was $0.8 million for the first six months of fiscal 2013 and was the result of proceeds from the sale of an intangible trade name of $1.0 million. This was partially offset by cash used for the purchase of property and equipment of $0.2 million. Cash flows used in investing activities was $0.6 million for the first six months of fiscal 2012 and was the result of cash used for the purchase of property and equipment.

Financing Cash Flows. Net cash used in financing activities for the first six months of fiscal 2013 was $2.8 million. Cash used in financing activities was the result of $2.5 million of principal payments on debt obligations, $0.2 million of principal payments on capital leases, and $0.1 million of payments of preferred stock dividends. Net cash used in financing activities for the first six months of fiscal 2012 was $1.5 million. Cash from financing activities was the result of borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.1 million, and proceeds from the issuance of preferred stock of $4.0 million. Offsetting this amount was $24.1 million of principal payments on debt obligations, $0.2 million of principal payments on capital leases, $3.0 million of payments on the revolving line of credit, $0.6 million of payment of loan costs, and $0.4 million of prepayment penalty on extinguishment of debt.

A summary of certain contractual obligations as October 31, 2012 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$18,100	$956	$17,144	$-	$-
Estimated interest expense	3,507	1,370	2,137	-	-
Other liabilities	123	-	-	-	123
Capital lease obligations	454	234	220	-	-
Operating leases	4,736	1,493	2,189	1,054	-
Total contractual cash obligations	$26,920	$4,053	$21,690	$1,054	$123

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents, and its long term debt, which contains notes with variable interest rates. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $4.0 million as of October 31, 2012. The Company had no short-term investments at October 31, 2012.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at October 31, 2012 is approximately 0.86%. Should the LIBOR interest rate increase above 1.50% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of October 31, 2012, there was $12.6 million outstanding on the term notes and $5.5 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At October 31, 2012 the Company had cash held in foreign currencies of $0.6 million in Euros, $40,000 in Canadian dollars, $0.2 million in pounds sterling, and $0.3 million in Australian dollars. At October 31, 2012 the Company had accounts receivable in foreign currencies of $1.2 million in Euros, $0.5 million in pounds sterling, $0.2 million in Australian dollars, $35,000 in Japanese yen, and $14,000 in Polish zloty. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to the United States. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of October 31, 2012, our management identified a material weakness in our internal control over financial reporting surrounding our contract modification process. Management identified and corrected the financial impact resulting from the material weakness prior to the release of any external financial information so there is no effect on any previously released information.

Management is currently considering additional internal controls surrounding our contract modification process as part of a remediation plan and intends to implement such controls in prompt manner.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2012, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012. There have been no material changes in our risks from such descriptions.

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

Date: December 14, 2012	Daegis Inc.
(Registrant)

By:

/s/ STEVEN D. BONHAM
Steven D. Bonham
Chief Financial Officer
(Principal Financial and Accounting Officer)