Form 10-Q
period 2013-01-31
DAEGIS INC.
filed 2013-03-08
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,717,777 shares of common stock, $0.001 par value, as of January 31, 2013.

DAEGIS INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,436	$4,752
Accounts receivable, net of allowances of $270 at January 31, 2013, and $345 at
April 30, 2012	9,623	10,968
Prepaid expenses and other current assets	1,079	1,805
Total current assets	15,138	17,525

Property and equipment, net of accumulated depreciation of $5,447 at January 31,
2013 and $4,837 at April 30, 2012	2,122	2,827
Goodwill	11,706	11,706
Intangibles, net	7,536	8,690
Other assets	960	1,121
Total assets	$37,462	$41,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$553	$450
Current portion of long term debt	1,120	2,945
Accrued compensation and related expenses	2,397	2,465
Common stock warrant liability	266	569
Other accrued liabilities	1,215	819
Deferred revenue	6,392	8,412
Total current liabilities	11,943	15,660

Long term debt, net of current portion	17,094	18,306
Deferred tax liabilities, net	835	734
Other long term liabilities	1,079	1,148
Total liabilities	30,951	35,848

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	2	2
Common stock	15	15
Additional paid-in capital	100,050	99,860
Accumulated other comprehensive income	299	341
Accumulated deficit	(93,855)	(94,197)
Total stockholders’ equity	6,511	6,021
Total liabilities and stockholders’ equity	$37,462	$41,869

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues:
eDiscovery	$4,090	$4,159	$12,206	$15,714
Database, archive, and migration	6,350	6,910	18,217	17,944
Total revenues	10,440	11,069	30,423	33,658
Operating expenses:
Direct costs of eDiscovery revenue	1,680	2,491	6,056	7,123
Direct costs of database, archive, and migration revenue	1,395	1,255	3,950	3,955
Product development	1,725	1,830	5,411	5,669
Selling, general and administrative	5,273	4,889	14,453	14,264
Sale of intangible trade name	-	-	(1,000)	-
Total operating expenses	10,073	10,465	28,870	31,011
Income from operations	367	604	1,553	2,647
Other income (expenses)
Loss on extinguishment of debt	-	-	-	(2,166)
Gain from change in fair value of common stock warrant
liability	31	34	303	636
Interest expense	(407)	(462)	(1,249)	(1,832)
Other, net	19	(93)	(90)	(66)
Total other income (expenses)	(357)	(521)	(1,036)	(3,428)
Income (loss) before income taxes	10	83	517	(781)
Provision for income taxes	75	30	173	150
Net income (loss)	$(65)	$53	$344	$(931)

Income (loss) per share:
Basic	$(0.01)	$0.00	$0.00	$(0.08)
Diluted	$(0.01)	$0.00	$0.00	$(0.08)

Weighted-average shares used in computing income (loss) per
share:
Basic	14,718	14,713	14,718	14,657
Diluted	14,718	14,713	14,726	14,657

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net income (loss)	$(65)	$53	$344	$(931)
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(81)	(42)	(98)
Comprehensive income (loss)	$(55)	$(28)	$302	$(1,029)

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$344	$(931)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	842	796
Amortization of intangible assets	1,154	1,632
Loss on disposal of equipment	71	-
Sale of intangible trade name	(1,000)	-
Loss on extinguishment of debt	-	2,166
Amortization of discount on notes payable	-	43
Interest added to long term debt principal	-	80
Stock based compensation expense	492	704
Gain from change in fair value of common stock warrant liability	(303)	(636)
Changes in operating assets and liabilities:
Accounts receivable	1,345	4,698
Prepaid expenses and other current assets	726	(213)
Other assets	162	46
Accounts payable	102	(983)
Accrued compensation and related expenses	(69)	(748)
Other accrued liabilities	159	(785)
Deferred revenue	(1,907)	41
Other long term liabilities	(81)	(59)
Net cash provided by operating activities	2,037	5,851
Cash flows from investing activities:
Proceeds from sale of intangible trade name	1,000	-
Purchases of property and equipment	(209)	(925)
Net cash provided by (used in) investing activities	791	(925)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	192
Proceeds from issuance of preferred stock, net of issuance costs	-	3,966
Payment of preferred stock dividends	(66)	-
Prepayment penalty on extinguishment of debt	-	(368)
Payments of loan costs	-	(565)
Payments on revolving line of credit	-	(3,950)
Borrowings on revolving line of credit	-	6,500
Borrowings on term loan	-	16,000
Principal payments under debt obligations	(2,739)	(24,389)
Principal payments on capital leases	(298)	(262)
Net cash used in financing activities	(3,103)	(2,876)
Effect of exchange rate changes on cash and cash equivalents	(41)	(161)
Net increase (decrease) in cash and cash equivalents	(316)	1,889
Cash and cash equivalents, beginning of year	4,752	4,577
Cash and cash equivalents, end of year	$4,436	$6,466

Supplemental cash flow information:
Cash paid for interest	$1,004	$1,281
Cash paid for income taxes	$209	$94
Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$236	$236
Property and equipment acquired through capital leases	$-	$493

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

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

Taxes collected from customers and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statement of operations. At January 31, 2013 and April 30, 2012 the Company had $28,000 and $48,000 of sales taxes payable.

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

Recently Issued Accounting Standards

The FASB did not issue any authoritative guidance during the three months ended January 31, 2013 that would have a material effect on the Company’s consolidated financial statements. Additionally, there is no previously issued authoritative guidance that has not been adopted at January 31, 2013 that would have a material effect on the Company’s condensed consolidated financial statements.

2. Stock Compensation Information

Share-based compensation expense includes the estimated fair value for share-based awards. Share-based compensation expenses are recognized over the vesting period of the awards, net of estimated forfeitures. For the three and nine months ended January 31, 2013 and 2012, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Direct costs of revenue	$9	$17	$27	$55
Product development	21	37	70	116
Selling, general and administrative	131	176	395	533
Total equity-based compensation	$161	$230	$492	$704

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of January 31, 2013. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2013	$102
2014	249
2015	147
2016	59
2017	3
Total	$560

The cost above is expected to be recognized over a weighted-average period of 1.17 years.

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for nine months ended January 31, 2013 and 2012, were as follows:

	Nine Months Ended
	January 31,
	2013	2012
Expected term (in years)	4.0	4.0
Risk-free interest rate	0.5%	1.1%
Volatility	77%	89%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the year	$1.01	$2.38

The Company bases its expected term assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company did not pay common stock cash dividends in fiscal 2012 or year to date in fiscal 2013, and does not anticipate paying any cash dividends on common stock in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The Company uses a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for the nine months ending January 31, 2013 and 2012 is 20%. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

A summary of the Company’s stock option activity for the nine months ended January 31, 2013 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2012	2,632,115	$3.18	7.24	$4,449
Granted	398,500	1.27
Exercised	-	-
Cancelled/expired	(673,145)	2.66
Outstanding at January 31, 2013	2,357,470	$3.00	6.86	$23,557

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

A summary of the Company’s nonvested stock option activity for the period ended January 31, 2013 is as follows:

		Weighted-
		average
		grant date
	Shares	fair value
Nonvested at April 30, 2012	1,005,036	$1.61
Granted	398,500	1.01
Vested	(406,783)	1.52
Cancelled/expired	(430,517)	1.50
Nonvested at January 31, 2013	566,236	1.32

The total intrinsic value of awards exercised during the nine months ended January 31, 2013 and 2012 was $0 and $0.1 million, respectively. The total fair value of awards vested during the nine months ended January 31, 2013 and 2012 was $0.6 million and $0.9 million, respectively. The total fair value of awards granted during the nine months ended January 31, 2013 and 2012 was $0.4 million and $1.1 million, respectively.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 2013 consisted of prepaid expenses of $0.3 million and other current assets of $0.8 million. Prepaid expenses and other current assets at April 30, 2012 consisted of prepaid expenses of $1.1 million and other current assets of $0.7 million.

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2013 and April 30, 2012 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
January 31, 2013	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,553)	2,683	7 years
Technology-based	2,638	(1,644)	994	5 years
Trademarks	4,600	(741)	3,859	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(6,038)	$19,242

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,043)	3,193	7 years
Technology-based	2,638	(1,410)	1,228	5 years
Trademarks	4,600	(331)	4,269	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(4,884)	$20,396

Acquired finite-lived intangibles are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended January 31, 2013 and 2012 was $0.4 million and $0.5 million, respectively. Intangible assets amortization expense for the nine months ended January 31, 2013 and 2012 was $1.2 million and $1.6 million, respectively. The estimated future amortization expense related to intangible assets as of January 31, 2013 is as follows (in thousands):

Fiscal Year Ending April 30	Amount
Remainder of 2013	$384
2014	1,538
2015	1,512
2016	1,096
2017	814
Thereafter	2,192
Total	$7,536

There was no activity in the Company's goodwill account during the three and nine months ended January 31, 2013 and 2012.

Goodwill at January 31, 2013, represents the excess of purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

The Company believes these primary factors support the amount of goodwill recorded as a result of the purchase price for companies it has acquired. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No indicators of potential impairment existed at January 31, 2013.

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

5. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of January 31, 2013, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.50% (6.50% as of January 31, 2013) and has a maturity date of June 30, 2015. As of January 31, 2013, there was $5.5 million outstanding on the revolver.

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of January 31, 2013 (in thousands):

	Fair value	Fair value measurement using
	January 31, 2013	Level 1	Level 2	Level 3
Common stock warrant liability	$266	$-	$-	$266

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended January 31, 2013:

(in thousands)	Common stock warrants
Balance at April 30, 2012	$569
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	(303)
Balance at January 31, 2013	$266

7. Long-Term Debt

The Company’s long-term debt consists of the following at January 31, 2013 and April 30, 2012 (in thousands):

	January 31,	April 30,
	2013	2012
Term Note A payable to Wells Fargo Capital Finance, LLC. Interest is incurred at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at January 31, 2013), payable monthly. Principal is payable over four years with principal payments of $239 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. As a result of prior free cash flow payments, the quarterly principal payment was decreased from $300 to $239. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at January 31, 2013.	$8,361	$11,100

Term Note B payable to Wells Fargo Capital Finance, LLC. Interest is incurred at the prevailing LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at January 31, 2013) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	4,000

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at January 31, 2013), payable June 30, 2015.	5,500	5,500

Capital leases, payable in monthly installments through July 2015.	353	651
	18,214	21,251
Less current portion	(1,120)	(2,945)
Total long term debt, net	$17,094	$18,306

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2013.

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

A summary of future principal payments on long-term debt obligations as of January 31, 2013 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2013	$286
2014	1,104
2015	1,081
2016	15,743
$18,214

The summary of future principal payments on long-term debt obligations does not account for the annual payments based on the Company’s free cash flow under Term Note A as noted above. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above.

8. Other Long-Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Strategic Office Solutions, Inc. (dba Daegis). Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. See the schedule below for details of balances at January 31, 2013 and April 30, 2012 (in thousands).

	January 31,	April 30,
	2013	2012
Deferred rent related to :
Roseville office	$21	$83
New York office	109	128
San Francisco office	81	74

Unfavorable lease terms related to:
New Jersey office	234	294
New York office	146	194

Other:
Severance for French employees	123	123
Long term deferred support revenue	365	252
	$1,079	$1,148

9. Maintenance Contracts

The Company offers maintenance contracts to its customers at the time they enter into a product license agreement and renews those contracts, at the customers’ option, generally on an annual basis thereafter. These maintenance contracts are priced as a percentage of the value of the related license agreement. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which the Company does business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in the Company’s deferred maintenance revenue were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Deferred maintenance revenue beginning balance	$6,602	$6,802	$8,302	$8,420
Deferred maintenance revenue recognized during period	(3,803)	(4,548)	(11,832)	(12,317)
Deferred maintenance revenue of new maintenance contracts	3,512	6,075	9,841	12,226
Deferred maintenance revenue ending balance	$6,311	$8,329	$6,311	$8,329

Of the deferred maintenance revenue at January 31, 2013 and April 30, 2012, $0.4 million and $0.3 million, respectively, is long-term and is included in other long-term liabilities in the consolidated balance sheet.

10. Income Taxes

For the third quarter of fiscal 2013, the Company recorded $75,000 in federal, state, and foreign income tax expense. For the third quarter of fiscal 2012, the Company recorded $30,000 in federal, state, and foreign income tax expense. For the nine months ended January 31, 2013 the Company recorded $173,000 in federal, state, and foreign income tax expense. For the nine months ended January 31, 2012 the Company recorded $150,000 in federal, state, and foreign income tax expense.

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

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2013 and April 30, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the nine months ended January 31, 2013 and 2012.

11. Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During the nine months ended January 31, 2013, the Company paid $66,000 in preferred stock dividends ($0.04 per preferred share). As of January 31, 2013, the Company had accrued $236,000 of dividends payable on preferred stock included in other accrued liabilities.

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) less dividends payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended January 31, 2013 and the three and nine months ended January 31, 2012, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net income (loss)	$(65)	$53	$344	$(931)
Dividends paid and payable on preferred stock	(101)	(101)	(302)	(236)
Net income (loss) available to common stockholders	$(166)	$(48)	$42	$(1,167)

Weighted-average shares of common stock outstanding, basic	14,718	14,713	14,718	14,657
Effect of dilutive securities	-	-	8	-
Weighted-average shares of common stock outstanding, diluted	14,718	14,713	14,726	14,657

Income (loss) per share of common stock:
Basic	$(0.01)	$0.00	$0.00	$(0.08)
Diluted	$(0.01)	$0.00	$0.00	$(0.08)

The dilutive securities above represent only those stock options, warrants, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options and common stock warrants aggregating a weighted average of 2,357,470 and 909,042 shares, respectively, for the three months ended January 31, 2013. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options and common stock warrants aggregating a weighted average of 2,632,813 and 909,042 shares, respectively, for the nine months ended January 31, 2013. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options and common stock warrants aggregating 2,725,546 and 1,344,986 shares, respectively, for the three and nine months ended January 31, 2012. Potentially dilutive securities that are not included in the diluted net income (loss) calculation because they would be antidilutive include 1,666,667 shares of convertible preferred stock for the three and nine months ended January 31, 2013 and 2012.

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

For the third quarter of fiscal 2013 and 2012, total revenue from the United States was $6.9 million and $6.5 million, respectively. Total revenue from all other countries in the third quarter of fiscal 2013 and 2012 was $3.5 million and $4.6 million, respectively. For the nine months ended January 31, 2013 and 2012, total revenue from the United States was $20.4 million and $23.1 million, respectively. Total revenue from all other countries for the nine months ended January 31, 2013 and 2012 was $10.0 million and $10.6 million, respectively. Total long-lived assets as of January 31, 2013 and April 30, 2012, for the United States, were $22.3 million and $24.3 million, respectively. Total long-lived assets in all other countries were $1,000 as of January 31, 2013 and $5,000 as of April 30, 2012.

	Three Months Ended		Nine Months Ended
(in thousands)	January 31,		January 31,
	2013	2012	2013	2012
Total revenues:
eDiscovery	$4,090	$4,159	$12,206	$15,714
Database, archive, and migration	6,350	6,910	18,217	17,944
Total revenues	$10,440	$11,069	$30,423	$33,658

Operating expenses:
eDiscovery	$3,669	$5,166	$13,102	$15,081
Database, archive, and migration	4,124	3,605	11,254	10,837
Unallocated corporate expenses	2,280	1,694	4,514	5,093
Total operating expenses	$10,073	$10,465	$28,870	$31,011

Income (loss) from operations:
eDiscovery	$421	$(1,007)	$(896)	$633
Database, archive, and migration	2,226	3,305	6,963	7,107
Unallocated corporate expenses	(2,280)	(1,694)	(4,514)	(5,093)
Total income (loss) from operations	$367	$604	$1,553	$2,647

	January 31,	April 30,
	2013	2012
Total assets:
eDiscovery	$27,233	$29,657
Database, archive, and migration	10,229	12,212
Total assets	$37,462	$41,869

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

Our customers include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Roseville, California, with offices in San Francisco, New York, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

Our eDiscovery solutions include technology and services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform, Daegis Edge, delivers a comprehensive solution that helps clients lower costs in all phases of the eDiscovery lifecycle from information management through search and analysis to review and production. Our services include managed document review, project management, search analytics, consulting, and hosting of data.

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

On January 17, 2013, Todd Wille resigned as President, Chief Executive Officer and member of the Company’s Board of Directors. On January 17, 2013, Steven Bonham resigned as the Company’s Chief Financial Officer and Vice President of Finance. On January 17, 2013, the Board of Directors appointed Timothy Bacci as Interim Chief Executive Officer and Stephen Baker as the Interim Chief Financial Officer of the Company.

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

During the third quarter of fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues:
eDiscovery	39.2%	37.6%	40.1%	46.7%
Database, archive, and migration	60.8	62.4	59.9	53.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Direct costs of eDiscovery revenue	16.1	22.5	19.9	21.2
Direct costs of database, archive, and migration revenue	13.4	11.3	13.0	11.8
Product development	16.5	16.5	17.8	16.8
Selling, general and administrative	50.5	44.2	47.5	42.4
Sale of intangible trade name	-	-	(3.3)	-
Total operating expenses	96.5	94.5	94.9	92.2
Income from operations	3.5	5.5	5.1	7.8
Other income (expense):
Loss on extinguishment of debt	-	-	-	(6.4)
Gain from change in fair value of common stock warrant
liability	0.3	0.3	1.0	1.9
Interest expense	(3.9)	(4.2)	(4.1)	(5.4)
Other, net	0.2	(0.8)	(0.3)	(0.2)
Total other income (expenses)	(3.4)	(4.7)	(3.4)	(10.1)
Income (loss) before income taxes	0.1	0.8	1.7	(2.3)
Provision for income taxes	0.7	0.3	0.6	0.5
Net income (loss)	(0.6)	0.5	1.1	(2.8)

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

Total revenues in the third quarter of fiscal 2013 were $10.4 million, a decrease of $0.6 million from the third quarter of fiscal 2012. This represents a decrease of 6% from the third quarter of fiscal 2012 revenues of $11.1 million. Total revenues for the nine months ended January 31, 2013 were $30.4 million, a decrease of $3.3 million. This represents a decrease of 10% over revenues from the nine months ended January 31, 2012 of $33.7 million.

Total eDiscovery revenues in the third quarter of fiscal 2013 were $4.1 million, a decrease of $0.1 million from the third quarter of fiscal 2012. This represents a decrease of 2% over the third quarter of fiscal 2012 revenues of $4.2 million. Total eDiscovery revenues for the nine months ended January 31, 2013 were $12.2 million, a decrease of $3.5 million from the nine months ended January 31, 2012. This represents a decrease of 22% in revenue from the nine months ended January 31, 2012 revenues of $15.7 million. The decrease in eDiscovery revenue for the nine months ended January 31, 2013 is primarily related to customers having fewer large legal matters in process during the period compared to the nine months ended January 31, 2012.

Total database, archive, and migration revenues in the third quarter of fiscal 2013 were $6.4 million, a decrease of $0.5 million from the third quarter of fiscal 2012. This represents a decrease of 8% from the third quarter of fiscal 2012 revenues of $6.9 million. The decrease in database, archive, and migration revenue for the three months ending January 31, 2013 is primarily due to the receipt of a large calendar year maintenance renewal in the third quarter of fiscal 2012 that was received in the second quarter of fiscal 2013 and a large license sale in the third quarter for fiscal 2012 that did not occur in the third quarter of fiscal 2013. This is partially offset by increased activity in the current year on large government migration projects, and an increase in archive license sales. Total database, archive, and migration revenues for the nine months ended January 31, 2013 were $18.2 million, an increase of $0.3 million from the nine months ended January 31, 2012. This represents an increase of 2% in revenue from the nine months ended January 31, 2012 revenues of $17.9 million. The increase in database, archive, and migration revenue for the nine and months ending January 31, 2013 is primarily due to increased activity in the current year on large government migration projects and an increase in archive license sales. This is partially offset by a large license sale in the third quarter for fiscal 2012 that did not occur in fiscal 2013.

For the third quarter of fiscal 2013 and 2012, total revenues from the United States were 66% and 58% of total revenues, respectively. Total revenue from the United States in absolute dollars was $6.9 million for the third quarter of fiscal 2013 and $6.5 million for the third quarter of fiscal 2012. Total revenue from all other countries was $3.5 million in the third quarter of fiscal 2013 and $4.6 million for the third quarter of fiscal 2012. On a percentage basis, revenue from other countries was 34% for the third quarter of fiscal 2013 and 42% for the third quarter of fiscal 2012.

For the nine months ended January 31, 2013 and 2012, total revenues from the United States were 67% and 69% of total revenues, respectively. Total revenue from the United States in absolute dollars was $20.4 million and $23.1 million for the nine months ended January 31, 2013 and 2012, respectively. For the nine months ended January 31, 2013 and 2012, total revenues from all other countries were 33% and 31% of total revenues, respectively. Total revenue from all other countries in absolute dollars was $10.0 million and $10.6 million for the nine months ended January 31, 2013 and 2012, respectively.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party assistance that were directly related to the generation of eDiscovery revenue. A majority of these costs are fixed in nature and generally don’t fluctuate with changes in revenue. Direct costs of eDiscovery revenue were $1.7 million for the third quarter of fiscal 2013 compared to $2.5 million in the same period of fiscal 2012. For the nine months ended January 31, 2013 and 2012, the direct costs of eDiscovery revenue were $6.1 million and $7.1 million, respectively. The decrease in direct costs of eDiscovery revenue for the three and nine months ended January 31, 2013 is primarily due to a reduction in force that was done in the second quarter of fiscal 2013.

Direct Costs of Database, Archive, and Migration Revenue. Direct costs of database, archive, and migration revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migration revenue. Direct costs of database, archive, and migration revenue were $1.4 million and $1.3 million for the third quarter of fiscal 2013 and fiscal 2012, respectively. For both the nine months ended January 31, 2013 and 2012, direct costs of database, archive, and migration revenue were $4.0 million.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the third quarter of fiscal 2013 were $1.7 million compared to $1.8 million in the same period of fiscal 2012. For the nine months ended January 31, 2013 and 2012, product development expenses were $5.4 million and $5.7 million, respectively.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $5.3 million in the third quarter of fiscal 2013 and $4.9 million for the third quarter of fiscal 2012. For the third quarter of fiscal 2013, the major components of SG&A were sales expenses of $2.0 million, marketing expenses of $0.4 million and general and administrative expenses of $2.9 million. The major components of SG&A for the third quarter of fiscal 2012 were sales expenses of $2.0 million, marketing expenses of $0.6 million and general and administrative expenses of $2.3 million. As a percentage of total revenue, SG&A expenses were 51% in the second quarter of fiscal 2013 and 44% in the third quarter of fiscal 2012. In the nine months ended January 31, 2013 and 2012, our SG&A expenses were $14.5 million and $14.3 million, respectively. The major components of SG&A for the nine month period ended January 31, 2013 were sales expenses of $6.0 million, marketing expenses of $1.1 million and general and administrative expenses of $7.4 million. The major components of SG&A for the nine month period ended January 31, 2012 were sales expenses of $5.8 million, marketing expenses of $1.8 million and general and administrative expenses of $6.7 million. As a percentage of total revenue, SG&A expenses were 48% in the first nine months of fiscal 2013 and 42% in the first nine months of fiscal 2012. The increase in general and administrative expenses for the three and nine months ended January 31, 2013 is due primarily to $0.6 million of severance expenses related to the resignation of the CFO and CEO in the third quarter of fiscal 2013.

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

Gain from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three and nine months ended January 31, 2013 resulted in gains of $31,000 and $0.3 million, respectively. The change in fair value of common stock warrant liability for the three and nine months ended January 31, 2012 resulted in gains of $34,000 and $0.6 million, respectively. The gains are due primarily to a decrease in the Company’s common stock share price during the period.

Interest Expense. Interest expense is primarily the result of interest on outstanding debt. Interest expense for the third quarter of fiscal 2013 and 2012 was $0.4 million and $0.5 million, respectively. For the nine months ended January 31, 2013 and 2012, interest expense was $1.2 million and $1.8 million, respectively. The decrease in the interest expense for the nine months ended January 31, 2013 is due primarily to the lower interest rates on debt that resulted from our refinancing that occurred in the first quarter of fiscal 2012.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Foreign exchange rate gains for the third quarter of fiscal 2013 were $18,000. Foreign exchange rate losses for the third quarter of fiscal 2012 were and $95,000. Foreign exchange rate losses for the nine months ended January 31, 2013 and 2012 were $94,000 and $74,000, respectively. Other income for the third quarter of fiscal 2013 and 2012 was $1,000 and $2,000, respectively. Other income for the nine months ended January 31, 2013 and 2012 was $4,000 and $8,000, respectively.

Provision for Income Taxes. For the third quarter of fiscal 2013, the Company recorded $75,000 in federal, state, and foreign income tax expense. For the third quarter of fiscal 2012, the Company recorded $30,000 in federal, state, and foreign income tax expense. For the nine months ended January 31, 2013 the Company recorded $173,000 in federal, state, and foreign income tax expense. For the nine months ended January 31, 2012 the Company recorded $150,000 in federal, state, and foreign income tax expense.

Liquidity and Capital Resources

At January 31, 2013, the Company had cash and cash equivalents of $4.4 million, compared to $4.8 million at April 30, 2012. The Company had net accounts receivable of $9.6 million as of January 31, 2013, and $11.0 million as of April 30, 2012.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of its assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $239,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. As a result of prior free cash flow payments, the quarterly principal payment was decreased from $300,000 to $239,000. The Company incurs interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at January 31, 2013). Term Note B is a four year note for $4.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at January 31, 2013). As of January 31, 2013 there is $12.4 million outstanding on the term notes of which $1.0 million is current. Under the terms of the revolver, the Company can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at January 31, 2013). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of January 31, 2013, the Company was eligible to borrow the entire amount of $8.0 million. As of January 31, 2013 there is $5.5 million borrowed on the revolving line of credit, none of which is current.

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2013.

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

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During the nine months ended January 31, 2013, the Company paid $66,000 in preferred stock dividends. As of January 31, 2013, the Company had accrued $236,000 of dividends payable on preferred stock.

Except for the Wells Fargo Credit Agreement, as of January 31, 2013, the Company had no other notes payable outstanding.

As of January 31, 2013, the Company has $0.4 million in capital leases payable, $0.2 million of which is current.

Operating Cash Flows. For the first nine months of fiscal year 2013 cash provided by operations was $2.0 million. Cash flows provided by operations for the first nine months of fiscal 2013 principally resulted from net income of $0.3 million, a decrease in accounts receivable of $1.3 million, a decrease in prepaid expenses and other current assets of $0.7 million, a decrease in other assets of $0.2 million, an increase in account payables of $0.1 million, and increase in other accrued liabilities of $0.2 million, amortization of intangible assets of $1.2 million, depreciation of $0.8 million, loss on disposal of equipment of $0.1 million, and stock based compensation expense of $0.5 million. Offsetting these amounts was a decrease in accrued compensation and related expenses of $0.1 million, a decrease in deferred revenue of $1.9 million, a decrease in other long term liabilities of $0.1 million, a sale of an intangible trade name of $1.0 million, and a gain from change in fair value of common stock warrant liability of $0.3 million.

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

Investing Cash Flows. Net cash provided by investing activities was $0.8 million for the first nine months of fiscal 2013 and was the result of proceeds from the sale of an intangible trade name of $1.0 million. This was partially offset by cash used for the purchase of property and equipment of $0.2 million. Cash flows used in investing activities was $0.9 million for the first nine months of fiscal 2012 and was the result of cash used for the purchase of property and equipment.

Financing Cash Flows. Net cash used in financing activities for the first nine months of fiscal 2013 was $3.1 million. Cash used in financing activities was the result of $2.7 million of principal payments on debt obligations, $0.3 million of principal payments on capital leases, and $0.1 million of payments of preferred stock dividends. Net cash used in financing activities for the first nine months of fiscal 2012 was $2.9 million. Cash used in financing activities was the result of $24.4 million of principal payments on debt obligations, $0.3 million of principal payments on capital leases, $4.0 million of payments on the revolving line of credit, $0.6 million of payment of loan costs, and $0.4 million of prepayment penalty on extinguishment of debt. Offsetting this amount was borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.2 million, and proceeds from the issuance of preferred stock of $4.0 million.

A summary of certain contractual obligations as January 31, 2013 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$17,861	$956	$16,905	$-	$-
Estimated interest expense	3,157	1,352	1,805	-	-
Other liabilities	123	-	-	-	123
Capital lease obligations	353	164	189	-	-
Operating leases	4,419	1,550	2,060	809	-
Total contractual cash obligations	$25,913	$4,022	$20,959	$809	$123

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents, and its long term debt, which contains notes with variable interest rates. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $4.4 million as of January 31, 2013. The Company had no short-term investments at January 31, 2013.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at January 31, 2013 is approximately 0.77%. Should the LIBOR interest rate increase above 1.50% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of January 31, 2013, there was $12.4 million outstanding on the term notes and $5.5 million outstanding on the revolver.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At January 31, 2013 the Company had cash held in foreign currencies of $0.9 million in Euros, $0.1 million in Canadian dollars, $0.1 million in pounds sterling, and $0.2 million in Australian dollars. At January 31, 2013 the Company had accounts receivable in foreign currencies of $1.6 million in Euros, $1.5 million in pounds sterling, $0.2 million in Australian dollars, $0.1 million in Japanese yen, $1,000 in Canadian dollars, $1,000 in Hong Kong dollars, $1,000 in Swedish krona, and $16,000 in Polish zloty. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to the United States. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the quarter ended October 31, 2012, our management identified a material weakness in our internal control over financial reporting surrounding our contract modification process. Management identified and corrected the financial impact resulting from the material weakness prior to the release of any external financial information so there is no effect on any previously released information. As of January 31, 2013 the identified material weakness had not been fully remedied. However, management has performed additional procedures to ensure that the identified weakness did not have any impact on financial reporting for the period ending January 31, 2013.

Subsequent to January 31, 2013, management is implementing additional internal controls surrounding our contract modification process. Management believes that the additional internal controls, once fully implemented, will remedy the identified material weakness.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2013, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits
10.1*	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013

10.2*	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*	Management contract or compensatory plan or arrangement.

DAEGIS INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2013	Daegis Inc.
(Registrant)

By:

/s/ STEPHEN T. BAKER
Stephen T. Baker
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)