Form 10-K
period 2013-04-30
DAEGIS INC.
filed 2013-07-02
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013
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
YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,747,934 based on the number of shares held by non-affiliates of the registrant and computed by reference to the reported last sale price of common stock on October 31, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2013, the registrant had 14,717,777 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 1. BUSINESS

The Company

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. The Company sells its solutions through two segments: the eDiscovery segment and the database, archive, and migration segment.

Our eDiscovery solutions include hosted software and professional services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform, Daegis Edge, delivers a comprehensive solution that enables clients to efficiently address all phases of the eDiscovery lifecycle from information management through search and analysis to review and production. Our services include managed document review, project management, search analytics consulting, and hosting of data.

Our database, archive, and migration business includes application development, data management and application modernization. Our tools and database software help companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our application development and data management software products include Team Developer, SQLBase, NXJ, DataServer, VISION and ACCELL. Our application modernization solutions include Composer Notes, Composer Sabertooth, Composer CipherSoft and Composer Mainframe. Our enterprise archiving software enables our customers to preserve, manage, and use their electronically stored information (“ESI”) for electronic discovery, regulatory compliance and information governance.

Our customers include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Roseville, California, with offices in San Francisco, New York, New Jersey, Australia, Canada, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

The Company was initially incorporated as Unify Corporation in California in 1980 and reincorporated in Delaware on April 10, 1996. On July 6, 2011 the Company changed its name to Daegis Inc. Our headquarters office is located at 1420 Rocky Ridge Drive, Suite 380, Roseville, California 95661. Our telephone number is (916) 865-3300 and our website address is http://www.daegisinc.com.

Products

eDiscovery Solutions

The Daegis® Edge is an integrated, hosted eDiscovery platform that gives clients control of the eDiscovery process from information management through search and analysis to review and production. Edge provides an iterative, validated and defensible approach to eDiscovery and helps clients reduce costs and mitigate risks. Edge is differentiated with its Cross-Matter management functionality to increase efficiency throughout the e-discovery process by repurposing custodian data and attorney work product to eliminate redundant processing and review across serial, class-action and multi-district litigation. Daegis gives clients the choice between fully managed or self-directed eDiscovery and provides managed document review, project management and search analytics consulting. Daegis Acumen, introduced in October 2012, is our technology assisted review solution built on a Hadoop framework for massive scalability and is fully embedded in the Daegis Edge Platform.

Archive Solutions

The Central Archive enables corporations to preserve, manage, and utilize their electronically stored information as an asset, while better managing storage resources, complying with industry regulations, enabling legal discovery and reducing the risks associated with electronic content. The Central Archive, a policy driven, highly scalable on-premise archive solution for all forms of electronically stored information, processes all forms of disparate data types into a single unified archive where companies can manage their long-term preservation requirements, apply records management, support regulated industry requirements and manage legal discovery.

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

Composer Mainframe delivers automated migration of legacy COBOL and 18 other code bases to modern code and relational databases. Our modernization technology and project management are generally delivered through partners. Composer Mainframe delivers an automated code conversion and data migration for a functionally equivalent application. The Company’s methodology is designed to eliminate risk and substantially reduce time and costs of IT departments.

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

NXJ Developer and NXJ Enterprise® is a visual environment for the rapid development of web applications. NXJ Developer is distinguished by its combination of intuitive visual design, flexible programming, and ease of integration via Web services. NXJ Enterprise® includes all of the powerful technology of NXJ Developer but adds workflow and reporting for delivering enterprise class web-based applications.

ACCELL® is character-based application development and database software for the purpose of querying databases and producing reports. The ACCELL products support interfaces to leading database products including DataServer, IBM DB2, Informix, Microsoft SQL Server, Oracle and Sybase. The ACCELL product suite includes ACCELL/SQL, for client/server applications and ACCELL/IDS for embedded applications using DataServer ELS.

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

Customers

Our customers include corporate legal departments, law firms, IT departments, software VARs, SIs and ISVs from a variety of industries. For the year ended April 30, 2013, we had one customer that accounted for 21% of consolidated revenues. The customer constituted 16% of consolidated accounts receivable at April 30, 2013. For the year ended April 30, 2012, the same customer accounted for 23% of consolidated revenues. The customer constituted 24% of consolidated accounts receivable at April 30, 2012. For the year ended April 30, 2011, the same customer accounted for 15% of consolidated revenues and another customer accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011.

Sales, Marketing and Distribution

Our products and professional services are marketed and distributed to customers globally using a combination of a direct sales force and indirect distribution channels, including ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage Daegis’ sales, support and consulting resources to provide complete solutions to our customers.

Our direct sales organization consists of sales representatives and pre-sales consultants. We market our products internationally through offices in the UK, France, Germany, Canada and Australia. We have distributors in Asia Pacific, Europe, Japan, Latin and South America, and Russia. International revenues accounted for 32%, 32% and 28% of total revenues in fiscal years 2013, 2012, and 2011, respectively.

Our marketing is focused on sales development, demand generation, and market awareness for our products and services. Marketing activities include advertising, product marketing, strategic demand generation, public relations, social media, customer communications, webinars, and events, trade shows and our Web sites.

As of April 30, 2013, we had a total of 25 employees engaged in sales and marketing activities. Of those employees, 16 were located in the United States and 9 were located in other countries.

Professional Services and Customer Support

Our professional services and customer support organizations play an important role in maintaining customer satisfaction, facilitating eDiscovery and archiving projects and enabling customers to successfully manage information to address eDiscovery and archiving requirements and develop, deploy, manage and/or migrate applications.

Project Management

Our eDiscovery project managers work collaboratively with clients to determine project specifications, develop workflows and offer helpful advice and consultative support as the primary client interface throughout the duration of each project.

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

Customer Support and Maintenance

We provide customer support via telephone, online forums, and e-mail from support centers located in California, New Jersey, Australia, France, Holland, and the UK. Distribution partners provide telephone support to international customers with technical assistance from the U.S.-based support personnel who also respond to e-mail inquiries. Customers are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support. During each of the past three fiscal years, over 90% of our support and maintenance customers have renewed their annual contracts.

As of April 30, 2013, we had a total of 71 employees engaged in providing customer support and professional services. Of those employees, 57 were located in the United States and 14 were located in other countries.

Product Development

Product development efforts are focused around the ongoing roadmap development for Daegis Edge as well as Daegis Acumen and the Central Archive. We continue to develop product enhancements for all our software, most notably, Team Developer, SQLBase, and the Composer products. Our product development expenses for fiscal 2013, 2012 and 2011, were $7.5 million, $7.7 million and $7.7 million, respectively.

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

The eDiscovery market is highly fragmented, intensely competitive and rapidly evolving. Competitors include Access Data, Epiq Systems, FTI Technologies, kCura, Kroll Ontrack (Altegrity Inc.), Recommind and Symantec (Clearwell Systems). Competition is primarily based on technology innovations, quality of service, and price.

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

We generally derive sales from new eDiscovery and archiving solution wins, application modernization initiatives, and additional deployment of existing applications and version upgrades. As a result, the key competitive factor is generally the decision by a customer as to whether or not to begin a new project initiative or upgrade or remain status quo. Organizations choose our software for a variety of factors, including the ability to deliver leading edge technology and services, the high level of customer service and support we provide and our price point, which gives customers a cost-effective solution to their business problem.

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

Employees

As of April 30, 2013, we had a total of 160 employees, including 42 in product development, 25 in sales and marketing, 71 in professional services and customer support, and 22 in finance, operations and general administration. Of these employees, 137 were located in the United States and 23 were located in other countries.

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

Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of the date April 30, 2013.

			Executive
			Officer
Name	Current Position with Company	Age	Since
Timothy P. Bacci	Interim Chief Executive Officer	54	2013
Stephen T. Baker	Interim Chief Financial Officer	55	2013
Deborah Jillson	President – eDiscovery Division	47	2012
Frank Verardi	Vice President and General Manager – Database Development Products and Migrations Division	64	2001
Mark T. Bygraves	Senior Vice President and General Manager – Archive Division	56	2007
Duane V. George	Senior Vice President of Products and CTO	55	2007

On January 17, 2013, we experienced the following changes: (1) Todd Wille resigned as President, Chief Executive Officer and member of the Company’s Board of Directors, (2) Steven Bonham resigned as the Company’s Chief Financial Officer and Vice President of Finance, and (3) the Board of Directors appointed Timothy Bacci as Interim Chief Executive Officer and Stephen Baker as the Interim Chief Financial Officer of the Company. On May 28, 2013, the Board of Directors appointed Susan K. Conner, age 49, as Chief Financial Officer.

Our board of directors consists of five (5) members. Set forth below is information with respect to their ages as of April 30, 2013, as well as their positions and offices held with the Company. Each director holds office until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

			Director
Name	Current Position with Company	Age	Since
Steven D. Whiteman	Chairman of Board	62	1997
Timothy P. Bacci	Director and Interim Chief Executive Officer	54	2009
Robert M. Bozeman	Director and Mergers and Acquisitions Committee Chair	64	2008
Richard M. Brooks	Director and Audit Committee Chair	59	2005
Tery R. Larrew	Director and Compensation Committee Chair	59	2002

Executive Officers

Tim Bacci is the Interim CEO and Executive Chairman and brings more than 20 years of executive experience in private and publicly traded companies. He joined the Daegis Inc. Board of Directors in 2009 and was appointed Executive Chairman in 2012 and Interim CEO in 2013. Mr. Bacci is the co-founder of BlueLine Partners, a strategic opportunities fund with more than $100 million in assets invested in small, publicly-traded, and undervalued healthcare and IT companies. Prior to BlueLine, he served in executive positions for software companies, including serving as Chairman and Interim CEO of Instant802 Networks and CEO of siteROCK Corp. He was a co-founder of Vicinity Corporation, which had a successful public offering in 2000 and was subsequently acquired by Microsoft in 2002. Additionally, he has served as a consultant to several early stage technology companies addressing areas relating to corporate strategy and executive recruiting. Mr. Bacci holds a B.S. in Engineering from the United States Naval Academy and served as an officer on active duty in the U.S. Navy as a fighter pilot.

Steve Baker was appointed the interim CFO of Daegis Inc. in January 2013. He is a partner in the Northern California practice of Tatum, a national Executive Services firm that assists clients with Interim executive placements, staffing and consulting. Steve has over 25 years of operational and financial experience in the software and SaaS industries. Most recently, he held an Interim Executive Placement with Plug and Play Tech Center, a business accelerator, serving as advisor and mentor to their start-up companies. Prior to that, he was the Vice President and Chief Financial Officer for Frontrange Solutions where he directed all financial, human resources, IT functions. Previously, he was the Vice President of Revenue Operations for PeopleSoft, where he directed global revenue recognition, revenue accounting, credit and collections, and Sarbanes Oxley compliance activities. He also served in Vice President and CFO roles at Roamware and Geoworks Corp. Steve holds an MBA in Finance and Accounting from Columbia Graduate School of Business and a BA from the University of Pennsylvania.

Deborah Jillson is the President of the Daegis eDiscovery Division having been appointed to the position May 2012. She is a seasoned business executive with more than 16 years of proven experience managing and growing multiple business units and divisions in large, successful companies. At Daegis, she is responsible for the long-term success of the business, growing its product portfolio and positioning Daegis as a sustainable and reputable leader in the eDiscovery market. Previously, Deborah served as the Vice President of Litigation Tools, Services and Hosting at Lexis Nexis where she was responsible for the cross-functional management of the Concordance and Law eDiscovery software businesses, both of which achieved revenue growth during her tenure. Prior to that role, Deborah was the General Manager at Access Data Summation where she transformed CT Summation CaseVault from an entrepreneurial software provider into an industry recognized leader of eDiscovery cloud-based services. Deborah has extensive experience as a user of eDiscovery software products, having managed paralegal and litigation support staff at top law firms where she navigated the challenges of using both software and SaaS/Cloud solutions. Deborah has a deep passion for eDiscovery and technology and is frequently asked to speak at industry conferences and law schools. She has a bachelor’s degree in business management from Trinity College.

Frank Verardi has served as an executive officer since 2001. Mr. Verardi is currently the general manager responsible for driving worldwide database development products and migration business. From 2007 through April 2011, Mr. Verardi was the vice president of sales for the Americas and Asia Pacific regions. He served as vice president and general manager of Unify Business Solutions from May 2005 to April 2007, where he oversaw the sales and marketing for the Company’s technology products. From June 2003 to April 2005, he served as vice president of technical services, and from May 2001 to May 2003, he served as vice president of worldwide sales and marketing. Prior to these positions, Mr. Verardi served in various management positions, including vice president of worldwide professional services, vice president of worldwide product delivery and customer support, and director of client services. Mr. Verardi joined the Company in August 1988. Before joining the Company, Mr. Verardi held various positions with Computer Sciences Corporation, including director of commercial professional services. Mr. Verardi received a B.S. degree in computer science from California State University, Chico.

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

Robert M. Bozeman was appointed director in January of 2008. Mr. Bozeman currently serves as an investor and/or advisor to companies in Silicon Valley. His experience includes business operations, venture capital investment, and mergers and acquisitions. He previously served in the capacities of CEO and Board Member for a variety of software, information services and computer supplier companies. Mr. Bozeman was General Partner of Angel Investors LP for both its Fund I and Fund II. Investments by the firm included Ask Jeeves, Brightmail, Google, Opsware, and PayPal. In addition, many of Angel Investors LP investments became successful acquisitions, including AOL’s acquisition of Spinner, Microsoft’s acquisitions of eQuil, MongoMusic and Vacation Spot and Sybase’s acquisition of AvantGo!. Mr. Bozeman is currently on the Board and/or is an advisor and/or investor to HealthSynch, PowWow, Restoration Partners, Rimidi and WorkTruck and is a general partner of 530 Angels Network.

Richard M. Brooks has served as a director of the company since August 2005. Since January 2011 Mr. Brooks has been the Executive Vice President and Chief Financial Officer of Composite Technology International, Inc., a manufacturer of building products. From September 2006 to December 2010, Mr. Brooks was a partner with Tatum, a national Executive Services consulting company. With Tatum, Mr. Brooks acted as the project lead on a variety of consulting assignments, including acting as the interim CFO for Pixelworks, a publicly traded semi-conductor company. Mr. Brooks previously served as Chief Executive Officer for VantageMed, a public company, from April 2002 to December 2004. In addition, Mr. Brooks served as a Director of VantageMed Corporation from March 2001 to January 2005 and was appointed Chairman of the Board in May of 2002. Mr. Brooks received a B.S. in business administration from Oregon State University.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Daegis) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.daegisinc.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

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

The failure of the legal community to adopt eDiscovery solutions could negatively affect future sales of our Daegis Edge Platform, which could have a material adverse effect on our results of operations.

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

In conjunction with private placement issuance of common stock shares in April 2004, we issued 190,182 warrants and as of April 30, 2013, 190,182 warrants remained outstanding, which are exercisable at a fixed exercise price of $2.75 per share. Subject to certain exceptions, the conversion ratio and exercise price are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current or exercise price. Exercise of the warrants is only likely to occur at such time as the exercise price is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

In conjunction with the acquisition of Daegis in June 2010, we obtained debt financing and issued 718,860 warrants and as of April 30, 2013, 718,860 warrants remained outstanding, which are exercisable at a fixed exercise price of $2.45 per share. Exercise of the warrants is only likely to occur at such time as the exercise price is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

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

We are subject to intense competition.

We have experienced and expect to continue to experience intense competition from current and future competitors including FTI Technologies, kCura, IBM, Microsoft, Oracle, and Symantec. Often, these competitors have significantly greater financial, technical, marketing and other resources than Daegis Inc., in addition to having greater name recognition and more extensive customer bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could adversely affect our ability to sell additional licenses, subscriptions, and maintenance and support renewals on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could adversely affect our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competition, and the failure to do so would have an adverse effect upon our business, operating results and financial condition.

We may be adversely affected by the loss of one or more of our larger customers.

Some of our key customers account for a large portion of our revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. For the year ended April 30, 2013, we had one customer that accounted for 21% of consolidated revenues. The customer constituted 16% of consolidated accounts receivable at April 30, 2013. For the year ended April 30, 2012, the same customer accounted for 23% of consolidated revenues. The customer constituted 24% of consolidated accounts receivable at April 30, 2012. For the year ended April 30, 2011, the same customer accounted for 15% of consolidated revenues and another customer accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011.

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

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 42%, 54% and 55% of our software license revenues for fiscal 2013, 2012 and 2011, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers accounted for 32%, 32% and 28% of our total revenues, with the remainder from North America, in fiscal 2013, 2012 and 2011, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside of North America, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Asia Pacific operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

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

On July 27, 2012, the Company received a letter from NASDAQ indicating that, for the thirty consecutive business days ending July 26, 2012, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on the NASDAQ. The Company was able to rectify the problem by meeting the minimum $1.00 per share requirement for continued listing. However, if the Company’s common stock falls below the minimum $1.00 per share requirement and we are unable to rectify the situation, NASDAQ could choose to delist the Company’s common stock.

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

Our future performance depends on the continued service of key technical, sales and senior management personnel. There are no technical, sales, executive or senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

In fiscal year 2014 the Company will transition the finance and accounting functions to newly hired personnel based in Dallas, Texas. The transition of personnel and locations could disrupt our business and potentially create adverse impacts on our operating results and our ability to meet financial reporting standards and deadlines.

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

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). In the quarter ended October 31, 2012, we identified a material weakness in our internal control over financial reporting surrounding our contract modification process. Management identified and corrected the financial impact resulting from the material weakness prior to the release of any external financial information so there is no effect on any previously released information. We have taken remedial measures to correct such material weakness and expect to continue to evaluate our controls and make improvements as necessary. However, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

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

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. No impairment charges were necessary in fiscal 2013 in connection with our annual impairment analysis. As a result of our fiscal 2012 assessment, we recorded impairment charges of $13.5 million for the goodwill related to the acquisition of Daegis, representing 69% of its carrying value. As a result of our fiscal 2011 assessment, we recorded impairment charges of $1.1 million for the goodwill related to the acquisition of Ciphersoft, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One, representing 100% of its carrying value. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

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

The success of our strategy to offer our EDI services and internet solutions depends on the confidence of our clients in our ability to securely receive and transmit confidential information. Our EDI services and solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our or our customers’ operations. In addition, our EDI and internet solutions may be vulnerable to viruses, physical or electronic break-ins and similar disruptions.

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

We are implementing a new company-wide enterprise financial (“ERP”) system. The implementation process is complex and involves a number of risks that may adversely affect our business and results of operations.

We are currently replacing our multiple business systems with a new company-wide, integrated ERP system to handle various business, operating and financial processes that went live on May 1, 2013. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, and internal and external financial and management reporting matters.

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

ITEM 2. PROPERTIES

The Company’s principal administrative offices and headquarters are in Roseville, California where we lease a 17,660 square foot facility. This lease is for a period of 68 months and ends in April 2014. We also lease offices in San Francisco, New York, New Jersey, United Kingdom, France, and Canada. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2013, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

	High	Low
Fiscal 2013
Fourth Quarter	$1.39	$1.05
Third Quarter	1.42	0.96
Second Quarter	1.73	0.74
First Quarter	1.42	0.71

Fiscal 2012
Fourth Quarter	$1.89	$1.33
Third Quarter	2.09	1.70
Second Quarter	2.35	1.85
First Quarter	2.93	1.70

Common Stockholders of Record

As of April 30, 2013, there were approximately 259 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

Daegis maintains a compensation plan that provides for the issuance of its common stock to officers, directors, other employees or consultants. This plan is known as the 2010 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 2001 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2013:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,814,599	$2.83	646,119
Equity compensation plans not approved by stockholders:
Non-Plan Options (2)	77,000	$3.15	-

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2013	2012	2011 (2)	2010 (1)	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
eDiscovery	$16,281	$19,981	$23,112	$-	$-
Database, archive, and migration	23,912	23,488	23,881	28,592	20,592
Total revenues	40,193	43,469	46,993	28,592	20,592
Operating expenses:
Direct costs of eDiscovery revenue	7,374	9,402	6,838	-	-
Direct costs of database, archive, and migration revenue	5,432	5,398	5,632	6,085	2,304
Product development	7,478	7,661	7,736	6,470	2,907
Selling, general and administrative	18,594	19,020	24,718	17,664	12,494
Sale of intangible trade name	(1,000)	-	-	-	-
Impairments of goodwill and intangible assets	-	15,047	15,964	-	-
Change in fair value of contingent consideration	-	-	(164)	(2,093)	-
Total operating expenses	37,878	56,528	60,724	28,126	17,705
Income (loss) from operations	2,315	(13,059)	(13,731)	466	2,887
Other income (expense):
Loss on extinguishment of debt	-	(2,166)	-	-	-
Gain (loss) from change in fair value of common stock warrant
liability	365	1,054	519	(192)	-
Interest expense	(1,632)	(2,270)	(3,406)	(267)	(194)
Other, net	(234)	(68)	8	(14)	(124)
Total other income (expense)	(1,501)	(3,450)	(2,879)	(473)	(318)
Income (loss) before income taxes	814	(16,509)	(16,610)	(7)	2,569
Provision (benefit) for income taxes	282	153	55	(131)	179
Net income (loss)	$532	$(16,662)	$(16,665)	$124	$2,390

Income (loss) per share:
Basic	$0.01	$(1.16)	$(1.23)	$0.01	$0.34
Diluted	$0.01	$(1.16)	$(1.23)	$0.01	$0.32

Weighted-average shares used in computing income (loss) per share:
Basic	14,718	14,672	13,552	9,691	6,991
Diluted	14,728	14,672	13,552	10,182	7,582

Consolidated Balance Sheet Data
Cash and cash equivalents	$5,459	$4,752	$4,577	$3,055	$6,147
Working capital (deficit)	2,681	1,865	3,512	(5,997)	1,317
Total assets	39,707	41,869	62,734	36,861	21,081
Long term debt, net	15,170	18,306	24,731	12	837
Total stockholders' equity	6,684	6,021	18,034	19,442	9,303

(1)	The Company acquired AXS-One, Inc. on June 30, 2009, as such, the fiscal 2010 results include ten months of operations from AXS-One, Inc.

(2)	The Company acquired Strategic Office Solutions, Inc., dba Daegis, on June 29, 2010. As such, the fiscal 2011 results include ten months of operations from Strategic Office Solutions, Inc., dba Daegis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. The Company sells its solutions through two segments: the eDiscovery segment and the database, archive, and migration segment.

Our eDiscovery solutions include hosted software and professional services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform, Daegis Edge, delivers a comprehensive solution that enables clients to efficiently address all phases of the eDiscovery lifecycle from information management through search and analysis to review and production. Our services include managed document review, project management, search analytics consulting, and hosting of data.

Our database, archive, and migration business includes application development, data management and application modernization. Our tools and database software help companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our enterprise archiving software enables our customers to preserve, manage, and dispose of their electronically stored information for regulatory compliance and information governance.

On June 29, 2010, the Company purchased Strategic Office Solutions, Inc. dba Daegis for approximately $37.4 million. Payment was made in the form of $24.0 million in cash, $7.2 million in equity, and $6.2 million in convertible notes which were subsequently converted into equity on September 1, 2010.

On January 17, 2013, the Company undertook the following personnel actions: (1) Todd Wille resigned as President, Chief Executive Officer and member of the Company’s Board of Directors, (2) Steven Bonham resigned as the Company’s Chief Financial Officer and Vice President of Finance, and (3) the Board of Directors appointed Timothy Bacci as Interim Chief Executive Officer and Stephen Baker as the Interim Chief Financial Officer of the Company. On May 28, 2013, the Board of Directors appointed Susan Conner, as Chief Financial Officer.

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. The areas that require significant judgment are as follows:

Revenue Recognition

We generate revenue from software license sales and related services, including maintenance and support, hosting, and consulting and implementation services. The Company licenses its products to end-user customers, including corporate legal and IT departments, law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. We exercise judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

For fixed price arrangements that require significant modification or customization of software, we uses the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is generally measured by labor hours.

The Company considers a signed non-cancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an authorized purchaser of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

The Company’s customer contracts may include multiple-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (“VSOE”) of fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. We then allocate the remaining balance to the delivered element (a software license), regardless of any separate prices stated within the contract, using the residual method as the VSOE of fair value of all undelivered elements is determinable.

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

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment charges were recorded in fiscal 2013 in connection with our annual impairment analysis. Refer to Item 15, Note 5 for additional discussion of the goodwill and intangible asset impairment test.

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

As of April 30, 2013, the Company had $18.4 million of deferred tax assets related principally to net operating loss and capital loss carryforwards, reserves and other accruals, and various tax credits. The Company’s ability to utilize net operating loss carryforwards may not be fully realized because of certain limitations imposed by the tax law related to changes in ownership. In addition, the Company’s ability to ultimately realize its deferred tax assets is contingent upon the Company achieving taxable income in the future. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Accordingly, management concluded that a valuation allowance be recorded to offset these deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the valuation allowance would be recognized in the period such determination was made.

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

Fair Value of Common Stock Warrant Liability

The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of common stock warrant liability.”

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2013	2012	2011
Revenues:
eDiscovery	41.0%	46.0%	49.2%
Database, archive, and migration	59.0	54.0	50.8
Total revenues	100.0	100.0	100.0
Operating expenses:
Direct costs of eDiscovery revenue	18.3	21.6	14.5
Direct costs of database, archive, and migration revenue	13.5	12.4	12.0
Product development	18.6	17.6	16.5
Selling, general and administrative	46.3	43.8	52.6
Sale of intangible trade name	(2.5)	-	-
Impairments of goodwill and intangible assets	-	34.6	34.0
Change in fair value of contingent consideration	-	-	(0.4)
Total operating expenses	94.2	130.0	129.2
Income (loss) from operations	5.8	(30.0)	(29.2)
Other income (expense):
Loss on extinguishment of debt	-	(5.0)	-

Gain from change in fair value of common stock warrant liability	0.9	2.4	1.1
Interest expense	(4.1)	(5.2)	(7.3)
Other, net	(0.6)	(0.2)	-
Total other income (expense)	(3.8)	(8.0)	(6.2)
Income (loss) before income taxes	2.0	(38.0)	(35.4)
Provision for income taxes	0.7	0.3	0.1
Net income (loss)	1.3	(38.3)	(35.5)

Total Revenues

The Company generates a large portion of its revenue from eDiscovery software and service sales. All of our eDiscovery software and services sales are sold by our direct sales force in the United States. We also generate database, archive, and migration revenue from software license sales and related services, including maintenance, support and consulting services. We sell our database, archive, and migration solutions through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 42%, 54%, and 55% of our software license revenues for fiscal 2013, 2012 and 2011, respectively. International revenues include all our software license and service revenues from customers located outside North America. International revenues accounted for 32%, 32%, and 28% of total revenues in fiscal years 2013, 2012 and 2011, respectively.

Total revenues in fiscal 2013 were $40.2 million, a decrease of $3.3 million, or 8% from fiscal 2012 revenues of $43.5 million. Total eDiscovery revenues in fiscal 2013 were $16.3 million a decrease of $3.7 million or 19% from fiscal 2012 eDiscovery revenues of $20.0 million. The decrease is primarily related to having fewer large legal matters in process in fiscal 2013 compared to fiscal 2012. Total database, archive, and migration revenues in fiscal 2013 were $23.9 million, an increase of $0.4 million or 2% from fiscal 2012 database, archive, and migration revenues of $23.5 million.

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

For fiscal 2013, 2012, and 2011, total revenues derived from the United States were 68%, 68%, and 72% of total revenues, respectively. Total revenue from the United States in absolute dollars was $27.2 million for fiscal 2013, $29.4 million for fiscal 2012, and $34.0 million for fiscal 2011. Total revenue derived from all other countries was $13.0 million for fiscal 2013, $14.1 million for fiscal 2012, and $13.0 million for fiscal 2011. On a percentage basis, revenue from other countries was 32% for fiscal 2013, 32% for fiscal 2012, and 28% for fiscal 2011.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party vendors that were directly related to the generation of eDiscovery revenue. The majority of these costs are fixed in nature and generally do not fluctuate with changes in revenue. Direct costs of eDiscovery revenue were $7.4 million in fiscal 2013, $9.4 million for fiscal 2012, and $6.8 million for fiscal 2011. The $2.0 million decrease in direct costs of eDiscovery revenue in fiscal 2013 as compared to fiscal 2012 is primarily due to a reduction in force that was completed during the second quarter of fiscal 2013. The increase in fiscal 2012 as compared to fiscal 2011 is primarily related to the acquisition of Daegis that occurred in June, 2010, resulting in eDiscovery having twelve months of costs included in fiscal 2012 and only ten months of costs included in fiscal 2011.

Direct Costs of Database, Archive, and Migration Revenue. Direct costs of database, archive, and migration revenue consist primarily of expenses related to employees, facilities, third party assistance, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migration revenue. Due to the stability and maturity of these products, the direct costs are consistent for the years presented. Direct costs of database, archive, and migration revenue were $5.4 million for fiscal 2013, $5.4 million for fiscal 2012, and $5.6 million for fiscal 2011.

Product Development. Product development efforts are focused on ongoing enhancements and functionality for Daegis Edge, as well as, Daegis Acumen and the Central Archive. We continue to develop product enhancements for all our database software, most notably, Team Developer, SQLBase, and the Composer products. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Since the number of product development employees has remained consistent, these costs have remained consistent over the periods reported. Product development costs in fiscal 2013 were $7.5 million compared to $7.7 million in both fiscal 2012 and fiscal 2011.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $18.6 million in fiscal 2013, $19.0 million in fiscal 2012, and $24.7 million for fiscal 2011. The decrease in SG&A costs in fiscal 2013as compared to fiscal 2012 is primarily due to the write-off of intangible assets in fiscal 2012 which decreased amortization of intangible assets approximately $0.6 million in fiscal 2013. This is offset by $0.6 million of severance related to the resignation of the CFO and CEO in fiscal 2013. The decrease in SG&A costs in fiscal 2012 as compared to fiscal 2011 was primarily the result of $1.4 million of transaction costs during fiscal year 2011 related to our acquisition of Daegis in June 2010. Due to the write-off of intangible assets in fiscal 2011, amortization of intangible assets decreased approximately $1.4 million in fiscal 2012. We made various cost cutting measures to reduce SG&A costs on an entity wide level. As a percentage of total revenue, SG&A expenses were 46% in fiscal 2013, 44% in fiscal 2012, and 53% in fiscal 2011. The major components of SG&A for fiscal 2013 were sales expenses of $7.5 million, marketing expenses of $1.3 million and general and administrative expenses of $9.8 million. The major components of SG&A for fiscal 2012 were sales expenses of $7.8 million, marketing expenses of $2.3 million and general and administrative expenses of $8.9 million. The major components of SG&A for fiscal 2011 were sales expenses of $7.9 million, marketing expenses of $2.6 million and general and administrative expenses of $14.2 million.

Sale of Intangible Trade Name. We sold the Unify trade name for $1.0 million in the first quarter of fiscal 2013.

Impairments of Goodwill and Intangible Assets. No impairment charges were recorded in fiscal 2013 in connection with the Company’s annual impairment analysis.

In connection with our annual impairment analysis, in fiscal 2012 the Company recorded impairment charges of $13.5 million for the goodwill related to the acquisition of Daegis, representing 69% of its carrying value. Additionally, we recorded impairment charges of $1.5 million for the intangible assets related to the acquisition of Daegis.

In connection with the annual impairment analysis, in fiscal 2011 the Company recorded impairment charges of $1.1 million for the goodwill related to the acquisition of CipherSoft, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One, representing 100% of its carrying value. Additionally, we recorded impairment charges of $0.4 million for the intangible assets related to the acquisition of CipherSoft and $3.3 million for the intangible assets related to the acquisition of AXS-One.

Change in Fair Value of Contingent Consideration. The Company calculated the fair value of contingent consideration related to net license revenue on a quarterly basis and recorded any change in the calculated amount as adjustments in the statement of operations. The contingent consideration arrangement related to the acquisition of AXS-One was completed and paid in full in fiscal 2011. There were no contingent consideration arrangements related to the June 2010 acquisition of Daegis.

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

Gain from Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the fiscal years 2013, 2012, and 2011 resulted in gains of $0.4 million, $1.1 million, and $0.5 million, respectively. These gains are due primarily to a decrease in the Company’s common stock share price during the periods.

Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $1.6 million, $2.3 million, and $3.4 million in fiscal 2013, 2012, and 2011, respectively. Fiscal 2013 and 2012 interest expense consists primarily of interest on the Wells Fargo Credit Agreement that was incurred from the refinancing of the Hercules Loan Agreement. The decrease in the interest expense for fiscal 2013 as compared to fiscal 2012 is due primarily to the lower interest rates on debt that resulted from our refinancing that occurred in the first quarter of fiscal 2012 and a decrease in the total outstanding debt. Fiscal 2011 interest expense consists primarily of interest incurred on the Hercules Loan Agreement resulting from the debt financing in conjunction with the June 2010 acquisition of Daegis.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was ($0.2 million), ($0.1 million), and $8,000 in fiscal 2013, 2012, and 2011, respectively.

Provision for Income Taxes. For fiscal 2013, the Company recorded $0.1 million in foreign tax expense and $0.2 million for state and federal tax expense. For fiscal 2012, we recorded $0.1 million in foreign tax benefit and $0.2 million for state and federal tax expense. For fiscal 2011, we recorded $39,000 in foreign tax benefit and $0.1 million for state and federal tax expense.

Liquidity and Capital Resources

At April 30, 2013, the Company had cash and cash equivalents of $5.5 million, compared to $4.8 million at April 30, 2012. The Company had net accounts receivable of $10.6 million as of April 30, 2013 and $11.0 million as of April 30, 2012.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of our assets. The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.0 million payable over four years with principal payments of $239,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. The additional annual payment based on the Company’s free cash flow for fiscal year 2013 is $1.2 million. This will be paid in the first quarter of fiscal 2014. As a result of prior free cash flow payments, the quarterly principal payment was decreased from $300,000 to $239,000. We incur interest at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2013). Term Note B is a four year note for $4.0 million payable in full at maturity on June 30, 2015. We incur interest at the prevailing LIBOR rate plus 10% per annum with a minimum rate of 12.0% (12.0% at April 30, 2013). As of April 30, 2013 there is $11.9 million outstanding on the term notes of which $2.4 million is current. Under the terms of the revolver, we can borrow up to $8.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2013). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of April 30, 2013, the Company was eligible to borrow the entire amount of $8.0 million. As of April 30, 2013 $5.5 million of the $8.0 million was borrowed on the revolving line of credit, none of which is current.

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

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2013.

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During fiscal year 2013, the Company paid $400,000 in preferred stock dividends. As of April 30, 2013, the Company had no accrued preferred stock dividends. On June 30, 2013 the preferred shares were automatically converted to 1,666,667 shares of common stock.

Except for the Wells Fargo Credit Agreement, as of April 30, 2013 the Company had no other notes payable outstanding.

As of April 30, 2013, the Company has $0.3 million in capital leases payable, $0.1 million of which is current.

We believe our existing cash of $5.5 million as of April 30, 2013, along with forecasted operating cash flows and the credit facilities under the Wells Fargo Credit Agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2014. Our operating plan assumes normal operations for the Company and the required debt service payments.

Operating Cash Flows. In fiscal 2013, we had cash flows provided by operations of $4.1 million. This compares to cash provided by operations of $5.4 million and $0.6 million in fiscal 2012 and 2011, respectively. Cash flows provided by operations for fiscal 2013 principally resulted from a net income of $0.5 million, a decrease of $0.2 million in prepaid expenses and other current assets, a $0.4 million decrease in other assets, an increase in accrued compensation and related expenses of $0.3 million, an increase in other accrued liabilities of $0.1 million, a $0.7 million increase in deferred revenue, $1.5 million of amortization of intangible assets, $1.1 million of depreciation, a $0.1 million loss on disposal of equipment, a $0.1 million loss on assets held for sale, net, and $0.6 million of stock based compensation expense. Offsetting these amounts were a $0.2 million increase in accounts receivable, a $1.0 million gain on sale of intangible trade name, and a $0.4 million gain from the change in fair value of common stock warrant liability.

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

Investing Cash Flows. Net cash provided by investing activities was $0.7 million for fiscal 2013 and was principally the result of proceeds from the sale of intangible trade name of $1.0 million. This was partially offset by cash used for the purchase of property and equipment of $0.3 million. Cash used in investing activities was $1.1 million for fiscal 2012. The cash used consisted of $1.1 million related to the purchase of property and equipment. Cash used in investing activities was $22.7 million for fiscal 2011. The cash used consisted of $21.8 million related to the acquisition of Daegis, net of acquired cash, and $0.9 million related to the purchase of property and equipment.

Financing Cash Flows. Cash used in financing activities in fiscal 2013 was $4.0 million. In fiscal 2013 uses of cash included $3.2 million of principal payments under debt obligations, $0.3 million of principal payments on capital leases, and $0.4 million of preferred stock dividend payments. Net cash used in financing activities in fiscal 2012 was $4.0 million. In fiscal 2012 uses of cash included $4.0 million of payments on the revolving line of credit, $25.0 million of principal payments under debt obligations, $0.4 million of principal payments on capital leases, $0.6 million of payment of loan costs, a $0.4 million prepayment penalty on the extinguishment of debt, and $0.3 million of payments of preferred stock dividends. Offsetting these amounts were borrowings on the term loan of $16.0 million, borrowings on the revolving line of credit of $6.5 million, proceeds from the issuance of common stock of $0.2 million, and proceeds from the issuance of preferred stock of $4.0 million. Net cash provided by financing activities in fiscal 2011 was $23.6 million. In fiscal 2011 sources of cash included $24.0 million from borrowings on the term loan and $4.5 million from borrowings on the revolving line of credit. These amounts were offset by $1.9 million of payments on the revolving line of credit, $1.4 million of principal payments under debt obligations, $0.4 million of principal payments on capital leases, and $1.2 million of payments of loan costs.

A summary of certain contractual obligations as April 30, 2013 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$17,383	$2,371	$15,012	$-	$-
Estimated interest expense	2,570	1,237	1,333	-	-
Other liabilities	582	442	-	-	140
Capital lease obligations	306	148	158	-	-
Operating leases	4,039	1,543	1,933	563	-
Total contractual cash obligations	$24,880	$5,741	$18,436	$563	$140

Other liabilities primarily include $0.4 million of severance related to the resignation of the CFO and CEO in fiscal 2013 and $0.1 million of mandatory severance costs associated with a French statutory government regulated plan covering all France employees.

Recently Issued Accounting Standards

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance became effective for Daegis beginning May 1, 2012. The Company has elected to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The adoption of this guidance did not a have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of fair value measurement and disclosure requirements. The new guidance became effective for Daegis beginning May 1, 2012. The adoption of this guidance did not a have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued authoritative guidance on the disclosure of offsetting assets and liabilities. Under the new guidance, entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance will be effective for Daegis beginning May 1, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. Cash equivalents are generally maintained in money market accounts which have as their objective preservation of principal. The Company does not believe its exposure to interest rate risk is material for cash and cash equivalents, which totaled $5.5 million as of April 30, 2013. Daegis had no short-term investments at April 30, 2013.

In June 2011, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement consists of a $12.0 million Term Note A, a $4.0 million Term Note B, and a revolving credit note agreement whereby Wells Fargo would provide up to $8.0 million. The Term Note A, Term Note B, and revolving line of credit have interest rates of LIBOR plus 5.00%, 10.00% and 5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at April 30, 2013 is approximately 0.69%. Should the LIBOR interest rate increase above 1.50% during the life of the term loans and of the revolver, the Company would have exposure to interest rate risk. As of April 30, 2013, there was $11.9 million outstanding on the term notes and $5.5 million outstanding on the revolver.

We do not use derivative financial instruments in its short-term investment portfolio, and we place our investments with high quality issuers only and, by policy, limit the amount of credit exposure to any one issuer. The Company is averse to principal loss and attempts to ensure the safety of its invested funds by limiting default, market and reinvestment risk.

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

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although Daegis takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company also has currency exchange rate exposures on cash and accounts receivable balances related to activities with the Company’s operations in France, Germany, UK, Australia and Canada. At April 30, 2013 the Company had cash held in foreign currencies of $0.3 million in Euros, $31,000 in Canadian dollars, $0.3 million in pounds sterling, and $0.1 million in Australian dollars. At April 30, 2013 the Company had accounts receivable in foreign currencies of $1.2 million in Euros, $0.3 million in pounds sterling, $0.4 million in Australian dollars, $6,000 in Japanese yen, $24,000 in Polish zloty, $17,000 in Singapore dollars, $13,000 in Hong Kong dollars, and $0.1 million in Swedish krona. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to the United States. The Company engages in no hedging activities to reduce the risk of such fluctuations. A hypothetical ten percent change in foreign currency rates could have a significant impact on the Company’s business, operating results and financial position. The Company has not experienced material exchange losses in the past; however, due to the substantial volatility of currency exchange rates, among other factors, it cannot predict the effect of exchange rate fluctuations on its future business, operating results and financial position.

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

(b) Changes in Internal Controls. Other than that noted below, there have been no changes in our internal controls over financial reporting during the fiscal year ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Prior to April 30, 2013, management implemented additional internal controls surrounding our contract modification process. Management believes that the additional internal controls have remedied the identified material weakness at April 30, 2013.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2013, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2013.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Directors and Executive Officers of the Registrant” in Part I of this report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the sections entitled “Directors, Executive Officers and Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2013 Proxy Statement under sections entitled “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the information to be contained in our 2013 Proxy Statement under sections entitled “Stock Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information to be contained in our 2013 Proxy Statement under sections entitled “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the information to be contained in our 2013 Proxy Statement under sections entitled “Principal Accounting Fees and Services”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:
     1. Consolidated Financial Statements

     Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     2. Exhibits— See Item 15(b) below.

(b) Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.8	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.9	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.10	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.11	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

4.12**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011

4.13	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011

4.14**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010

10.4*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.5	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013	10-Q	001-11807	10.1	March 8, 2013

10.6	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013	10-Q	001-11807	10.2	March 8, 2013

10.7*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010

10.8	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.8	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

10.10	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective May 28, 2013					X

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Timothy P. Bacci, Interim Chief Executive Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Susan K. Conner, Chief Financial Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	A portion of the exhibit has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAEGIS INC.

By:	/s/ TIMOTHY P. BACCI
Timothy P. Bacci
Interim Chief Executive Officer (Principal Executive Officer)

Dated: July 2, 2013

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TIMOTHY P. BACCI	Interim Chief Executive Officer	July 2, 2013
Timothy P. Bacci	(Principal Executive Officer)

/s/ STEPHEN T. BAKER	Interim Chief Financial Officer	July 2, 2013
Stephen T. Baker	(Principal Accounting Officer)

/s/ SUSAN K. CONNER	Chief Financial Officer	July 2, 2013
Susan K. Conner	(Principal Financial Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	July 2, 2013
Steven D. Whiteman

/S/ ROBERT M. BOZEMAN	Director	July 2, 2013
Robert M. Bozeman

/s/ RICHARD M. BROOKS	Director	July 2, 2013
Richard M. Brooks

/s/ TERY R. LARREW	Director	July 2, 2013
Tery R. Larrew

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Daegis Inc.

We have audited the accompanying consolidated balance sheets of Daegis Inc. (formerly Unify Corporation) (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daegis Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California
July 2, 2013

DAEGIS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,459	$4,752
Accounts receivable, net of allowances of $278 in 2013, and $345 in 2012	10,594	10,968
Prepaid expenses and other current assets	1,203	1,805
Assets held for sale	926	—
Total current assets	18,182	17,525

Property and equipment, net of accumulated depreciation of $5,526 at April 30, 2013 and
$4,837 at April 30, 2012	1,934	2,827
Goodwill	11,706	11,706
Intangibles, net	7,152	8,690
Other assets	733	1,121
Total assets	$39,707	$41,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$243	$450
Current portion of long term debt	2,519	2,945
Accrued compensation and related expenses	2,697	2,465
Common stock warrant liability	204	569
Other accrued liabilities	863	819
Deferred revenue	8,449	8,412
Liabilities held for sale	526	—
Total current liabilities	15,501	15,660

Long term debt, net of current portion	15,170	18,306
Deferred tax liabilities, net	923	734
Other long term liabilities	1,429	1,148
Total liabilities	33,023	35,848

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; 1,666,667	2	2
shares outstanding in both 2013 and 2012
Common stock, $0.001 par value; 40,000,000 shares authorized, 14,717,777	15	15
shares outstanding in both 2013 and 2012
Additional paid-in capital	100,053	99,860
Accumulated other comprehensive income	280	341
Accumulated deficit	(93,666)	(94,197)
Total stockholders’ equity	6,684	6,021
Total liabilities and stockholders’ equity	$39,707	$41,869

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2013	2012	2011
Revenues:
eDiscovery	$16,281	$19,981	$23,112
Database, archive, and migration	23,912	23,488	23,881
Total revenues	40,193	43,469	46,993
Operating expenses:
Direct costs of eDiscovery revenue	7,374	9,402	6,838
Direct costs of database, archive, and migration revenue	5,432	5,398	5,632
Product development	7,478	7,661	7,736
Selling, general and administrative	18,594	19,020	24,718
Sale of intangible trade name	(1,000)	-	-
Impairments of goodwill and intangible assets	-	15,047	15,964
Change in fair value of contingent consideration	-	-	(164)
Total operating expenses	37,878	56,528	60,724
Income (loss) from operations	2,315	(13,059)	(13,731)
Other income (expenses)
Loss on extinguishment of debt	-	(2,166)	-
Gain from change in fair value of common stock warrant liability	365	1,054	519
Interest expense	(1,632)	(2,270)	(3,406)
Other, net	(234)	(68)	8
Total other income (expense)	(1,501)	(3,450)	(2,879)
Income (loss) before income taxes	814	(16,509)	(16,610)
Provision for income taxes	282	153	55
Net income (loss)	$532	$(16,662)	$(16,665)

Income (loss) per share:
Basic	$0.01	$(1.16)	$(1.23)
Diluted	$0.01	$(1.16)	$(1.23)

Weighted-average shares used in computing income (loss) per share:
Basic	14,718	14,672	13,552
Diluted	14,728	14,672	13,552

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended April 30,
	2013	2012	2011
Net income (loss)	$532	$(16,662)	$(16,665)
Other comprehensive income (loss):
Foreign currency translation adjustments	(61)	(102)	60
Comprehensive income (loss)	$471	$(16,764)	$(16,605)

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at April 30, 2010	—	$—	10,476,633	$10	$79,919	$383	$(60,870)	$19,442
Components of
comprehensive loss:
Net loss	—	—	—	—	—	—	(16,665)	(16,665)
Translation adjustments	—	—	—	—	—	60	—	60
Total comprehensive loss								(16,605)
Issuance of common stock	—	—	2,307,363	2	7,956	—	—	7,958
Exercise of stock options	—	—	1,000	1	2	—	—	3
Conversion of debt to stock	—	—	1,793,281	2	6,274	—	—	6,276
Stock-based compensation	—	—	—	—	960	—	—	960
Balances at April 30, 2011	—	—	14,578,277	15	95,111	443	(77,535)	18,034
Components of
comprehensive loss:
Net loss	—	—	—	—	—	—	(16,662)	(16,662)
Translation adjustments	—	—	—	—	—	(102)	—	(102)
Total comprehensive loss								(16,764)
Issuance of preferred stock,
net of issuance costs	1,666,667	2	—	—	3,970	—	—	3,972
Exercise of stock options	—	—	139,500	—	192	—	—	192
Preferred stock dividends	—	—	—	—	(334)	—	—	(334)
Stock-based compensation	—	—	—	—	921	—	—	921
Balances at April 30, 2012	1,666,667	2	14,717,777	15	99,860	$341	(94,197)	6,021
Components of
comprehensive income:
Net income	—	—	—	—	—	—	532	532
Translation adjustments	—	—	—	—	—	(61)	—	(61)
Total comprehensive
income								471
Preferred stock dividends	—	—	—	—	(400)	—	—	(400)
Stock-based compensation	—	—	—	—	593	—	—	593
Balances at April 30, 2013	1,666,667	$2	14,717,777	$15	$100,053	$280	$(93,666)	$6,684

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$532	$(16,662)	$(16,665)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	1,123	1,086	830
Amortization of intangible assets	1,538	2,115	3,589
Loss on disposal of equipment	71	-	-
Loss on assets held for sale, net	110	-	-
Sale of intangible trade name	(1,000)	-	-
Loss on extinguishment of debt	-	2,166	-
Amortization of discount on notes payable	-	43	219
Interest added to long term debt principal	-	80	409
Stock based compensation expense	593	921	960
Impairments of goodwill and intangible assets	-	15,047	15,964
Changes in fair value of contingent consideration	-	-	(164)
Gain from change in fair value of common stock warrant liability	(365)	(1,054)	(519)
Changes in operating assets and liabilities:
Accounts receivable	(234)	4,655	(3,988)
Prepaid expenses and other current assets	194	(738)	(168)
Other assets	388	144	229
Accounts payable	40	(983)	663
Accrued compensation and related expenses	256	(389)	569
Other accrued liabilities	118	(1,297)	100
Deferred revenue	724	240	(1,836)
Other long term liabilities	(37)	44	425
Net cash provided by operating activities	4,051	5,418	617
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	-	(21,804)
Proceeds from sale of intangible trade name	1,000	-	-
Purchases of property and equipment	(322)	(1,132)	(852)
Net cash provided by (used in) investing activities	678	(1,132)	(22,656)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	192	2
Proceeds from issuance of preferred stock, net of issuance costs	-	3,972	-
Payment of preferred stock dividends	(400)	(334)	-
Prepayment penalty on extinguishment of debt	-	(368)	-
Payments of loan costs	-	(623)	(1,233)
Payments on revolving line of credit	-	(3,950)	(1,900)
Borrowings on revolving line of credit	-	6,500	4,500
Borrowings on term loan	-	16,000	24,000
Principal payments under debt obligations	(3,217)	(24,989)	(1,408)
Principal payments on capital leases	(345)	(365)	(351)
Net cash provided by (used in) financing activities	(3,962)	(3,965)	23,610
Effect of exchange rate changes on cash and cash equivalents	(60)	(146)	(49)
Net increase in cash and cash equivalents	707	175	1,522
Cash and cash equivalents, beginning of year	4,752	4,577	3,055
Cash and cash equivalents, end of year	$5,459	$4,752	$4,577
Supplemental cash flow information:
Cash paid for interest	$1,460	$1,938	$2,225
Cash paid for income taxes	$244	$150	$473
Supplemental non-cash investing and financing activities:
Common stock issued in conjunction with acquisition	$-	$-	$7,217
Common stock issued with conversion of convertible notes	$-	$-	$6,274
Property and equipment acquired through leases	$-	$544	$-

See accompanying notes to consolidated financial statements.

DAEGIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software. Our eDiscovery solutions include hosted software and professional services that address the full spectrum of eDiscovery needs for corporate counsel and law firms. Our eDiscovery platform, Daegis Edge, delivers a comprehensive solution that enables clients to efficiently address all phases of the eDiscovery lifecycle from information management through search and analysis to review and production. Our database, archive, and migration business includes application development, data management and application modernization. Our tools and database software help companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data.

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

The Company licenses its products principally to companies in the United States, Europe, Canada, Latin America, Russia, Japan, Singapore and Australia. For the year ended April 30, 2013, we had one customer that accounted for 21% of consolidated revenues. The customer constituted 16% of consolidated accounts receivable at April 30, 2013. The customer is in the eDiscovery segment. For the year ended April 30, 2012, the same customer accounted for 23% of consolidated revenues. The customer constituted 24% of consolidated accounts receivable at April 30, 2012. For the year ended April 30, 2011, the same customer accounted for 15% of consolidated revenues and another customer accounted for 14% of consolidated revenues. Those customers constituted 28% and 5%, respectively, of consolidated accounts receivable at April 30, 2011. Both customers are in the eDiscovery segment. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers located outside the United States. International revenues accounted for 32%, 32%, and 28% of total revenues in fiscal years 2013, 2012 and 2011, respectively.

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

			Charges
	Balance at	Beginning	(credits) to		Balance at
	beginning	balance from	operating	Write-offs	end of
	of year	acquisition	expenses	of accounts	year
			(In thousands)
Allowance for doubtful accounts
Year ended April 30, 2011	$262	$207	$160	$(126)	$503
Year ended April 30, 2012	503	-	(14)	(144)	345
Year ended April 30, 2013	345	-	130	(197)	278

Allowance for long-term accounts
receivable – reflected in other assets:
Year ended April 30, 2011	$82	$-	$9	$-	$91
Year ended April 30, 2012	91	-	8	(99)	-
Year ended April 30, 2013	-	-	-	-	-

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Capitalized Software

Under the criteria set forth in Financial Accounting Standards Board (“FASB”) guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. With respect to the Company’s software development process, technological feasibility is established upon completion of a working model. To date, the Company’s products have been released shortly after reaching technological feasibility. Therefore, development costs incurred after completion of a working model and prior to general release have not been significant. Accordingly, no software development costs have been capitalized to date.

Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may be in excess of fair value or not recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Revenue Recognition

We generate revenue from software license sales and related services, including maintenance and support, hosting, and consulting and implementation services. The Company licenses its products to end-user customers, including corporate legal and IT departments, law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). The Company’s products are generally sold with a perpetual license. The Company’s contracts with ISVs, VARs and international distributors do not include special considerations such as rights of return, stock rotation, price protection or special acceptance. We exercises judgment in connection with the determination of the amount of revenue to be recognized in each accounting period. The nature of each contractual arrangement determines how revenues and related costs are recognized.

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

For fixed price arrangements that require significant modification or customization of software, we use the percentage-of-completion method for revenue recognition. Under the percentage-of-completion method, progress towards completion is generally measured by labor hours. Included in accounts receivable on the consolidated balance sheets at April 30, 2013 and 2012, was $1.6 million and $0.2 million, respectively, of unbilled accounts receivable resulting from fixed price arrangements.

The Company considers a signed non-cancelable license agreement, a customer purchase order, a customer purchase requisition, or a sales quotation signed by an authorized purchaser of the customer to be persuasive evidence that an arrangement exists such that revenue can be recognized.

Our customer contracts may include multiple-element arrangements that include a delivered element (a software license) and undelivered elements (such as maintenance and support and/or consulting). The value allocated to the undelivered elements is unbundled from the delivered element based on vendor-specific objective evidence (“VSOE”) of fair value of the maintenance and support and/or consulting, regardless of any separate prices stated within the contract. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. We then allocate the remaining balance to the delivered element (a software license), regardless of any separate prices stated within the contract, using the residual method as the VSOE of fair value of all undelivered elements is determinable.

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

Taxes collected from customers and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statement of operations. At April 30, 2013 and April 30, 2012 we had $36,000 and $48,000 of sales taxes payable.

Warranties and Indemnification

We offer a limited warranty for product and service sales that generally provide the customer a sixty-day warranty period against defects. To date, the Company has not incurred any material costs as a result of such warranties and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

We estimate the fair value of our share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for years ended April 30, 2013, 2012, and 2011, were as follows:

	Year Ended
	April 30,
	2013	2012	2011
Expected term (in years)	4.0	4.0	4.0
Risk-free interest rate	0.5%	1.1%	1.3%
Volatility	77%	89%	84%
Dividend yield	-	-	-
Weighted-average fair value of stock options granted during the year	$1.01	$2.38	$3.38

The Company bases its expected term assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company did not pay cash dividends to common stockholders in fiscal 2013, 2012, or 2011, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The Company uses a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for fiscal years 2013, 2012, and 2011 is 20%. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

Fair Value of Common Stock Warrant Liability

We value our warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3 (see Note 7). The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Gain from change in fair value of common stock warrant liability.”

Income Taxes

The Company uses the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is additionally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

We record an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. The Company includes interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2012, we have determined that we have two reportable segments: (i) eDiscovery and (ii) database, archive, and migration. The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table included in Note 17.

Reclassifications

Certain reclassifications have been made to the prior period consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on net income.

Recently Issued Accounting Standards

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance became effective for Daegis beginning May 1, 2012. The Company has elected to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The adoption of this guidance did not a have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of fair value measurement and disclosure requirements. The new guidance became effective for Daegis beginning May 1, 2012. The adoption of this guidance did not a have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued authoritative guidance on the disclosure of offsetting assets and liabilities. Under the new guidance, entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance will be effective for Daegis beginning May 1, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Daegis is a provider of eDiscovery solutions for corporate legal departments and law firms. We believe our eDiscovery solutions complement our integrated content archiving product and that this acquisition advances the Company’s growth strategy to acquire superior software and services companies that can leverage its technology strengths and extensive customer base while enabling the combined company to meet a broader set of customer and market needs.

The goodwill of $19.5 million arising from the acquisition consists of increased market presence and opportunities, enhanced product mix and operating efficiencies expected from combining the operations of the two entities. All of the goodwill was assigned to the eDiscovery segment and is deductible for income tax purposes. In conjunction with our annual impairment test in fiscal 2012, we subsequently recorded impairment charges of $13.5 million for the goodwill and charges of $1.5 million for the intangible assets of eDiscovery. The intangible assets impaired were $0.2 million of trademarks, $1.2 million of technology-based, and $0.1 million of non-compete (see Note 5).

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

The amounts of Daegis’ revenue and earnings included in the Company’s consolidated statement of operations for the year ended April 30, 2011, and the supplemental pro forma revenue and earnings of the combined entity had the acquisition date been May 1, 2010, or May 1, 2009, are:

(in thousands, except per share amounts)	Revenue	Net income (loss)	Net income (loss) per share
Actual from June 29, 2010 to April 30, 2011	$23,112	$5,805	$0.43
Supplemental pro forma from May 1, 2010 to April 30, 2011	47,817	(17,668)	(1.30)
Supplemental pro forma from May 1, 2009 to April 30, 2010	51,811	(6,002)	(0.62)

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepaid software subscriptions, insurance, and rent. Other current assets consist primarily of taxes receivable, contracts in process, and current deposits. Prepaid expenses and other current assets at April 30, 2013 consisted of prepaid expenses of $0.8 million and other current assets of $0.4 million. Prepaid expenses and other current assets at April 30, 2012 consisted of prepaid expenses of $1.1 million and other current assets of $0.7 million.

Note 4. Property and Equipment

Property and equipment at April 30, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Equipment	$6,333	$6,457
Furniture and leasehold improvements	1,127	1,207
	7,460	7,664
Less accumulated depreciation	(5,526)	(4,837)
Property and equipment, net	$1,934	$2,827

Depreciation expense for fiscal 2013, 2012, and 2011 was $1.1 million, $1.1 million, and $0.8 million, respectively.

Note 5. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of April 30, 2013 and April 30, 2012 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2013	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,723)	2,513	7 years
Technology-based	2,638	(1,722)	916	5 years
Trademarks	4,600	(877)	3,723	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(6,422)	$18,858

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2012	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,043)	3,193	7 years
Technology-based	2,638	(1,410)	1,228	5 years
Trademarks	4,600	(331)	4,269	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(4,884)	$20,396

Acquired finite-lived intangibles are generally amortized on a straight line basis over their estimated useful life. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for fiscal 2013, 2012, and 2011 was $1.5 million, $2.1 million, and $3.6 million, respectively. The estimated future amortization expense related to intangible assets as of April 30, 2013, is as follows (in thousands):

Fiscal Year Ending April 30	Amount
2014	$1,538
2015	1,512
2016	1,096
2017	814
2018	774
Thereafter	1,418
Total	$7,152

The following table summarizes the activity in the Company's goodwill account during fiscal years 2013 and 2012:

	Year ended April 30, 2013			Year ended April 30, 2012
		Database,			Database,
		archive, and			archive, and
	eDiscovery	migration	Total	eDiscovery	migration	Total
Balance, beginning of the period	$6,064	$5,642	$11,706	$19,519	$5,642	$25,161
Impairments of goodwill	-	-	-	(13,455)	-	(13,455)
Balance, end of period	$6,064	$5,642	$11,706	$6,064	$5,642	$11,706

Goodwill at April 30, 2013, represents the excess of purchase prices of acquired companies over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes these acquisitions will produce the following results:

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

Pursuant to the accounting guidance for goodwill and other intangible assets, the Company performs a qualitative assessment to test a business unit’s goodwill for impairment. Based on our qualitative assessment, if the Company determines it is not more likely than not that the fair value of a business unit is less than its carrying amount, the two step impairment test will be performed. In the first step, the fair value of the Company is compared to its carrying value. The Company determined that the asset group to be tested for recoverability is at the business unit level as it was the lowest level at which cash flows were identifiable. The business units that contain goodwill and intangible assets are Database, eDiscovery, and Archive. In connection with the preparation of financial statements for the year ended April 30, 2013, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the all business units were not at risk of failing step one of the impairment test.

In fiscal year ended April 30, 2012 we recorded impairment charges of $13.5 million for the goodwill related to the acquisition of Daegis, representing 69% of its carrying value. The impairment charge is included in impairments of goodwill and intangible assets in the consolidated statement of operations.

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

In the fiscal year ended April 30, 2011, we recorded impairment charges of $1.1 million for the goodwill related to the acquisition of CipherSoft in January, 2009, representing 100% of its carrying value, and $11.2 million for the goodwill related to the acquisition of AXS-One in June, 2009, representing 100% of its carrying value. These impairment charges were included in impairments of goodwill and intangible assets in the consolidated statement of operations.

The Company tested the other long-lived assets of both the Ciphersoft and AXS-One business units for recoverability and concluded that the carrying value of the AXS-One intangible assets was partially recoverable while those of CipherSoft were not. As a result, the Company recorded impairment charges of $0.4 million for the intangible assets of CipherSoft and $3.3 million for the intangible assets of AXS-One during fiscal year 2011. The intangible assets impaired for CipherSoft were $0.3 million of technology-based, and $0.1 million of trade name. The intangible assets impaired for AXS-One were $0.7 million of trademarks and $2.6 million of technology-based. All other long-lived assets for both business units were deemed fully recoverable. The Company recorded these impairment charges in impairments of goodwill and intangible assets in the consolidated statement of operations.

Note 6. Credit Facility

On June 30, 2011, the Company entered into a revolving credit note agreement with Wells Fargo. Under the terms of the agreement, the Company is entitled to borrow up to $8.0 million. The total amount that can be borrowed under the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of April 30, 2013, the Company was eligible to borrow the entire $8.0 million. Interest expense is recorded on funds borrowed at the prevailing LIBOR rate plus 5.00% per annum with a minimum rate of 6.50% (6.50% as of April 30, 2013) and the agreement has a maturity date of June 30, 2015. As of April 30, 2013, there was $5.5 million outstanding on the revolver.

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

We value our warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of April 30, 2013:

	Fair value	Fair value measurement using
	April 30, 2013	Level 1	Level 2	Level 3
Common stock warrant liability	$204	$-	$-	$204

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended April 30, 2013 and 2012:

(in thousands)	Common stock warrants
Balance at April 30, 2011	$1,623
Change in fair value of common stock warrant liability	(1,054)
Balance at April 30, 2012	569
Change in fair value of common stock warrant liability	(365)
Balance at April 30, 2013	$204

Note 8. Long-Term Debt

The Company’s long-term debt consists of the following at April 30, 2013 and April 30, 2012 (in thousands):

	April 30,	April 30,
	2013	2012
Term Note A payable to Wells Fargo Capital Finance, LLC. Interest is incurred at the prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2013), payable monthly. Principal is payable over four years with principal payments of $239 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. As a result of prior free cash flow payments, the quarterly principal payment was decreased from $300 to $239. This note is secured by an interest in substantially all of the Company's assets. This note includes certain financial covenants and the Company is in compliance with such covenants at April 30, 2013.	$7,883	$11,100

Term Note B payable to Wells Fargo Capital Finance, LLC. Interest is incurred at the prevailing LIBOR rate plus 10.0% per annum with a minimum rate of 12.0% (12.0% at April 30, 2013) payable monthly. Principal is due in full at maturity, June 30, 2015.	4,000	4,000

Wells Fargo Capital Finance, LLC, revolving line of credit, interest rate at prevailing LIBOR rate plus 5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2013), payable June 30, 2015.	5,500	5,500

Capital leases, payable in monthly installments through July 2015.	306	651
	17,689	21,251
Less current portion	(2,519)	(2,945)
Total long term debt, net	$15,170	$18,306

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

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. We are in compliance with all such covenants and requirements at April 30, 2013.

A summary of future payments on long-term debt obligations as of April 30, 2013 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2014	$2,519
2015	1,081
2016	14,089
$17,689

The summary of future payments on long-term debt obligations accounts for the fiscal year 2013 annual payment of $1.2 million based on the Company’s free cash flow under Term Note A as noted above, however, it does not account for any future annual payments. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above. The summary of future payments on long-term debt obligations also includes a one-time payment of $0.4 million made in the first quarter of fiscal 2014 related to a sale of assets. Refer to Note 19 for additional discussion.

Note 9. Other Long Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Strategic Office Solutions, Inc. (dba Daegis). Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. See the schedule below for details of balances at April 30, 2013 and 2012.

	April 30,	April 30,
	2013	2012
Deferred rent related to:
Roseville office	$-	$83
New York office	101	128
Chicago office	-	-
San Francisco office	82	74
Unfavorable lease terms related to:
New Jersey office	214	294
New York office	131	194
Other:
Severance for French employees	140	123
Long term deferred support revenue	761	252
	$1,429	$1,148

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

Changes in the Company’s deferred maintenance revenue during the periods are as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2013	2012
Deferred maintenance revenue beginning balance	$8,302	$8,420
Deferred maintenance revenue recognized during period	(15,622)	(16,090)
Deferred maintenance revenue of new maintenance contracts	16,181	15,972
Deferred maintenance revenue ending balance	$8,861	$8,302

Of the deferred maintenance revenue at April 30, 2013 and 2012, $0.8 million and $0.3 million, respectively, is long-term and is included in other long-term liabilities in the consolidated balance sheet.

Note 11. Stockholders’ Equity

Preferred Stock

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock will automatically convert on a 1-for-1 basis into shares of common stock of the Company upon the earlier of the second anniversary of the financing, June 30, 2013, or the date on which the Company’s common stock has an average closing price above $4.00 per share during the preceding 30 trading days. The preferred stock includes an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During fiscal year 2013 and 2012, the Company paid $0.4 million ($0.24 per preferred share) and $0.3 million ($0.20 per preferred share) in preferred stock dividends, respectively. As of both April 30, 2013 and April 30, 2012, the Company had no accrued preferred stock dividends. On June 30, 2013 the preferred shares were automatically converted to 1,666,667 shares of common stock.

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

Stock Compensation Information

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

Share-based compensation expense includes the estimated fair value for share-based awards. Share-based compensation expenses are recognized over the vesting period of the awards, net of estimated forfeitures. For the fiscal years ended April 30, 2013, 2012, and 2011 equity-based compensation expense was comprised of the following (in thousands):

	April 30, 2013	April 30, 2012	April 30, 2011
Direct costs of revenue	$35	$72	$63
Product development	92	152	154
Selling, general, and administrative	466	697	743
Total equity-based compensation	$593	$921	$960

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of April 30, 2013. This table does not include an estimate for future grants that may be issued (in thousands).

Fiscal Year Ending April 30,	Amount
2014	$238
2015	142
2016	58
2017	3
Total	$441

The cost above is expected to be recognized over a weighted-average period of 1.16 years.

A summary of the Company’s stock option activity for the fiscal year ended April 30, 2013 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2010	1,663,497	$3.34	7.12	$1,271,375
Granted	656,100	3.38
Exercised	(16,000)	1.28
Cancelled/expired	(151,414)	3.15
Outstanding at April 30, 2011	2,152,183	3.38	6.91	550,903
Granted	839,400	2.38
Exercised	(124,500)	1.40
Cancelled/expired	(234,968)	3.11
Outstanding at April 30, 2012	2,632,115	3.18	7.24	4,449
Granted	403,500	1.27
Exercised	-	-
Cancelled/expired	(1,221,016)	3.07
Outstanding at April 30, 2013	1,814,599	2.83	6.92	15,551

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

A summary of the Company’s nonvested stock option activity for the fiscal year ended April 30, 2013 is as follows:

		Weighted-
		average
		fair
	Shares	value
Nonvested at April 30, 2012	1,005,036	1.61
Granted	403,500	1.01
Vested	(480,352)	1.52
Cancelled/expired	(480,668)	1.48
Nonvested at April 30, 2013	447,516	1.32

The total intrinsic value of awards exercised during the year ended April 30, 2013, 2012, and 2011 was $0, $0.1 million, and $26,339, respectively. The total fair value of awards vested during the year ended April 30, 2013, 2012, and 2011 was $0.7 million, $0.3 million, and $1.1 million, respectively. The total fair value of awards granted during the year ended April 30, 2013, 2012, and 2011 was $0.4 million, $1.1 million, and $1.4 million, respectively.

Additional information regarding options outstanding at April 30, 2013 is as follows:

	Options outstanding			Options exercisable
		Average	Weighted-		Weighted-
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	outstanding	price
$0.86 - 1.26	235,000	8.80	$1.16	15,000	$1.10
1.34 - 1.80	181,500	8.78	1.42	132,352	1.42
1.85 - 2.15	183,194	7.63	1.94	129,943	1.94
2.25 - 2.55	122,000	4.04	2.51	122,000	2.51
2.60 - 2.60	288,707	6.01	2.60	283,344	2.60
2.65 - 2.86	9,625	6.49	2.69	8,541	2.69
2.90 - 2.90	217,500	8.01	2.90	159,128	2.90
3.00 - 3.46	90,962	6.93	3.13	71,263	3.15
3.56 - 3.56	190,762	7.01	3.56	153,186	3.56
3.75 - 6.70	295,349	5.09	5.29	293,077	5.31

Options to purchase 1,367,834 and 1,627,079 shares at weighted average exercise prices of $3.15 and $3.49 were exercisable at April 30, 2013 and 2012. At April 30, 2013, there were 646,119 shares reserved for future grants under the 2010 Stock Plan.

Warrants

The following table presents details of the Company’s outstanding warrants as of April 30, 2013:

	Number of warrants	Number of warrants
Date of issuance	issued	outstanding	Exercise price	Expiration date
April 24, 2009	190,182	190,182	$2.75	April 24, 2014
June 29, 2010	718,860	718,860	2.45	June 29, 2020

In conjunction with private placement issuance of common stock shares in April 2004, we issued 190,182 warrants, which are exercisable at a fixed exercise price of $2.75 per share. Subject to certain exceptions, the conversion ratio and exercise price are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current or exercise price.

In conjunction with the acquisition of Daegis in June 2010, we obtained debt financing and issued 718,860 warrants, which are exercisable at a fixed exercise price of $2.45 per share.

Note 12. Income Taxes

Income (loss) before income taxes and provision for income taxes for the years ended April 30 were as follows (in thousands):

	2013	2012	2011
Domestic	$774	$(16,436)	$(14,017)
Foreign	40	(73)	(2,593)
Total income (loss) before income taxes	$814	$(16,509)	$(16,610)

Current
Foreign taxes	$89	$(74)	$52
Federal and state income taxes	3	83	4
Total current	92	9	56

Deferred
Foreign taxes	-	-	(91)
Federal and state income taxes	190	144	90
Total deferred	190	144	(1)
Provision for income taxes	$282	$153	$55

The provision for income taxes for the years ended April 30, 2013, 2012 and 2011 differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2013	2012	2011
Computed tax expense (benefit) at statutory rate	$277	$(5,613)	$(5,795)
Increases (reductions) in tax expense resulting from:
Change in valuation allowance for deferred tax assets	(88)	(1,752)	1,105
Stock-based compensation	182	297	259
Impairment	-	-	3,806
Change in fair value of warrants	(124)	(358)	(176)
Foreign operations	(3)	(4)	852
Net operating loss carryforward limitation	(235)	7,352	-
Foreign Taxes	125	(377)	-
Foreign Tax Credits	(70)	(39)	-
Other	218	647	4
Provision for income taxes	$282	$153	$55

The Company provides deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2013	2012
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	$11,659	$12,010
Capital loss carryforward	8	92
Foreign tax credits	386	224
Domestic fixed assets and other intangibles	5,038	5,106
Reserves and other accruals	629	1,034
Current assets
Deferred revenue	85	213
Allowance for losses on accounts receivable	107	131
Reserves and other accruals	466	412
Total deferred tax assets	18,378	19,222
Valuation allowance	(18,345)	(19,187)
Non-current liabilities
Domestic fixed assets and other intangibles	(33)	(35)
Foreign fixed assets and other intangibles	-	-
Goodwill	(890)	(699)
Total deferred tax liabilities	(923)	(734)
Net deferred tax assets (liabilities)	$(890)	$(699)

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company has maintained a full valuation allowance against its net deferred tax assets in all the tax jurisdictions. The valuation allowance decreased by $0.8 million in fiscal 2013, decreased by $1.9 million in fiscal 2012, and increased by $1.0 million in fiscal 2011.

At April 30, 2013, the Company had approximately $28.6 million in federal net operating loss (“NOL”) carryforwards after write-off of the limitations under the Internal Revenue Code Section 382 caused by changes in ownership, that begin to expire in fiscal year 2014 through 2033, approximately $8.2 million in California state NOL carryforwards that expire in fiscal years 2014 to 2033, approximately $84.5 million in other state NOL carryforwards that expire in fiscal years 2014 to 2033, and approximately $1.7 million in foreign NOL carryforwards that do not expire. At April 30, 2013, the Company has $0.2 million in California capital loss carryforwards which will not expire for State of California purposes.

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiary in the operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiary as such earnings are to be reinvested indefinitely. As of April 30, 2013, there is minimal amount of cumulative earnings upon which U.S. income taxes have not been provided.

At April 30, 2013, the Company had no state income tax payable, $0.1 million of foreign income tax payable, $0.2 million of state income tax receivable, and $0.1 million of foreign income tax receivable.

Uncertain Tax Positions

As of April 30, 2013 and 2012, the Company had no amount of unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2013, the Company has not recorded any interest or penalties associated with any unrecognized tax benefits.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended April 30, 2013.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2009.

Note 13. Other Income (Expenses)

Other income (expenses), net for the years ended April 30, consisted of the following (in thousands):

	2013	2012	2011
Interest income	$7	$11	$7
Foreign currency exchange loss	(241)	(80)	(151)
Other	-	1	152
Other income (expenses), net	$(234)	$(68)	$8

Note 14. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) less dividends paid and payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2012 and 2011, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year Ended April 30,
	2013	2012	2011
Net income (loss)	$532	$(16,662)	$(16,665)
Dividends paid and payable on preferred stock	(400)	(334)	-
Net income (loss) available to common stockholders	$132	$(16,996)	$(16,665)

Weighted-average shares of common stock outstanding, basic	14,718	14,672	13,552
Effect of dilutive securities	10	-	-
Weighted-average shares of common stock outstanding, diluted	14,728	14,672	13,552

Income (loss) per share of common stock:
Basic	$0.01	$(1.16)	$(1.23)
Diluted	$0.01	$(1.16)	$(1.23)

The dilutive securities above represent only those stock options, warrants, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options of 2,523,477 and common stock warrants of 909,042 for the year ended April 30, 2013. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,632,115 and common stock warrants of 1,344,986 for the year ended April 30, 2012. Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options of 2,152,183 and common stock warrants of 1,344,986 for the year ended April 30, 2011. Potentially dilutive securities that are not included in the diluted net income (loss) calculation because they would be antidilutive are 1,666,667 shares of convertible preferred stock for the year ended April 30, 2013 and 2012, and zero for the year ended April 30, 2011.

Note 15. Employee Retirement Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. The Company can, at its discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2013, 2012 and 2011, the Company contributed $0.3 million, $0.4 million, and $0.4 million, respectively, to the 401(k) Plan.

Note 16. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2017. Such leases generally have escalation clauses. Future minimum rental payments under these leases as of April 30, 2013 are as follows (in thousands):

Years Ending April 30,
2014	$1,543
2015	953
2016	980
2017	563
Thereafter	-
$4,039

Rent expense under operating leases was $1.5 million, $1.6 million and $1.6 million for the years ended April 30, 2013, 2012 and 2011, respectively.

Capital Leases

The Company has entered into arrangements for equipment and office furniture under non-cancelable capital lease arrangements expiring at various dates through fiscal 2016. Future minimum payments under these leases as of April 30, 2013 are as follows (in thousands):

Years Ending April 30,
2014	$152
2015	128
2016	32
Thereafter	-
312
Less amounts representing interest	(6)
$306

Assets capitalized through capital leases included in property and equipment at April 30, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Equipment	$1,893	$1,893
Furniture and leasehold improvements	115	115
	2,008	2,008
Less accumulated depreciation	(1,532)	(1,216)
Property and equipment, net	$476	$792

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company may not be able to accurately predict their ultimate outcome. As of April 30, 2013, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

For fiscal 2013 and 2012, total revenue from the United States was $27.2 million and $29.4 million, respectively. Total revenue from all other countries was $13.0 million for fiscal 2013 and $14.1 million for fiscal 2012. For the fourth quarter of fiscal 2013 and 2012, total revenue from the United States was $6.8 million and $6.3 million, respectively. Total revenue from all other countries was $3.0 million in the fourth quarter of fiscal 2013 and $3.5 million for the fourth quarter of fiscal 2012. Total long-lived assets as of April 30, 2013 and 2012, for the United States, were $21.5 million and $24.3 million, respectively. Total long-lived assets in all other countries were $1,000 as of April 30, 2013 and $5,000 as of April 30, 2012.

Financial information for the Company’s reportable segments is summarized below (in thousands). Fiscal 2011 segment information has been reclassified to conform to the fiscal 2013 presentation.

	For the Years Ended April 30,
	2013	2012	2011
Total revenues:
eDiscovery	$16,281	$19,981	$23,112
Database, archive, and migration	23,912	23,488	23,881
Total revenues	$40,193	$43,469	$46,993

Operating expenses:
eDiscovery	$16,336	$19,979	$16,241
Database, archive, and migration	15,304	14,786	18,557
Unallocated corporate expenses	6,238	21,763	25,926
Total operating expenses	$37,878	$56,528	$60,724

Income (loss) from operations:
eDiscovery	$(55)	$2	$6,871
Database, archive, and migration	8,608	8,702	5,324
Unallocated corporate expenses	(6,238)	(21,763)	(25,926)
Total income (loss) from operations	$2,315	$(13,059)	$(13,731)

	April 30,	April 30,
	2013	2012
Total assets:
eDiscovery	$27,700	$29,657
Database, archive, and migration	12,007	12,212
Total assets	$39,707	$41,869

Note 18. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2013 and 2012 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2013:
Total revenues	$9,638	$10,345	$10,440	$9,770
Income from operations	284	902	367	762
Net income (loss)	157	252	(65)	188

Income (loss) per share:
Basic	$0.00	$0.01	$(0.01)	$0.01
Diluted	$0.00	$0.01	$(0.01)	$0.01

Weighted-average shares used in computing income
(loss) per share:
Basic	14,718	14,718	14,718	14,718
Diluted	14,718	14,729	14,718	14,736

Year ended 2012:
Total revenues	$11,514	$11,075	$11,069	$9,811
Income (loss) from operations	845	1,198	604	(15,706)
Net income (loss)	(1,778)	795	53	(15,732)

Income (loss) per share:
Basic	$(0.12)	$0.05	$0.00	$(1.08)
Diluted	$(0.12)	$0.04	$0.00	$(1.08)

Weighted-average shares used in computing income
(loss) per share:
Basic	14,601	14,657	14,713	14,718
Diluted	14,601	14,809	14,713	14,718

As discussed in Note 5, the Company recorded a charge for impairments of goodwill and other intangible assets of $15.0 million in the fourth quarter of 2012 and $16.0 million in the fourth quarter of 2011.

Note 19. Subsequent Events

On May 22, 2013, the Company sold certain assets and liabilities including existing tangible and intangible assets which comprised the Composer Mainframe product line to Composer Solutions, LLP (“Composer Solutions”) for consideration of $0.4 million. Composer Solutions is owned by former employees of the Company, including the Company’s former CEO.

As of April 30, 2013, the sale of the Composer Mainframe product line had not been fully executed. However, as the sale was probable and the value of assets and liabilities had been identified, the Composer Mainframe product line is reflected on our balance sheet as assets and liabilities held for sale at April 30, 2013. Additionally, as the sale price is known, we have recorded a $0.1 million loss on the sale of Composer Mainframe that is recorded in the consolidated statement of operations for the year ended April 30, 2013. Total assets held for sale of $0.9 million (net of the $0.1 million loss) and total liabilities held for sale of $0.5 million are reported on the April 30, 2013 consolidated balance sheet.

On June 30, 2013, all outstanding preferred shares were automatically converted on a 1-for-1 basis to 1,666,667 shares of common stock.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.8	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.9	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.10	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.11	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.12**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011

4.13	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011

4.14**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010

10.4*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.5	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013	10-Q	001-11807	10.1	March 8, 2013

10.6	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013	10-Q	001-11807	10.2	March 8, 2013

10.7*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010

10.8	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.9	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

10.10	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective May 28, 2013					X

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1	Certification of Timothy P. Bacci, Interim Chief Executive Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Susan K. Conner, Chief Financial Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	A portion of the exhibit has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.