Form 10-Q
period 2013-07-31
DAEGIS INC.
filed 2013-08-30
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807

_______________________________

DAEGIS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2710559
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

Address of principal executive offices: 600 E. Las Colinas Blvd., Suite 1500, Irving, Texas 75039

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,384,444 shares of common stock, $0.001 par value, as of July 31, 2013.

DAEGIS INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2013	2013
ASSETS
Current assets:
Cash	$5,044	$5,459
Accounts receivable, net of allowances of $329 and $278, respectively	8,100	10,594
Prepaid expenses and other current assets	662	1,203
Assets held for sale	-	926
Total current assets	13,806	18,182

Property and equipment, net of accumulated depreciation of $5,787 and $5,526, respectively	1,672	1,934
Goodwill	11,706	11,706
Intangibles, net	6,767	7,152
Other assets	686	733
Total assets	$34,637	$39,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$455	$243
Current portion of long-term debt	1,348	2,519
Accrued compensation and related expenses	1,640	2,697
Common stock warrant liability	303	204
Other accrued liabilities	915	863
Deferred revenue	7,059	8,449
Liabilities held for sale	-	526
Total current liabilities	11,720	15,501

Long term debt, net of current portion	14,644	15,170
Deferred tax liabilities, net	883	923
Other long-term liabilities	1,352	1,429
Total liabilities	28,599	33,023

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	-	2
Common stock	17	15
Additional paid-in capital	100,040	100,053
Accumulated other comprehensive income	280	280
Accumulated deficit	(94,299)	(93,666)
Total stockholders’ equity	6,038	6,684
Total liabilities and stockholders’ equity	$34,637	$39,707

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2013	2012
Revenues:
eDiscovery	$3,328	$4,073
Database, archive, and migration	4,636	5,565
Total revenues	7,964	9,638
Operating expenses:
Direct costs of eDiscovery revenue	1,623	2,155
Direct costs of database, archive, and migration revenue	916	1,282
Product development	1,671	1,884
Selling, general and administrative	3,778	5,033
Sale of intangible trade name	-	(1,000)
Total operating expenses	7,988	9,354
Income (loss) from operations	(24)	284
Other income (expenses)
Gain (loss) from change in fair value of common stock warrant liability	(99)	460
Interest expense	(415)	(442)
Other, net	(31)	(93)
Total other (income) expenses	(545)	(75)
Income (loss) before income taxes	(569)	209
Provision for income taxes	64	52
Net income (loss)	$(633)	$157

Income (loss) per share:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00

Weighted-average shares used in computing income (loss) per share:
Basic	15,297	14,718
Diluted	15,297	14,718

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended
	July 31,
	2013	2012
Net income (loss)	$(633)	$157
Other comprehensive loss:
Foreign currency translation adjustments	-	(90)
Comprehensive income (loss)	$(633)	$67

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(633)	$157

Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	265	278
Amortization of intangible assets	385	384
Sale of intangible trade name	-	(1,000)
Stock based compensation expense	53	176
Gain from change in fair value of common stock warrant liability	99	(460)
Changes in operating assets and liabilities:
Accounts receivable	2,494	2,134
Prepaid expenses and other current assets	541	427
Other assets	47	49
Accounts payable	212	123
Accrued compensation and related expenses	(1,057)	(463)
Other accrued liabilities	(14)	(89)
Deferred revenue	(1,420)	(1,102)
Other long term liabilities	(87)	(35)
Net cash provided by operating activities	885	579

Cash flows from investing activities:
Proceeds from sale of intangible trade name	-	1,000
Purchases of property and equipment	(3)	(32)
Proceeds from assets held for sale	400	-
Net cash provided by investing activities	397	968

Cash flows from financing activities:
Payment of preferred stock dividends	-	(66)
Principal payments under debt obligations	(1,641)	(1,700)
Principal payments on capital leases	(56)	(98)
Net cash used in financing activities	(1,697)	(1,864)

Effect of exchange rate changes on cash	-	(88)
Net decrease in cash	(415)	(405)
Cash, beginning of year	5,459	4,752
Cash, end of period	$5,044	$4,347

Supplemental cash flow information:
Cash paid for interest	$341	$400
Cash paid for income taxes	14	131
Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$66	$35
Conversion of preferred stock to common stock	2	-

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Daegis Inc. (the “Company”, “we”, “us”, “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as filed with the SEC.

2. Stock Compensation Information

Stock-based compensation expense includes the estimated fair value for stock-based awards. Stock-based compensation expenses are recognized over the vesting period of the awards, net of estimated forfeitures. For the three months ended July 31, 2013 and 2012, equity-based compensation expense from operations was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Direct costs of revenue	$5	$10
Product development	13	25
Selling, general, and administrative	35	141
Total equity-based compensation	$53	$176

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of July 31, 2013. This table does not include an estimate for grants that may be issued in the future (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$112
2015	94
2016	69
2017	22
2018	2
Total	$299

The cost above is expected to be recognized over a weighted-average period of 1.6 years.

We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for three months ended July 31, 2013 and 2012, were as follows:

	Three Months Ended
	July 31,
	2013	2012
Expected term (in years)	4.0	4.0
Risk-free interest rate	0.8%	0.5%
Volatility	57%	77%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the period	$1.12	$1.09

The Company bases its expected term assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. We did not pay common stock cash dividends in fiscal 2013 or year to date in fiscal 2014, and do not anticipate paying any cash dividends on common stock in the foreseeable future. Accordingly, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, the Company has developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The Company uses a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for the three months ending July 31, 2013 and 2012 is 20%. The Company recognizes stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

A summary of the Company’s stock option activity for the three months ended July 31, 2013 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2013	1,814,559	$2.83	6.92	$15,551
Granted	204,000	1.12
Exercised	-	-
Cancelled/expired	(323,706)	2.44
Outstanding at July 31, 2013	1,694,853	2.69	6.87	87,649

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

A summary of the Company’s non-vested stock option activity for the period ended July 31, 2013 is as follows:

		Weighted-
		average
		fair
	Shares	value
Non-vested at April 30, 2013	447,516	1.32
Granted	204,000	0.49
Vested	(79,426)	1.33
Cancelled/expired	(136,452)	1.11
Non-vested at July 31, 2013	435,638	0.89

There were no awards exercised during the three months ended July 31, 2013 and 2012. The total fair value of awards vested during the three months ended July 31, 2013 and 2012 was $0.1 million and $0.2 million, respectively. The total fair value of awards granted during the three months ended July 31, 2013 and 2012 was $0.1 million and $0.4 million, respectively.

3. Sales of Assets

On May 22, 2013, the Company sold certain assets and liabilities, including existing tangible assets which comprised the Composer Mainframe product line to Composer Solutions, LLP (“Composer Solutions”) for consideration of $0.4 million. Composer Solutions is owned by former employees of the Company, including the Company’s former CEO. At April 30, 2013, assets held for sale and liabilities held for sale related to the Composer Mainframe product line was $0.9 million and $0.5 million, respectively.

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of July 31, 2013 and April 30, 2013 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
July 31, 2013	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,893)	2,343	7 years
Technology-based	2,638	(1,800)	838	5 years
Trademarks	4,600	(1,014)	3,586	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(6,807)	$18,473

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2013	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,723)	2,513	7 years
Technology-based	2,638	(1,722)	916	5 years
Trademarks	4,600	(877)	3,723	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(6,422)	$18,858

Acquired finite-lived intangibles are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended July 31, 2013 and 2012 was $0.4 million for each quarter. The estimated future amortization expense related to intangible assets as of July 31, 2013 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$1,153
2015	1,512
2016	1,096
2017	814
2018	774
Thereafter	1,418
Total	$6,767

5. Fair Value of Financial Instruments

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

The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. We based our estimates of fair value for liabilities on the amount we would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of July 31, 2013 (in thousands):

	Fair value	Fair value measurement using
	July 31, 2013	Level 1	Level 2	Level 3
Common stock warrant liability	$303	$-	$-	$303

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended July 31, 2013:

(in thousands)	Common stock warrants
Balance at April 30, 2013	$204
Change in fair value of common stock warrant liability	99
Balance at July 31, 2013	303

6. Long-Term Debt

In July 2013, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance. Under the terms of the amendment, the Company is entitled to borrow up to $18.2 million. The total amount that can be borrowed under the credit agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-As-A-Service revenue. The Wells Fargo Credit Agreement consists of two term notes and a revolving line of credit. Term Note A is for $12.2 million with quarterly principal payments of $306,000 plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. To the extent the Company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 4.50-5.0% per annum with a minimum rate of 6.50% (6.50% at July 31, 2013). Term Note B is for $1.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 9-10% per annum with a minimum rate of 12.0% (12.0% at July 31, 2013). Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 4.50-5.00% per annum with a minimum rate of 6.50% (6.50% as of July 31, 2013). The revolver has a maturity date of June 30, 2015. As of July 31, 2013, there is $2.5 million outstanding on the revolving line of credit, none of which is current.

The Company’s long-term debt consists of the following at July 31, 2013 and April 30, 2013 (in thousands):

	July 31,	April 30,
	2013	2013
Term Note A	$12,241	$7,883
Term Note B	1,000	4,000
Revolving line of credit	2,500	5,500
Capital leases	251	306
	15,992	17,689
Less current portion	(1,348)	(2,519)
Total long term debt, net	$14,644	$15,170

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

The Company is in compliance with all such covenants and requirements at July 31, 2013.

A summary of future principal payments on long-term debt obligations as of July 31, 2013 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$1,011
2015	1,350
2016	13,631
$15,992

The summary of future principal payments on long-term debt obligations does not account for the annual payments based on the Company’s free cash flow under Term Note A as noted above. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above.

7. Other Long-Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Strategic Office Solutions, Inc. (dba Daegis). Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. The table below presents the details at July 31, 2013 and April 30, 2013 (in thousands).

	July 31,	April 30,
	2013	2013
Deferred rent related to:
New York office	$90	$101
San Francisco office	81	82

Unfavorable lease terms related to:
New Jersey office	194	214
New York office	115	131

Other:
Severance for French employees	141	140
Long term deferred support revenue	731	761
	$1,352	$1,429

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

Changes in the Company’s deferred maintenance revenue were as follows (in thousands):

	Three Months Ended
	July 31,
	2013	2012
Beginning balance	$8,861	$8,302
Revenue recognized during period	(3,544)	(3,683)
New maintenance contracts	2,262	2,534
Ending balance	$7,579	$7,153

Of the deferred maintenance revenue at July 31, 2013 and April 30, 2013, $0.7 million and $0.8 million, respectively, is long-term and is included in other long-term liabilities in the consolidated balance sheet.

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

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2013 and April 30, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did the Company record any interest expense associated with any unrecognized tax benefits in the three months ended July 31, 2013 and 2012.

10. Preferred Stock

In June 2011, the Company issued, through a private placement, 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. These shares of preferred stock were automatically converted on a 1-for-1 basis into shares of common stock on June 30, 2013. The preferred stock included an annual dividend of $0.24 per share payable in cash or stock at the Company’s option. During the three months ended July 31, 2013, the Company did not pay preferred stock dividends. As of July 31, 2013, the Company had accrued $66,000 of dividends payable on preferred stock ($0.04 per preferred share) included in other accrued liabilities. These dividends were paid in August 2013.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) less dividends payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended July 31, 2013, because of our net loss available to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months Ended
	July 31,
	2013	2012
Net income (loss)	$(633)	$157
Dividends paid and payable on preferred stock	(66)	(101)
Net income (loss) available to common stockholders	$(699)	$56

Weighted-average shares of common stock outstanding, basic	15,297	14,718
Effect of dilutive securities	-	-
Weighted-average shares of common stock outstanding, diluted	15,297	14,718

Income (loss) per share of common stock:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00

Dilutive securities represent only those stock options, warrants, and preferred stock whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options and common stock warrants aggregating 1,694,853 and 909,042 shares, respectively, for the three months ended July 31, 2013. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are employee stock options and common stock warrants aggregating 2,718,084 and 1,344,986 shares, respectively, for the three months ended July 31, 2012. Potentially dilutive securities that are not included in the diluted net income calculation because they would be antidilutive are 1,666,667 shares of convertible preferred stock for the three months ended July 31, 2012. On June 30, 2013, 1,666,667 shares of preferred stock were converted into shares of common stock on a 1-for-1 basis.

12. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, beginning in the first quarter of fiscal year 2012, we determined that we have two reportable segments: (i) eDiscovery and (ii) database, archive, and migration. The accounting policies of the segments are the same as those described Note 1 of Part III, Item 15 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2013. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table.

For the three months ended July 31, 2013 and 2012, total revenue from the United States was $5.5 million and $6.8 million, respectively. Total revenue from all other countries for the three months ended July 31, 2013 and 2012 was $2.5 million and $2.8 million, respectively. Total long-lived assets as of July 31, 2013 and April 30, 2013, for the United States, were $20.8 million and $21.5 million, respectively. Total long-lived assets in all other countries were $0 as of July 31, 2013 and $1,000 as of April 30, 2013.

(in thousands)	Three Months Ended
	July 31,
	2013	2012
Total revenues:
eDiscovery	$3,328	$4,073
Database, archive, and migration	4,636	5,565
Total revenues	$7,964	$9,638

Operating expenses:
eDiscovery	$3,277	$5,107
Database, archive, and migration	2,905	3,553
Unallocated corporate expenses	1,806	694
Total operating expenses	$7,988	$9,354

Income (loss) from operations:
eDiscovery	$51	$(1,034)
Database, archive, and migration	1,731	2,012
Unallocated corporate expenses	(1,806)	(694)
Total income (loss) from operations	$(24)	$284

	July 31,	April 30,
	2013	2013
Total assets:
eDiscovery	$27,073	$27,700
Database, archive, and migration	7,564	12,007
Total assets	$34,637	$39,707

DAEGIS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software and eDiscovery industries and certain assumptions made by the Company’s management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to the anticipated impacts of acquisitions, statements made on goodwill, intangible assets, and impairment, statements about the ability to utilize deferred tax assets, and statements about other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K under “Business – Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as filed with the SEC.

Overview

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of eDiscovery, application development, data management, migration, and archiving software solutions. The Company sells its solutions through two segments. The segments are the eDiscovery segment and the database, archive, and migration segment.

Our customers include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in a Dallas suburb, Irving, Texas, with offices in Roseville, San Francisco, New York, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue Recognition
  Goodwill and Intangible Assets
  Deferred Tax Asset Valuation Allowance
  Accounts Receivable and Allowances for Doubtful Accounts
  Accounting for Stock-based Compensation
  Fair Value of Common Stock Warrant Liability

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

During the first quarter of fiscal 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2013 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 31,
	2013	2012
Revenues:
eDiscovery	41.8%	42.3%
Database, archive, and migration	58.2	57.7
Total revenues	100.0	100.0
Operating expenses:
Direct costs of eDiscovery revenue	20.4	22.4
Direct costs of database, archive, and migration revenue	11.5	13.3
Product development	21.0	19.5
Selling, general and administrative	47.4	52.2
Sale of intangible trade name	-	(10.3)
Total operating expenses	100.3	97.1
Income (loss) from operations	(0.3)	2.9
Other income (expense):
Gain (loss) from change in fair value of common stock warrant liability	(1.2)	4.8
Interest expense	(5.2)	(4.6)
Other, net	(0.4)	(1.0)
Total other income (expense)	(6.8)	(0.8)
Income (loss) before income taxes	(7.1)	2.1
Provision for income taxes	0.8	0.5
Net income (loss)	(7.9)	1.6

Total Revenues

We generate revenue from eDiscovery software and service sales, and database, archive and migration software and services. All of our eDiscovery software and services sales are sold by our direct sales force in the United States. The Company also generates database, archive, and migration revenue from software license sales and related services, including maintenance, support and consulting services. We sell our database, archive, and migration solutions through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the first quarter of fiscal 2014 were $8.0 million, a decrease of $1.7 million from the first quarter of fiscal 2013, or 17%.

Total eDiscovery revenues in the first quarter of fiscal 2014 were $3.3 million, a decrease of $0.7 million from the first quarter of fiscal 2013, or 18%. The revenue from eDiscovery fluctuates depending on the activity of our customers’ legal matters. Accordingly, the decrease in eDiscovery revenue as compared to the prior year period is primarily related to our clients having fewer large legal matters in process during the period. In addition, we have begun transitioning our business model in the eDiscovery space to focus on enterprise customers which have a longer sales cycle than our traditional clients. This transition is negatively impacting our revenues during the first quarter of fiscal 2014.

Total database, archive, and migration revenues in the first quarter of fiscal 2014 were $4.6 million, a decrease of $0.9 million or 17% from the first quarter of fiscal 2013. The decrease in database, archive, and migration revenue as compared to the prior year period is due to the sale of the Mainframe Composer product line and large software license sales in the first quarter of fiscal 2013 that did not occur in the first quarter of fiscal 2014.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party contractors that were directly related to the generation of eDiscovery revenue. The majority of these costs are fixed in nature and generally don’t fluctuate with changes in revenue. Direct costs of eDiscovery revenue were $1.6 million for the first quarter of fiscal 2014 compared to $2.2 million in the same period of fiscal 2013. The decrease in direct costs of eDiscovery revenue for the three months ended July 31, 2013 is primarily due to a reduction in workforce during the second quarter of fiscal 2013.

Direct Costs of Database, Archive, and Migration Revenue. Direct costs of database, archive, and migration revenue consist primarily of expenses related to employees, facilities, third party contractors, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migration revenue. Direct costs of database, archive, and migration revenue were $0.9 million and $1.3 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. The decrease in direct costs of database, archive, and migration revenue is primarily due to the sale of the Mainframe Composer product line.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the first quarter of fiscal 2014 were $1.7 million compared to $1.9 million in the same period of fiscal 2013. The decrease in product development expenses is primarily due to lower headcount.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $3.8 million in the first quarter of fiscal 2014 and $5.0 million for the first quarter of fiscal 2013. The decrease in SG&A expense is primarily due to a reduction in work force during the second quarter of fiscal 2013.

Sale of Intangible Trade Name. We sold our Unify trade name for $1.0 million in the first quarter of fiscal 2013.

Gain/(loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended July 31, 2013 resulted in a loss of $0.1 million. The change in fair value of common stock warrant liability for the three months ended July 31, 2012 resulted in a gain of $0.5 million. The changes in fair value of the common stock warrant liability are primarily the result of changes in the price of our stock during the quarter. During the three months ended July 31, 2013, our stock price increased resulting in an increase in the fair value of the common stock warrant liability and a corresponding loss from the change in fair value.

Interest Expense. Interest expense is primarily the result of interest on outstanding debt. Interest expense for the three months ended July 31, 2013 and 2012 was $0.4 million and $0.4 million, respectively.

Provision for Income Taxes. Our tax expense was $64,000 and $52,000 for the three months ended July 31, 2013 and 2012, respectively. For both periods, our tax expense was primarily related to our state and foreign income taxes, as well as deferred income tax expense arising from an indefinite-lived asset.

Liquidity and Capital Resources

At July 31, 2013, the Company had cash of $5.0 million compared to $5.5 million at April 30, 2013. Cash declined as a result of debt payments of $1.7 million, offset by collection activities during the quarter. The Company had net accounts receivable of $8.1 million as of July 31, 2013 compared to $10.6 million as of April 30, 2013. The decline in accounts receivable is primarily the result of collection activities as well as lower revenue during the quarter.

In July 2013, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance. Under the terms of the amendment, the Company is entitled to borrow up to $18.2 million. The total amount that can be borrowed under the credit agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-As-A-Service revenue. As of July 31, 2013, the Company was eligible to borrow an additional $1.8 million.

The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.2 million with principal payments of $306,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. To the extent the company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at July 31, 2013).

Term Note B is for $1.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 9-10% per annum with a minimum rate of 12.0% (12.0% at July 31, 2013).

As of July 31, 2013 there is $13.2 million outstanding on the term notes of which $1.2 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at July 31, 2013). The revolver has a maturity date of June 30, 2015. As of July 31, 2013 there is $2.5 million borrowed on the revolving line of credit, none of which is current.

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at July 31, 2013.

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock automatically convert on a 1-for-1 basis into shares of common stock of the Company on June 30, 2013. The preferred stock included an annual dividend of $0.24 per share, payable in cash or stock at the Company’s option. In August 2013, the Company paid $66,000 in preferred stock dividends through the period through conversion.

We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit agreement, will be sufficient to meet our anticipated working capital and other needs.

Operating Cash Flows. For the three months ended July 31, 2013 cash provided by operations was $0.9 million and was primarily the result of changes in working capital, including a reduction in accounts receivable. For the three months ended July 31, 2012 cash provided by operations was $0.6 million, also primarily the result of changes in working capital.

Investing Cash Flows. Net cash provided by investing activities was $0.4 million for the three months ended July 31, 2013 and was the result of proceeds from the sale of the Mainframe Composer product line. Net cash provided by investing activities was $1.0 million for the three months ended July 31, 2012 and was the result of proceeds from the sale of our Unify trade name.

Financing Cash Flows. Net cash used in financing activities for the three months ended July 31, 2013 was $1.7 million and was the result of principal payments on debt and capital lease obligations. Net cash used in financing activities for the three months ended July 31, 2012 was $1.9 million and was primarily the result of principal payments on debt obligations.

A summary of certain contractual obligations as January 31, 2013 is as follows (in thousands):

as of July 31, 2013 (in thousands)	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$15,741	$1,224	$14,517	$-	$-
Estimated interest expense	1,919	1,039	880	-	-
Other liabilities	541	401	-	-	140
Capital lease obligations	251	124	127	-	-
Operating leases	3,647	1,389	1,884	374	-
Total contractual cash obligations	$22,099	$4,177	$17,408	$374	$140

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

We do not believe our exposure to interest rate risk is material for cash, which totaled $5.0 million as of July 31, 2013.

The Wells Fargo Credit Agreement consists of a $12.2 million Term Note A, a $1.0 million Term Note B, and a revolving credit note agreement with $2.5 million outstanding. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 4.50-5.00%, 9-10.00% and 4.50-5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at July 31, 2013 is approximately 0.19%. A hypothetical 1% increase in the LIBOR rate would have no impact on our interest expense for the three months ended July 31, 2013 as the minimum LIBOR rate under the credit agreement was more than the current LIBOR rate plus 1%.

Foreign Currency Exchange Rate Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on the Company’s business, operating results and financial position. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. A hypothetical 1% change in foreign currency rates would not have a significant impact on the Company’s business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2013, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013. There have been no material changes in our risks from such descriptions.

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

Date: August 30, 2013	Daegis Inc.
(Registrant)

By:

/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer
(Principal Financial Officer)