Form 10-Q
period 2013-10-31
DAEGIS INC.
filed 2013-12-06
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

Registrant’s telephone number, including area code: (214) 584-6400

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

YES    ☐     NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,384,444 shares of common stock, $0.001 par value, as of December 3, 2013.

DAEGIS INC.
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2013 and	3
	April 30, 2013

	Unaudited Condensed Consolidated Statements of Operations for the three and six	4
	months ended October 31, 2013 and 2012

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for	5
	the three and six months ended October 31, 2013 and 2012

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended	6
	October 31, 2013 and 2012

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosure	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURE		26

CERTIFICATIONS		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2013	2013
ASSETS
Current assets:
Cash	$4,035	$5,459
Accounts receivable, net of allowances of $440 and $278, respectively	7,584	10,594
Prepaid expenses and other current assets	659	1,203
Assets held for sale	-	926
Total current assets	12,278	18,182

Property and equipment, net of accumulated depreciation of $5,029 and $5,526, respectively	1,439	1,934
Goodwill	11,706	11,706
Intangibles, net	6,383	7,152
Other assets	609	733
Total assets	$32,415	$39,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$657	$243
Current portion of long-term debt	1,349	2,519
Accrued compensation and related expenses	1,338	2,697
Common stock warrant liability	92	204
Other accrued liabilities	519	863
Deferred revenue	6,128	8,449
Liabilities held for sale	-	526
Total current liabilities	10,083	15,501

Long term debt, net of current portion	14,307	15,170
Deferred tax liabilities, net	938	923
Other long-term liabilities	1,220	1,429
Total liabilities	26,548	33,023

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	-	2
Common stock	17	15
Additional paid-in capital	100,079	100,053
Accumulated other comprehensive income	280	280
Accumulated deficit	(94,509)	(93,666)
Total stockholders’ equity	5,867	6,684
Total liabilities and stockholders’ equity	$32,415	$39,707

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues:
eDiscovery	$2,675	$4,043	$6,003	$8,116
Database, archive, and migration	5,061	6,302	9,697	11,867
Total revenues	7,736	10,345	15,700	19,983
Operating expenses:
Direct costs of eDiscovery revenue	1,461	2,099	3,085	4,247
Direct costs of database, archive, and migration revenue	972	1,273	1,888	2,555
Product development	1,618	1,802	3,288	3,686
Selling, general and administrative	3,719	4,269	7,497	9,309
Sale of intangible trade name	-	-	-	(1,000)
Total operating expenses	7,770	9,443	15,758	18,797
Income (loss) from operations	(34)	902	(58)	1,186
Other income (expenses)
Gain (loss) from change in fair value of common stock warrant
liability	210	(188)	112	271
Interest expense	(311)	(400)	(727)	(842)
Other, net	34	(16)	3	(108)
Total other (income) expenses	(67)	(604)	(612)	(679)
Income (loss) before income taxes	(101)	298	(670)	507
Provision for income taxes	109	46	173	98
Net income (loss)	$(210)	$252	$(843)	$409

Income (loss) per share:
Basic	$(0.01)	$0.01	$(0.06)	$0.01
Diluted	$(0.01)	$0.01	$(0.06)	$0.01

Weighted-average shares used in computing income (loss) per
share:
Basic	16,384	14,718	15,841	14,718
Diluted	16,384	14,729	15,841	14,723

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net income (loss)	$(210)	$252	$(843)	$409
Other comprehensive loss:
Foreign currency translation adjustments	-	38	-	(52)
Comprehensive income (loss)	$(210)	$290	$(843)	$357

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(843)	$409

Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	515	555
Amortization of intangible assets	769	769
Loss on disposal of equipment	75	-
Sale of intangible trade name	-	(1,000)
Stock based compensation expense	92	330
Gain from change in fair value of common stock warrant liability	(112)	(271)
Changes in operating assets and liabilities:
Accounts receivable	3,010	2,011
Prepaid expenses and other current assets	544	478
Other assets	124	112
Accounts payable	414	(52)
Accrued compensation and related expenses	(1,359)	(433)
Other accrued liabilities	(344)	44
Deferred revenue	(2,421)	(1,674)
Other long term liabilities	(94)	(12)
Net cash provided by operating activities	370	1,266

Cash flows from investing activities:
Proceeds from sale of intangible trade name	-	1,000
Purchases of property and equipment	(95)	(166)
Proceeds from assets held for sale	400	-
Net cash provided by investing activities	305	834

Cash flows from financing activities:
Payment of preferred stock dividends	(66)	(66)
Principal payments under debt obligations	(1,947)	(2,500)
Principal payments on capital leases	(86)	(197)
Net cash used in financing activities	(2,099)	(2,763)

Effect of exchange rate changes on cash	-	(52)
Net decrease in cash	(1,424)	(715)
Cash, beginning of year	5,459	4,752
Cash, end of period	$4,035	$4,037

Supplemental cash flow information:
Cash paid for interest	$613	$758
Cash paid for income taxes	117	172
Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$66	$136
Conversion of preferred stock to common stock	2	-

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

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

Certain prior period balances in our consolidated statements of operations have been reclassified between direct costs of eDiscovery revenue and selling, general and administrative expenses to conform with current presentation.

2. Stock Compensation Information

Stock-based compensation expense is determined from the estimated fair value of stock-based awards and is recognized over the vesting period of the awards, net of estimated forfeitures. For the three and six months ended October 31, 2013 and 2012, stock-based compensation expense was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Direct costs of revenue	$4	$8	$9	$18
Product development	6	23	19	48
Selling, general, and administrative	29	123	64	264
Total equity-based compensation	$39	$154	$92	$330

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of October 31, 2013. This table does not include an estimate for grants that may be issued in the future (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$77
2015	101
2016	77
2017	30
2018	5
Total	$290

The cost above is expected to be recognized over a weighted-average period of 1.6 years.

We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for six months ended October 31, 2013 and 2012, were as follows:

	Six Months Ended
	October 31,
	2013	2012
Expected term (in years)	4.0	4.0
Risk-free interest rate	0.9%	0.5%
Volatility	52%	80%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the period	$0.49	$1.02

We base our expected term assumption on our historical experience and on the terms and conditions of the stock awards we grant to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options. We did not pay common stock cash dividends in fiscal 2013 or year to date in fiscal 2014, and do not anticipate paying any cash dividends on common stock in the foreseeable future. Accordingly, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, we have developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). We use a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for the six months ending October 31, 2013 and 2012 is 20%. We recognize stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

A summary of our stock option activity for the six months ended October 31, 2013 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2013	1,814,559	$2.83	6.92	$15,551
Granted	292,000	1.21
Exercised	-	-
Cancelled/expired	(585,657)	2.85
Outstanding at October 31, 2013	1,520,902	2.50	7.08	-

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of our common stock on the last trading day of the periods ended as of the dates indicated.

A summary of our non-vested stock option activity for the period ended October 31, 2013 is as follows:

		Weighted-
		average
		fair
	Shares	value
Non-vested at April 30, 2013	447,516	1.32
Granted	292,000	0.47
Vested	(107,224)	1.37
Cancelled/expired	(140,504)	1.12
Non-vested at October 31, 2013	491,788	0.77

There were no awards exercised during the six months ended October 31, 2013 and 2012. The total fair value of awards vested during the six months ended October 31, 2013 and 2012 was $0.1 million and $0.4 million, respectively. The total fair value of awards granted during the six months ended October 31, 2013 and 2012 was $0.1 million and $0.4 million, respectively.

3. Sales of Assets

On May 22, 2013, we sold certain assets and liabilities, including existing tangible assets which comprised the Composer Mainframe product line to Composer Solutions, LLP (“Composer Solutions”) for consideration of $0.4 million. Composer Solutions is owned by former employees of the Company, including our former CEO. At April 30, 2013, assets held for sale and liabilities held for sale related to the Composer Mainframe product line was $0.9 million and $0.5 million, respectively.

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of October 31, 2013 and April 30, 2013 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
October 31, 2013	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(4,063)	2,173	7 years
Technology-based	2,638	(1,878)	760	5 years
Trademarks	4,600	(1,150)	3,450	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(7,191)	$18,089

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2013	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,723)	2,513	7 years
Technology-based	2,638	(1,722)	916	5 years
Trademarks	4,600	(877)	3,723	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(6,422)	$18,858

Acquired finite-lived intangibles are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended October 31, 2013 and 2012 was $0.4 million for each quarter. Intangible assets amortization expense for the six months ended October 31, 2013 and 2012 was $0.8 million for each period. The estimated future amortization expense related to intangible assets as of October 31, 2013 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$769
2015	1,512
2016	1,096
2017	814
2018	774
Thereafter	1,418
Total	$6,383

5. Fair Value of Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 (in thousands):

	Fair value	Fair value measurement using
	October 31, 2013	Level 1	Level 2	Level 3
Common stock warrant liability	$92	$-	$-	$92

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended October 31, 2013:

(in thousands)	Common stock warrants
Balance at April 30, 2013	$204
Change in fair value of common stock warrant liability	(112)
Balance at October 31, 2013	92

6. Long-Term Debt

In July 2013, we entered into an amendment to our Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (“Wells Fargo Credit Agreement”). Under the terms of the amendment, we are entitled to borrow up to $18.2 million. The total amount that can be borrowed under the credit agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-As-A-Service revenue. The Wells Fargo Credit Agreement consists of two term notes and a revolving line of credit. Term Note A is for $12.2 million with quarterly principal payments of $306,000 plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. To the extent the Company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.5% (6.5% at October 31, 2013). Term Note B is for $1.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 9.0-10.0% per annum with a minimum rate of 12.0% (12.0% at October 31, 2013). Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.5% (6.5% as of October 31, 2013). The revolver has a maturity date of June 30, 2015. As of October 31, 2013, there is $2.5 million outstanding on the revolving line of credit, none of which is current.

Our long-term debt consists of the following at October 31, 2013 and April 30, 2013 (in thousands):

	October 31,	April 30,
	2013	2013
Term Note A	$11,936	$7,883
Term Note B	1,000	4,000
Revolving line of credit	2,500	5,500
Capital leases	220	306
	15,656	17,689
Less current portion	(1,349)	(2,519)
Total long term debt, net	$14,307	$15,170

The Wells Fargo Credit Agreement requires ongoing compliance with certain affirmative and negative covenants. The affirmative covenants include, but are not limited to: (i) maintenance of existence and conduct of business; (ii) compliance with laws; (iii) use of proceeds; and (iv) books and records and inspection. The negative covenants set forth in the Wells Fargo Credit Agreement include, but are not limited to, restrictions on our ability (and on our subsidiaries): (i) with certain limited exceptions, to create, incur, assume or allow to exist indebtedness; (ii) with certain limited exceptions, to create, incur, assume or allow to exist liens on properties; (iii) with certain limited exceptions, to make certain payments, transfers of property, or investments; or (iv) with certain limited exceptions, to make acquisitions.

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

We are in compliance with all such covenants and requirements at October 31, 2013.

A summary of future principal payments on long-term debt obligations as of October 31, 2013 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$675
2015	1,350
2016	13,631
$15,656

The summary of future principal payments on long-term debt obligations does not account for the annual payments based on our free cash flow under Term Note A as noted above. The amount of these payments is not known; however, when they are determined it will accelerate the payment schedule outlined above.

7. Other Long-Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Strategic Office Solutions, Inc. (dba Daegis). Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. The table below presents the details at October 31, 2013 and April 30, 2013 (in thousands).

	October 31,	April 30,
	2013	2013
Deferred rent related to :
Irving office	$11	$-
Roseville office	41	-
New York office	180	101
San Francisco office	55	82

Unfavorable lease terms related to:
New Jersey office	107	214
New York office	25	131

Other:
Severance for French employees	140	140
Long term deferred support revenue	661	761
	$1,220	$1,429

8. Maintenance Contracts

We offer maintenance contracts to our customers at the time they enter into a product license agreement and renew those contracts, at the customers’ option, generally on an annual basis thereafter. The specific terms and conditions of these initial maintenance contracts and subsequent renewals vary depending upon the product licensed and the country in which we conduct business. Generally, maintenance contracts provide the customer with unspecified product maintenance updates and customer support services. Revenue from maintenance contracts is initially deferred and then recognized ratably over the term of the agreements.

Changes in our deferred maintenance revenue were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Beginning balance	$7,579	$7,153	$8,861	$8,302
Revenue recognized during period	(3,494)	(4,346)	(7,039)	(8,028)
New maintenance contracts	2,518	3,795	4,781	6,328
Ending balance	$6,603	$6,602	$6,603	$6,602

Of the deferred maintenance revenue at October 31, 2013 and April 30, 2013, $0.7 million and $0.8 million, respectively, is long-term and is included in other long-term liabilities in the consolidated balance sheet.

9. Income Taxes

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2008. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2013 and April 30, 2013, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did we record any interest expense associated with any unrecognized tax benefits in the six months ended October 31, 2013 and 2012.

10. Preferred Stock

In June 2011, we issued, through a private placement, 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. These shares of preferred stock were automatically converted on a 1-for-1 basis into shares of common stock on June 30, 2013. The preferred stock included an annual dividend of $0.24 per share payable in cash or stock at our option. In August 2013, we paid $66,000 of dividends on preferred stock ($0.04 per preferred share).

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

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net income (loss)	$(210)	$252	$(843)	$409
Dividends paid and payable on preferred stock	-	(101)	(66)	(202)
Net income (loss) available to common stockholders	$(210)	$151	$(909)	$207

Weighted-average shares of common stock outstanding, basic	16,384	14,718	15,841	14,718
Effect of dilutive securities	-	11	-	5
Weighted-average shares of common stock outstanding, diluted	16,384	14,729	15,841	14,723

Income (loss) per share of common stock:
Basic	$(0.01)	$0.01	$(0.06)	$0.01
Diluted	$(0.01)	$0.01	$(0.06)	$0.01

Antidilutive securities
Stock options	1,520,902	2,629,497	1,520,902	2,724,519
Warrants	909,042	909,042	909,042	909,042
Preferred stock	-	1,666,667	-	1,666,667

Potentially dilutive securities that are not included in the diluted net loss calculation are antidilutive because the exercise prices of these securities are greater than the average market price of the stock during the respective periods. On June 30, 2013, 1,666,667 shares of preferred stock were converted into shares of common stock on a 1-for-1 basis.

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

For the three months ended October 31, 2013 and 2012, total revenue from the United States was $5.0 million and $6.7 million, respectively. Total revenue from all other countries for the three months ended October 31, 2013 and 2012 was $2.7 million and $3.6 million, respectively. For the six months ended October 31, 2013 and 2012, total revenue from the United States was $10.5 million and $13.6 million, respectively. Total revenue from all other countries for the six months ended October 31, 2013 and 2012 was $5.2 million and $6.4 million, respectively. Total long-lived assets as of October 31, 2013 and April 30, 2013, for the United States, were $20.1 million and $21.5 million, respectively. Total long-lived assets in all other countries were $0 as of October 31, 2013 and $1,000 as of April 30, 2013.

(in thousands)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Total revenues:
eDiscovery	$2,675	$4,043	$6,003	$8,116
Database, archive, and migration	5,061	6,302	9,697	11,867
Total revenues	$7,736	$10,345	$15,700	$19,983

Operating expenses:
eDiscovery	$2,963	$4,326	$6,240	$9,433
Database, archive, and migration	3,062	3,577	5,967	7,130
Unallocated corporate expenses	1,745	1,540	3,551	2,234
Total operating expenses	$7,770	$9,443	$15,758	$18,797

Income (loss) from operations:
eDiscovery	$(288)	$(283)	$(237)	$(1,317)
Database, archive, and migration	1,999	2,725	3,730	4,737
Unallocated corporate expenses	(1,745)	(1,540)	(3,551)	(2,234)
Total income (loss) from operations	$(34)	$902	$(58)	$1,186

	October 31,	April 30,
	2013	2013
Total assets:
eDiscovery	$26,514	$27,700
Database, archive, and migration	5,901	12,007
Total assets	$32,415	$39,707

13. Subsequent Events

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. We expect to incur a charge of approximately $1.2 million to $1.4 million related to this alignment in the second half of fiscal year 2014. As a result of this alignment, our operating segments will change in the third quarter to reflect how the chief operating decision maker evaluates the business.

On November 8, 2013, we filed a current report on Form 8-K related to a letter received from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that, for the thirty consecutive business days ending November 6, 2013, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). The notification has no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market.

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

Our customers include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in a Dallas suburb, Irving, Texas, with offices in Roseville, California, San Francisco, New York, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

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

Our database, archive, and migration business includes application development, data management and application modernization. Our tools and database software help companies to maximize value and reduce cost in the development, deployment, management and retention of business applications and data. Our application development and data management software products include Team Developer, SQLBase, Unify NXJ, DataServer, VISION and ACCELL. Our application modernization solutions include Composer Notes, Composer Sabertooth and Composer CipherSoft. Our enterprise archiving software enables our customers to preserve, manage, and dispose of their electronically stored information (“ESI”) for regulatory compliance and information governance.

On December 3, 2013, we announced the completion of our organizational realignment in which the archive and eDiscovery businesses were combined. We expect to incur a charge of $1.2 million related to this realignment in the second half of fiscal year 2014. Beginning in the third quarter, we will change our segment reporting to reflect the realignment.

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

During the second quarter of fiscal 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2013 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Revenues:
eDiscovery	34.6%	39.1%	38.2%	40.6%
Database, archive, and migration	65.4	60.9	61.8	59.4
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Direct costs of eDiscovery revenue	18.9	21.5	19.6	21.9
Direct costs of database, archive, and migration revenue	12.6	12.3	12.2	12.8
Product development	20.9	17.4	20.9	18.5
Selling, general and administrative	48.0	40.1	47.7	45.9
Sale of intangible trade name	-	-	-	(5.0)
Total operating expenses	100.4	91.3	100.4	94.1
Income (loss) from operations	(0.4)	8.7	(0.4)	5.9
Other income (expense):
Gain (loss) from change in fair value of common stock warrant	2.7	(1.8)	0.7	1.4
Interest expense	(4.0)	(3.9)	(4.6)	(4.2)
Other, net	0.4	(0.1)	0.0	(0.6)
Total other income (expense)	(0.9)	(5.8)	(3.9)	(3.4)
Income (loss) before income taxes	(1.3)	2.9	(4.3)	2.5
Provision for income taxes	1.4	0.5	1.1	0.5
Net income (loss)	(2.7)	2.4	(5.4)	2.0

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

Total revenues in the second quarter of fiscal 2014 were $7.7 million, a decrease of $2.6 million from the second quarter of fiscal 2013, or 25%. Total revenues for the six months ended October 31, 2013 were $15.7 million, a decrease of $4.3 million from the same period last year, or 21%.

Total eDiscovery revenues in the second quarter of fiscal 2014 were $2.7 million, a decrease of $1.4 million from the second quarter of fiscal 2013, or 34%. Total eDiscovery revenues for the six months ended October 31, 2013 were $6.0 million, a decrease of $2.1 million from the same period last year, or 26%. The revenue from eDiscovery fluctuates depending on the activity of our clients’ legal matters. Accordingly, the decrease in eDiscovery revenue as compared to the prior year period is primarily related to our clients having fewer large legal matters in process during the period. In addition, we have begun transitioning our business model to bring to market a single solution for information governance, compliance and litigation readiness. This transition is negatively impacting our revenues during the second quarter and first half of fiscal 2014. Our largest client, which represented 21% of our consolidated revenue during fiscal year 2013, has declined to 18% of consolidated revenue during the second quarter of fiscal year 2014. This revenue relates to a large multi-year legal matter that is expected to conclude during the second half of fiscal year 2014. As a result, we expect the associated revenue to end during the second half of fiscal 2014.

Excluding the results of the Mainframe Composer product line, which was sold at the beginning of fiscal year 2014, total database, archive, and migration revenues in the second quarter of fiscal 2014 were $5.1 million, a decrease of $1.0 million or 16% from the second quarter of fiscal 2013. Excluding the results of the Mainframe Composer product line, total database, archive, and migration revenues for the six months ended October 31, 2013 were $9.7 million, a decrease of $1.6 million from the same period last year, or 14%. The decrease in database, archive, and migration revenue as compared to the prior year period is due to the expected non-renewal of a $0.6 million maintenance contract, and a $0.3 million software license sales in the second quarter and first half of fiscal 2013 that did not occur in the first quarter of fiscal 2014.

Operating Expenses

Direct Costs of eDiscovery Revenue. Direct costs of eDiscovery revenue consist primarily of expenses related to employees, facilities, and third party contractors that were directly related to the generation of eDiscovery revenue. The majority of these costs are fixed in nature and generally don’t fluctuate with changes in revenue. Direct costs of eDiscovery revenue were $1.5 million for the second quarter of fiscal 2014 compared to $2.1 million in the same period of fiscal 2013. Direct costs of eDiscovery revenue were $3.1 million for the six months ended October 31, 2013 compared to $4.2 million in the same period of fiscal 2013. The decrease in direct costs of eDiscovery revenue is primarily due to a reduction in workforce during the second quarter of fiscal 2013.

Direct Costs of Database, Archive, and Migration Revenue. Direct costs of database, archive, and migration revenue consist primarily of expenses related to employees, facilities, third party contractors, royalty payments, and the amortization of purchased technology from third parties that were directly related to the generation of database, archive, and migration revenue. Direct costs of database, archive, and migration revenue were $1.0 million and $1.3 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Direct costs of database, archive, and migration revenue were $1.9 million for the six months ended October 31, 2013 compared to $2.6 million in the same period of fiscal 2013. The decrease in direct costs of database, archive, and migration revenue is primarily due to the sale of the Mainframe Composer product line which had costs of $0.2 million and $0.5 million during the second quarter and first half of fiscal year 2013, respectively.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the second quarter of fiscal 2014 were $1.6 million compared to $1.8 million in the same period of fiscal 2013. Product development costs were $3.3 million for the six months ended October 31, 2013 compared to $3.7 million in the same period of fiscal 2013. The decrease in product development expenses is primarily due to lower wages and benefit related costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $3.7 million in the second quarter of fiscal 2014 and $4.3 million for the second quarter of fiscal 2013. SG&A expenses were $7.5 million for the six months ended October 31, 2013 compared to $9.3 million in the same period of fiscal 2013. The decrease in SG&A expense is primarily due to a reduction in work force during the second quarter of fiscal 2013, offset somewhat by increased costs related to the move of our corporate headquarters to the Dallas, Texas area.

Sale of Intangible Trade Name. We sold our Unify trade name for $1.0 million in the first quarter of fiscal 2013.

Gain/(loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended October 31, 2013 resulted in a gain of $0.2 million, compared to a loss of $0.2 million in same period last year. The change in fair value of common stock warrant liability for the six months ended October 31, 2013 resulted in a gain of $0.1 million, compared to a gain of $0.3 million in the same period last year. The changes in fair value of the common stock warrant liability are primarily the result of changes in the price of our common stock during the period. During the six months ended October 31, 2013, our stock price decreased resulting in a decrease in the fair value of the common stock warrant liability and a corresponding gain from the change in fair value.

Interest Expense. Interest expense is primarily the result of interest on outstanding debt. Interest expense for the second quarter of fiscal year 2014 was $0.3 million compared to $0.4 million for the same period last year. Interest expense for the six months ended October 31, 2013 was $0.7 million compared to $0.8 million for the same period last year. The decline in interest expense is the result of more favorable interest rates from the amendment of our Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance.

Provision for Income Taxes. Our tax expense in the second quarter of fiscal year 2014 was $109,000 compared to $46,000 for the same period last year. Income tax expense for the six months ended October 31, 2013 was $173,000 compared to $98,000 in the same period last year. Our tax expense was primarily related to our state and foreign income taxes, as well as deferred income tax expense arising from an indefinite-lived asset.

Liquidity and Capital Resources

At October 31, 2013, the Company had cash of $4.0 million compared to $5.5 million at April 30, 2013. Cash declined primarily as a result of debt payments of $1.9 million, offset by proceeds from the sale of the Mainframe Composer product line $0.4 million. The Company had net accounts receivable of $7.6 million as of October 31, 2013 compared to $10.6 million as of April 30, 2013. The decline in accounts receivable is primarily the result of collection activities as well as lower revenue during the period.

In October 2013, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance. Under the terms of the amendment, the Company is entitled to borrow up to $18.2 million. The total amount that can be borrowed under the credit agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-As-A-Service revenue. As of October 31, 2013, the Company was eligible to borrow an additional $1.2 million.

The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.2 million with principal payments of $306,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. To the extent the company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at October 31, 2013).

Term Note B is for $1.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 9-10% per annum with a minimum rate of 12.0% (12.0% at October 31, 2013).

As of October 31, 2013 there is $12.9 million outstanding on the term notes of which $1.2 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at October 31, 2013). The revolver has a maturity date of June 30, 2015. As of October 31, 2013 there is $2.5 million borrowed on the revolving line of credit, none of which is current.

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2013.

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock automatically converted on a 1-for-1 basis into shares of common stock of the Company on June 30, 2013. The preferred stock included an annual dividend of $0.24 per share, payable in cash or stock at the Company’s option. In August 2013, the Company paid $66,000 in preferred stock dividends through the period through conversion.

We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit agreement, will be sufficient to meet our anticipated working capital and other needs.

Operating Cash Flows. For the six months ended October 31, 2013 cash provided by operations was $0.4 million compared to $1.3 million for the same period last year. The reduction in operating cash flows was primarily the result the reduction in revenue, offset somewhat by lower costs.

Investing Cash Flows. Net cash provided by investing activities was $0.3 million for the six months ended October 31, 2013 and was primarily the result of proceeds from the sale of the Mainframe Composer product line. Net cash provided by investing activities was $0.8 million for the six months ended October 31, 2012 and was the result of proceeds from the sale of our Unify trade name.

Financing Cash Flows. Net cash used in financing activities for the six months ended October 31, 2013 was $2.1 million compared to $2.8 million for the same period last year. The decline in financing cash outflows was primarily due to lower principal payments on the Wells Fargo term debt. The principal payment in the first quarter of each year includes an additional variable payment based on the Company’s free cash flow for the year.

A summary of certain contractual obligations is as follows (in thousands):

as of October 31, 2013 (in thousands)	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$15,436	$1,224	$14,212	$-	$-
Estimated interest expense	1,648	1,015	633	-	-
Other liabilities	251	111	-	-	140
Capital lease obligations	220	125	95	-	-
Operating leases	4,305	1,345	2,644	316	-
Total contractual cash obligations	$21,860	$3,820	$17,584	$316	$140

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash, and its long term debt, which contains notes with variable interest rates.

We do not believe our exposure to interest rate risk is material for cash, which totaled $4.0 million as of October 31, 2013.

The Wells Fargo Credit Agreement consists of a $11.9 million Term Note A, a $1.0 million Term Note B, and a revolving credit note agreement with $2.5 million outstanding. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 4.50-5.00%, 9-10.00% and 4.50-5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at October 31, 2013 is approximately 0.17%. A hypothetical 1% increase in the LIBOR rate would have no impact on our interest expense for the three months ended October 31, 2013 as the minimum LIBOR rate under the credit agreement was more than the current LIBOR rate plus 1%.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2013, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013. There have been no material changes in our risks from such descriptions.

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

Date: December 6, 2013	Daegis Inc.
(Registrant)

By:

/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer
(Principal Financial Officer)