Form 10-Q
period 2014-01-31
DAEGIS INC.
filed 2014-03-03
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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

YES    ☐     NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,384,444 shares of common stock, $0.001 par value, as of March 3, 2014.

DAEGIS INC.
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2014 and	3
	April 30, 2013

	Unaudited Condensed Consolidated Statements of Operations for the three and nine	4
	months ended January 31, 2014 and 2013

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for	5
	the three and nine months ended January 31, 2014 and 2013

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months	6
	ended January 31, 2014 and 2013

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	15
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURE		24

CERTIFICATIONS		25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2014	2013
ASSETS
Current assets:
Cash	$4,013	$5,459
Accounts receivable, net of allowances of $407 and $278, respectively	8,863	10,594
Prepaid expenses and other current assets	640	1,203
Assets held for sale	-	926
Total current assets	13,516	18,182

Property and equipment, net of accumulated depreciation of $4,714 and $5,526, respectively	1,244	1,934
Goodwill	11,706	11,706
Intangibles, net	5,998	7,152
Other assets	579	733
Total assets	$33,043	$39,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$438	$243
Current portion of long-term debt	1,350	2,519
Accrued compensation and related expenses	1,635	2,697
Common stock warrant liability	255	204
Other accrued liabilities	1,003	863
Deferred revenue	7,186	8,449
Liabilities held for sale	-	526
Total current liabilities	11,867	15,501

Long term debt, net of current portion	13,959	15,170
Deferred tax liabilities, net	983	923
Other long-term liabilities	1,207	1,429
Total liabilities	28,016	33,023

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	2
Common stock	17	15
Additional paid-in capital	100,117	100,053
Accumulated other comprehensive income	280	280
Accumulated deficit	(95,387)	(93,666)
Total stockholders’ equity	5,027	6,684
Total liabilities and stockholders’ equity	$33,043	$39,707

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenues:
Archive and eDiscovery	$4,779	6,902	14,936	19,528
Database and migration	3,109	3,538	8,652	10,895
Total revenues	7,888	10,440	23,588	30,423
Operating expenses:
Direct costs of archive and eDiscovery revenue	1,966	2,287	6,077	7,669
Direct costs of database and migration revenue	494	826	1,357	2,252
Product development	1,395	1,725	4,683	5,411
Selling, general and administrative	4,311	5,235	11,807	14,538
Sale of intangible trade name	-	-	-	(1,000)
Total operating expenses	8,166	10,073	23,924	28,870
Income (loss) from operations	(278)	367	(336)	1,553
Other income (expenses)
Gain (loss) from change in fair value of common stock warrant liability	(163)	31	(51)	303
Interest expense	(312)	(407)	(1,039)	(1,249)
Other, net	(54)	19	(51)	(90)
Total other income (expenses)	(529)	(357)	(1,141)	(1,036)
Income (loss) before income taxes	(807)	10	(1,477)	517
Provision for income taxes	71	75	244	173
Net income (loss)	$(878)	$(65)	$(1,721)	$344

Income (loss) per share:
Basic	$(0.05)	$(0.01)	$(0.11)	$0.00
Diluted	$(0.05)	$(0.01)	$(0.11)	$0.00

Weighted-average shares used in computing income (loss) per share:
Basic	16,384	14,718	16,022	14,718
Diluted	16,384	14,718	16,022	14,726

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net income (loss)	$(878)	$(65)	$(1,721)	$344
Other comprehensive income (loss):
Foreign currency translation adjustments	-	10	-	(42)
Comprehensive income (loss)	$(878)	$(55)	$(1,721)	$302

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,721)	$344

Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	740	842
Amortization of intangible assets	1,154	1,154
Loss on disposal of equipment	199	71
Sale of intangible trade name	-	(1,000)
Provision for doubtful accounts	129	(75)
Stock based compensation expense	130	492
Deferred tax liability	60	101
(Gain) loss from change in fair value of common stock warrant liability	51	(303)
Changes in operating assets and liabilities:
Accounts receivable	1,602	1,420
Prepaid expenses and other current assets	563	726
Other assets	154	162
Accounts payable	195	102
Accrued compensation and related expenses	(1,062)	(69)
Other accrued liabilities	140	159
Deferred revenue	(1,137)	(1,907)
Other long term liabilities	(348)	(182)
Net cash provided by operating activities	849	2,037

Cash flows from investing activities:
Proceeds from sale of intangible trade name	-	1,000
Proceeds from sale of property and equipment	4	-
Proceeds from assets held for sale	400	-
Purchases of property and equipment	(253)	(209)
Net cash provided by investing activities	151	791

Cash flows from financing activities:
Payment of preferred stock dividends	(66)	(66)
Principal payments under debt obligations	(2,253)	(2,739)
Principal payments on capital leases	(127)	(298)
Net cash used in financing activities	(2,446)	(3,103)

Effect of exchange rate changes on cash	-	(41)
Net decrease in cash	(1,446)	(316)
Cash, beginning of year	5,459	4,752
Cash, end of period	$4,013	$4,436

Supplemental cash flow information:
Cash paid for interest	$889	$1,004
Cash paid for income taxes	151	209
Supplemental non-cash investing and financing activities:
Accrued preferred stock dividends	$-	$236

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

1. Basis of Presentation

The condensed consolidated financial statements prepared by Daegis Inc. (the “Company”, “we”, “us”, “our”) have been derived from our audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as filed with the SEC.

In the third quarter of fiscal year 2014, after the alignment of our Archive and eDiscovery operations, we determined that we have two reportable segments: (i) Archive and eDiscovery and (ii) database and migration. As a result, we have restated historical results to reflect those new reporting segments.

Certain prior period balances in our consolidated statements of operations have been reclassified between direct costs of eDiscovery revenue and selling, general and administrative expenses to conform with current presentation.

2. Stock Compensation Information

Stock-based compensation expense is determined from the estimated fair value of stock-based awards and is recognized over the vesting period of the awards, net of estimated forfeitures. For the three and nine months ended January 31, 2014 and 2013, stock-based compensation expense was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Direct costs of revenue	$3	9	12	27
Product development	5	21	24	70
Selling, general, and administrative	30	131	94	395
Total equity-based compensation	$38	$161	$130	$492

The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of January 31, 2014. This table does not include an estimate for grants that may be issued in the future (in thousands).

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$35
2015	96
2016	72
2017	31
2018	5
Total	$239

The cost above is expected to be recognized over a weighted-average period of 2.9 years.

We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options are estimated at the date of grant. The weighted-average input assumptions used and resulting fair values for the nine months ended January 31, 2014 and 2013, were as follows:

	Nine Months Ended
	January 31,
	2014	2013
Expected term (in years)	4.0	4.0
Risk-free interest rate	0.9%	0.5%
Volatility	51%	77%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the period	$0.47	$1.01

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

We recognize expense only for the stock-based awards that are ultimately expected to vest. Therefore, we have developed an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). We use a forfeiture rate that is estimated based on historical forfeiture experience, and is applied to all stock-based awards. The forfeiture rate used for the nine months ending January 31, 2014 and 2013 is 20%. We recognize stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period.

A summary of our stock option activity for the nine months ended January 31, 2014 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2013	1,814,559	$2.83	6.92	$15,551
Granted	316,000	1.19
Exercised	-	-
Cancelled/expired	(725,200)	2.69
Outstanding at January 31, 2014	1,405,359	2.53	6.82	31,412

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of our common stock on the last trading day of the periods ended as of the dates indicated.

A summary of our non-vested stock option activity for the period ended January 31, 2014 is as follows:

		Weighted-
		average
		fair
	Shares	value
Non-vested at April 30, 2013	447,516	1.32
Granted	316,000	0.47
Vested	(148,718)	1.37
Cancelled/expired	(158,875)	1.14
Non-vested at January 31, 2014	455,923	0.67

There were no awards exercised during the nine months ended January 31, 2014 and 2013. The total fair value of awards vested during the nine months ended January 31, 2014 and 2013 was $0.2 million and $0.6 million, respectively. The total fair value of awards granted during the nine months ended January 31, 2014 and 2013 was $0.2 million and $0.4 million, respectively.

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

4. Goodwill and Intangible Assets

The following tables present details of the Company’s goodwill and intangible assets as of January 31, 2014 and April 30, 2013 (in thousands).

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
January 31, 2014	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(4,233)	2,003	7 years
Technology-based	2,638	(1,956)	682	5 years
Trademarks	4,600	(1,287)	3,313	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(7,576)	$17,704

	Gross		Net	Weighted-
	carrying	Accumulated	carrying	average
April 30, 2013	amount	amortization	amount	useful life
Indefinite Lives:
Goodwill	$11,706	$-	$11,706	-
Finite Lives:
Customer-related	6,236	(3,723)	2,513	7 years
Technology-based	2,638	(1,722)	916	5 years
Trademarks	4,600	(877)	3,723	10 years
Trade name	100	(100)	-	2 years
Total	$25,280	$(6,422)	$18,858

Acquired finite-lived intangibles are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangibles is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible assets amortization expense for the three months ended January 31, 2014 and 2013 was $0.4 million for each quarter. Intangible assets amortization expense for the nine months ended January 31, 2014 and 2013 was $1.2 million for each period. The estimated future amortization expense related to intangible assets as of January 31, 2014 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$384
2015	1,512
2016	1,096
2017	814
2018	774
Thereafter	1,418
Total	$5,998

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

Fair Value on a Recurring Basis

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended January 31, 2014:

(in thousands)	Common stock warrants
Balance at April 30, 2013	$204
Change in fair value of common stock warrant liability	51
Balance at January 31, 2014	255

6. Accrued Restructuring Charge

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. The alignment included movement of our operations, workforce reductions, abandonment of excess facilities and other charges in the Archive and eDiscovery reportable segment.

To determine the loss on abandonment of the lease, which is the net present value of our future lease payments reduced by expected sublease income, certain estimates were made related to the (1) time period over which the relevant facility would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

A summary of the restructuring and other costs recognized for the three months ended January 31, 2014 are as follows:

				Deferred
		Lease	Asset	Rent	Other
	Severance	Abandonment	Impairment	Liability	Costs	Total
Amounts expected to be incurred	$428	$482	$127	$(356)	$67	$748

Amounts incurred for the three months
January 31, 2014	$347	$482	$127	$(356)	$67	$667

At January 31, 2014, the accrued liability associated with the realignment consisted of the following:

		Lease
	Severance	Abandonment	Total
Charges	$347	$482	$829
Payments	(170)	(130)	(300)
Accrued liability at January 31, 2014	$177	$352	$529

The remaining accrual as of January 31, 2014 consists of $0.3 million that is expected to be paid during the fourth quarter of fiscal 2014 and $0.2 million expected to be paid through various dates by May 2016.

The restructuring and other related charges are included in the selling, general administrative expense line item in the Consolidated Statements of Operations.

7. Long-Term Debt

In July 2013, we entered into an amendment to our Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (“Wells Fargo Credit Agreement”). Under the terms of the amendment, we are entitled to borrow up to $18.2 million. The total amount that can be borrowed under the credit agreement is based on a multiplier factor of the trailing twelve months of maintenance and recurring Software-As-A-Service revenue. The Wells Fargo Credit Agreement consists of two term notes and a revolving line of credit. Term Note A is for $12.2 million with quarterly principal payments of $306,000 plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. To the extent the Company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.5% (6.5% at January 31, 2014). Term Note B is for $1.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 9.0-10.0% per annum with a minimum rate of 12.0% (12.0% at January 31, 2014). Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.5% (6.5% as of January 31, 2014). The revolver has a maturity date of June 30, 2015. As of January 31, 2014, there is $2.5 million outstanding on the revolving line of credit, none of which is current.

Our long-term debt consists of the following at January 31, 2014 and April 30, 2013 (in thousands):

	January 31,	April 30,
	2014	2013
Term Note A	$11,630	$7,883
Term Note B	1,000	4,000
Revolving line of credit	2,500	5,500
Capital leases	179	306
	15,309	17,689
Less current portion	(1,350)	(2,519)
Total long term debt, net	$13,959	$15,170

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

We are in compliance with all such covenants and requirements at January 31, 2014.

A summary of future principal payments on long-term debt obligations as of January 31, 2014 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2014	$327
2015	1,350
2016	13,632
$15,309

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2014 and April 30, 2013, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did we record any interest expense associated with any unrecognized tax benefits in the nine months ended January 31, 2014 and 2013.

9. Preferred Stock

In June 2011, we issued, through a private placement, 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. These shares of preferred stock were automatically converted on a 1-for-1 basis into shares of common stock on June 30, 2013. The preferred stock included an annual dividend of $0.24 per share payable in cash or stock at our option. In August 2013, we paid a final dividend of $66,000 on this preferred stock ($0.04 per preferred share).

10. Earnings (Loss) Per Share

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

(in thousands, except share amounts)	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net income (loss)	$(878)	$(65)	$(1,721)	$344
Dividends paid and payable on preferred stock	-	(101)	(66)	(302)
Net income (loss) available to common stockholders	$(878)	$(166)	$(1,787)	$42

Weighted-average shares of common stock outstanding, basic	16,384	14,718	16,022	14,718
Effect of dilutive securities	-	-	-	8
Weighted-average shares of common stock outstanding, diluted	16,384	14,718	16,022	14,726

Income (loss) per share of common stock:
Basic	$(0.05)	$(0.01)	$(0.11)	$0.00
Diluted	$(0.05)	$(0.01)	$(0.11)	$0.00

Antidilutive securities
Weighted average number of stock options	1,465,291	2,357,470	1,620,718	2,632,813
Weighted average number of warrants	909,042	909,042	909,042	909,042
Weighted average number of preferred stock	-	1,666,667	-	1,666,667

Potentially dilutive securities that are not included in the diluted net loss calculation are antidilutive because the exercise prices of these securities are greater than the average market price of the stock during the respective periods. As noted above, the 1,666,667 shares of preferred stock were converted into shares of common stock on a 1-for-1 basis.

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, in the third quarter of fiscal year 2014 after the alignment of our Archive and eDiscovery operations, we determined that we have two reportable segments: (i) Archive and eDiscovery and (ii) database and migration. As a result, we have restated historical results to reflect those new reporting segments.

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

For the three months ended January 31, 2014 and 2013, total revenue from the United States was $5.4 million and $6.9 million, respectively. Total revenue from all other countries for the three months ended January 31, 2014 and 2013 was $2.5 million and $3.5 million, respectively. For the nine months ended January 31, 2014 and 2013, total revenue from the United States was $15.9 million and $20.4 million, respectively. Total revenue from all other countries for the nine months ended January 31, 2014 and 2013 was $7.8 million and $10 million, respectively. Total long-lived assets as of January 31, 2014 and April 30, 2013, for the United States, were $19.5 million and $21.5 million, respectively. Total long-lived assets in all other countries were $0 as of January 31, 2014 and $1,000 as of April 30, 2013.

(in thousands)	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Total revenues:
Archive and eDiscovery	$4,779	$6,902	14,936	19,528
Database and migration	3,109	3,538	8,652	10,895
Total revenues	$7,888	$10,440	$23,588	$30,423

Operating expenses:
Archive and eDiscovery	$4,438	$5,612	13,423	18,075
Database and migration	1,619	2,221	4,842	6,197
Unallocated corporate expenses	2,109	2,240	5,659	4,598
Total operating expenses	$8,166	$10,073	$23,924	$28,870

Income (loss) from operations:
Archive and eDiscovery	$341	$1,290	$1,513	$1,453
Database and migration	1,490	1,317	3,810	4,698
Unallocated corporate expenses	(2,109)	(2,240)	(5,659)	(4,598)
Total income (loss) from operations	$(278)	$367	$(336)	$1,553

	January 31,	April 30,
	2014	2013
Total assets:
Archive and eDiscovery	$29,181	$33,108
Database and migration	3,862	6,599
Total assets	$33,043	$39,707

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

Overview

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global archiving, eDiscovery and software development tools company. The Company sells its solutions through two segments. The segments are the Archive and eDiscovery segment and the Database and Migration segment.

On December 3, 2013, we announced the completion of our organizational alignment. As a result of this alignment, we have combined our Archive and eDiscovery operations into one reporting segment, and our Database and Migration tools operations will be reported as a separate segment. We have restated historical results to reflect these new reporting segments.

Our clients include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in a Dallas suburb, Irving, Texas, with offices in Roseville, California, Rutherford, New Jersey, Canada, Australia, France, Germany, and the United Kingdom (“UK”). We market and sell our solutions directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

Our Archive and eDiscovery solutions include software and services that address the full spectrum of archiving, information governance and eDiscovery for corporations and law firms. We deliver leading-edge archive and eDiscovery software through Daegis Edge, an end-to-end platform for managing the eDiscovery life cycle, Daegis Acumen technology assisted review and Daegis AXS-One enterprise information archiving. Daegis also offers specialized services including data collection, analytics consulting, project management and managed document review.

Our Database and Migration business includes software for mobile and Web application development, data management and application modernization. Our application development and data management software products include TD Mobile, Team Developer, SQLBase, NXJ, DataServer, VISION and ACCELL. Our application modernization solutions include Composer Notes, Composer Sabertooth and Composer CipherSoft.

As a result of the organizational alignment discussed above, we recorded restructuring charges related to the movement of our operations, workforce reductions, lease abandonment and other related charges. During the three months ended January 31, 2014, we recorded a restructuring charge of $0.7 million. As of January 31, 2014, our accrued liability for unpaid restructuring charges was $0.5 million. The remaining accrual as of January 31, 2014 consists of $0.3 million that is expected to be paid during the fourth quarter of fiscal 2014 and $0.2 million expected to be paid through various dates by May 2016.

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

During the third quarter of fiscal 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2013 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months		Nine Months
	January 31,		January 31,
	2014	2013	2014	2013
Revenues:
Archive and eDiscovery	60.6%	66.1%	63.3%	64.2%
Database and migration	39.4	33.9	36.7	35.8
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Direct costs of archive and eDiscovery revenue	24.9	21.9	25.8	25.2
Direct costs of database and migration revenue	6.3	8.0	5.7	7.4
Product development	17.7	16.5	19.8	17.8
Selling, general and administrative	54.6	50.1	50.2	47.8
Sale of intangible trade name	-	-	-	(3.3)
Total operating expenses	103.5	96.5	101.5	94.9
Income (loss) from operations	(3.5)	3.5	(1.5)	5.1
Other income (expenses)
Gain (loss) from change in fair value of common stock warrant liability	(2.0)	0.3	(0.2)	1.0
Interest expense	(4.0)	(3.9)	(4.4)	(4.1)
Other, net	(0.7)	0.2	(0.2)	(0.3)
Total other (income) expenses	(6.7)	(3.4)	(4.8)	(3.4)
Income (loss) before income taxes	(10.2)	0.1	(6.3)	1.7
Provision for income taxes	0.9	0.7	1.0	0.6
Net income (loss)	(11.1)	(0.6)	(7.3)	1.1

Total Revenues

We generate revenue from archive and eDiscovery software and services, and database and migration software and services. All of our archive and eDiscovery software and services sales are sold by our direct sales force. The Company also generates database and migration revenue from software license sales and related services, including maintenance, support and consulting services. We sell our database and migration solutions through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the third quarter of fiscal 2014 were $7.9 million, a decrease of $2.6 million from the third quarter of fiscal 2013, or 24%. Total revenues for the nine months ended January 31, 2014 were $23.6 million, a decrease of $6.8 million from the same period last year, or 22%.

Total Archive and eDiscovery revenues in the third quarter of fiscal 2014 were $4.8 million, a decrease of $2.1 million from the third quarter of fiscal 2013, or 31%. Total Archive and eDiscovery revenues for the nine months ended January 31, 2014 were $14.9 million, a decrease of $4.6 million from the same period last year, or 24%. The revenue from Archive and eDiscovery fluctuates depending on the activity of our clients’ legal matters. Accordingly, the decrease in Archive and eDiscovery revenue as compared to the prior year period is primarily related to the reduction in services to our largest client as the particular matter is expected to be substantially complete by the end of fiscal year 2014. This client, which represented 21% of our consolidated revenue during fiscal year 2013, has declined to 15% of consolidated revenue during the third quarter of fiscal year 2014. In addition, we have begun transitioning our business model to bring to market a single solution for information governance, compliance and litigation readiness. This transition is negatively impacting our revenues during the third quarter and nine months ended January 31, 2014 due to longer sales cycles.

Database and Migration revenues in the third quarter of fiscal year 2014 were $3.1 million compared to $3.5 million in the prior year period. For the nine months ended January 31, 2014, revenues were $8.7 million compared to $10.9 million in the prior year period. The decline in revenue is primarily related to the sale of the Mainframe Composer product line in the first quarter of fiscal year 2014. Excluding this revenue, total database and migration revenue decreased $0.1 million in the third quarter of fiscal 2014 and $1.3 million for the nine months ended January 31, 2014. This decrease is due a decline in maintenance revenue of $0.2 million for the third quarter and $1.3 million for the nine month period. Maintenance revenue declined primarily as a result of the expected non-renewal of a large maintenance contract which resulted in $0.1 million and $0.8 million in the third quarter FY 13 and nine months ended January 31, 2013, respectively.

Operating Expenses

Direct Costs of Archive and eDiscovery Revenue. Direct costs of Archive and eDiscovery revenue consist primarily of expenses related to employees, facilities, third party contractors and royalty payments that were directly related to the generation of archive and eDiscovery revenue. The majority of these costs are fixed in nature and generally do not fluctuate with changes in revenue. Direct costs of Archive and eDiscovery revenue were $2.0 million for the third quarter of fiscal 2014 compared to $2.3 million in the same period of fiscal 2013. The decrease in direct costs of Archive and eDiscovery revenue for the third quarter is primarily due to cost reductions related to the organizational alignment during the third quarter of fiscal 2014. Direct costs of Archive and eDiscovery revenue were $6.1 million for the nine months ended January 31, 2014 compared to $7.7 million in the same period of fiscal 2013. The decrease in direct costs of Archive and eDiscovery revenue for the year to date period is primarily due to a reduction in workforce during fiscal 2013 as well as cost reductions related to the organizational alignment in the third quarter of fiscal 2014.

Direct Costs of Database, and Migration Revenue. Direct costs of database and migration revenue consist primarily of expenses related to employees, facilities, third party contractors, and royalty payments that were directly related to the generation of database and migration revenue. Direct costs of database and migration revenue were $0.5 million and $0.8 million for the third quarter of fiscal 2014 and fiscal 2013, respectively. Direct costs of database and migration revenue were $1.4 million for the nine months ended January 31, 2014 compared to $2.3 million in the same period of fiscal 2013. The decrease in direct costs of database and migration revenue is primarily due to the sale of the Mainframe Composer product line which had costs of $0.3 million and $0.8 million during the third quarter and first nine months of fiscal year 2013, respectively.

Product Development. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the third quarter of fiscal 2014 were $1.4 million compared to $1.7 million in the same period of fiscal 2013. Product development costs were $4.7 million for the nine months ended January 31, 2014 compared to $5.4 million in the same period of fiscal 2013. The decrease in product development expenses is primarily due to a reduction in workforce during fiscal 2013.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, amortization of intangible assets, and bad debt expense. SG&A expenses were $4.3 million in the third quarter of fiscal 2014 and $5.3 million for the third quarter of fiscal 2013. SG&A expenses were $11.8 million for the nine months ended January 31, 2014 compared to $14.6 million in the same period of fiscal 2013. The decrease in SG&A expense is primarily due to reduction in salary and related costs of $2.5 million from our reduction in work force during fiscal 2013, severance and other costs related to the resignation of our CEO and CFO of $0.6 million in the third quarter of FY 13 and a reduction in facility related costs from the closure of one of our offices of $0.4 million, offset somewhat by charges related to our organizational alignment of $0.7 million in the third quarter of fiscal year 2014.

Sale of Intangible Trade Name. We sold our Unify trade name for $1.0 million in the first quarter of fiscal 2013.

Gain/(loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended January 31, 2014 resulted in a loss of $0.2 million, compared to a gain of $31,000 in same period last year. The change in fair value of common stock warrant liability for the nine months ended January 31, 2014 resulted in a loss of $51,000 compared to a gain of $0.3 million in the same period last year. The changes in fair value of the common stock warrant liability are primarily the result of changes in the price of our common stock during the period. Increases in our stock price result in a higher warrant liability and a corresponding loss. A decrease in our stock price will reduce the warrant liability with a corresponding gain.

Interest Expense. Interest expense for the third quarter of fiscal year 2014 was $0.3 million compared to $0.4 million for the same period last year. Interest expense for the nine months ended January 31, 2014 was $1.0 million compared to $1.2 million for the same period last year. The decline in interest expense is the result of more favorable interest rates from the amendment in July 2013 of our Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance.

Provision for Income Taxes. Our tax expense in the third quarter of fiscal year 2014 was $71,000 compared to $75,000 for the same period last year. Income tax expense for the nine months ended January 31, 2014 was $244,000 compared to $173,000 in the same period last year. Our tax expense was primarily related to our state and foreign income taxes, as well as deferred income tax expense arising from an indefinite-lived asset.

Liquidity and Capital Resources

At January 31, 2014, the Company had cash of $4.0 million compared to $5.5 million at April 30, 2013. Cash declined primarily as a result of our excess cash flow debt payments of $1.6 million as well as lower revenue during the period, offset by operating expense reductions and proceeds from the sale of the Mainframe Composer product line $0.4 million. The Company had net accounts receivable of $8.9 million as of January 31, 2014 compared to $10.6 million as of April 30, 2013. The decline in accounts receivable is primarily the result of collection activities as well as lower revenue during the period.

In July 2013, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (the “Credit Agreement”). Under the terms of the amendment, the Company is entitled to borrow up to $18.2 million. The total amount that can be borrowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue. As of January 31, 2014, the Company was eligible to borrow an additional $1.1 million.

The Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.2 million with principal payments of $306,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. To the extent the company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at January 31, 2014).

Term Note B is for $1.0 million payable in full at maturity, June 30, 2015. The Company incurs interest at the prevailing LIBOR rate plus 9-10% per annum with a minimum rate of 12.0% (12.0% at January 31, 2014).

As of January 31, 2014 there is $12.6 million outstanding on the term notes of which $1.2 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at January 31, 2014). The revolver has a maturity date of June 30, 2015. As of January 31, 2014 there is $2.5 million borrowed on the revolving line of credit, none of which is current.

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2014.

In June 2011, the Company issued through a private placement 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock automatically converted on a 1-for-1 basis into shares of common stock of the Company on June 30, 2013. The preferred stock included an annual dividend of $0.24 per share, payable in cash or stock at the Company’s option. In August 2013, we paid a final $66,000 preferred stock dividend through the period through conversion.

Operating Cash Flows. For the nine months ended January 31, 2014 cash provided by operations was $0.8 million compared to $2.0 million for the same period last year. The reduction in operating cash flows was primarily the result the reduction in revenue, offset somewhat by lower costs.

Investing Cash Flows. Net cash provided by investing activities was $0.2 million for the nine months ended January 31, 2014 and was primarily the result of proceeds from the sale of the Mainframe Composer product line, offset by capital expenditures. Net cash provided by investing activities was $0.8 million for the nine months ended January 31, 2013 and was the result of proceeds from the sale of our Unify trade name, offset by capital expenditures.

Financing Cash Flows. Net cash used in financing activities for the nine months ended January 31, 2014 was $2.4 million compared to $3.1 million for the same period last year. The decline in financing cash outflows was primarily due to lower principal payments on the Credit Agreement. The principal payment in the first quarter of each year includes an additional variable payment based on the Company’s excess cash flow for the year.

We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit agreement, will be sufficient to meet our anticipated working capital and other needs.

A summary of certain contractual obligations is as follows (in thousands):

as of January 31, 2014 (in thousands)	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$15,130	$1,224	$13,906	$-	$-
Estimated interest expense	1,386	995	391	-	-
Other liabilities	362	221	-	-	141
Capital lease obligations	179	126	53	-	-
Operating leases	3,976	1,377	2,502	97	-
Total contractual cash obligations	$21,033	$3,943	$16,852	$97	$141

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all France employees, and severance costs related to the alignment of our Archive and eDiscovery operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio, which consists of cash, and its long term debt, which contains notes with variable interest rates.

We do not believe our exposure to interest rate risk is material to cash, which totaled $4.0 million as of January 31, 2014.

The Wells Fargo Credit Agreement consists of outstanding balances of a $11.6 million Term Note A, a $1.0 million Term Note B, and a revolving credit note agreement of $2.5 million. The Term Note A, Term Note B, and revolving line of credit have interest rate of LIBOR plus 4.50-5.00%, 9-10.00% and 4.50-5.00%, respectively. The minimum LIBOR used in the interest rate is 1.50% for Term Note A and the revolving line of credit and 2.00% for Term Note B. LIBOR at January 31, 2014 is approximately 0.17%. A hypothetical 1% increase in the LIBOR rate would have no impact on our interest expense for the three months ended January 31, 2014 as the minimum LIBOR rate under the credit agreement was more than the current LIBOR rate plus 1%.

Foreign Currency Exchange Rate Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on the Company’s business, operating results and financial position. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on its future operating results. A hypothetical 1% change in foreign currency rates would not have a significant impact on the Company’s business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2014, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

Date: March 3, 2014	Daegis Inc.
(Registrant)

By:

/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer
(Principal Financial Officer)