Form 10-K
period 2014-04-30
DAEGIS INC.
filed 2014-06-20
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014
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
YES ☐     NO ☒

As of October 31, 2013, the aggregate market value of the common stock of Daegis Inc. held by non-affiliates was $11,639,270.

As of April 30, 2014, Daegis Inc. had 16,384,444 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 1. BUSINESS

The Company

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of archive, eDiscovery, application development, data management and migration software solutions. In Fiscal 2014, we completed the restructuring and realignment of our company to meet customer and market needs and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance and eDiscovery solution that provides end-to-end data preservation and litigation readiness for our customers and clients. Accordingly, today we sell our solutions through two segments: the Archive and eDiscovery segment and the Development, Database, and Migration Tools segment.

Our Archive and eDiscovery solutions simplify and reduce the cost of information governance and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

Our Development, Database, and Migration Tools business, Gupta Technologies (“Gupta”), includes mobile, Web and .NET application development, data management and application modernization software. Gupta delivers highly productive application development software. Gupta’s data management solutions are highly scalable and high performance. Gupta’s Composer Technologies product line offers automated software and services for migrating Lotus Notes and Oracle Forms applications. Our products include TD Mobile, Team Developer, SQLBase, Report Builder, NXJ, DataServer, VISION, ACCELL, Composer Notes and Composer CipherSoft.

Our customers and clients include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Irving, Texas, with offices in Roseville, California and Rutherford, New Jersey and international sales and support offices in Australia, Canada, France, Germany, and the United Kingdom (“UK”). We market and sell our software directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

The Company was initially incorporated as Unify Corporation in California in 1980 and reincorporated in Delaware on April 10, 1996. On July 6, 2011 the Company changed its name to Daegis Inc. Our headquarters office is located at 600 E. Las Colinas Blvd., Suite 1500, Irving, Texas, 75039. Our telephone number is 1-800-828-7660. Our websites are www.daegis.com and www.guptatechnologies.com.

Products

Archive and eDiscovery Solutions

The Daegis AXS-One® Archive is secure, highly scalable archiving software for managing the preservation, collection, review and disposal of structured and unstructured data. Daegis AXS-One simplifies and reduces the cost of information governance and eDiscovery while lowering risk related to organizational data.

Daegis® Edge is an eDiscovery platform hosted in the cloud that gives clients control of the eDiscovery process from information management through search and analysis to review and production. Edge provides an iterative, validated and defensible approach to eDiscovery and helps clients reduce costs and mitigate risks. Edge is differentiated with its Cross-Matter Management (CMM) and built-in Technology-Assisted Review (TAR). CMM repurposes custodian data and attorney work product to eliminate redundant processing and review across serial, class-action and multi-district litigation. Our TAR solution, Daegis Acumen, reduces the number of documents requiring eyes-on review, which can reduce review time with greater accuracy than linear review. Daegis gives clients the choice between fully managed or self-directed eDiscovery and provides managed document review, project management and search analytics consulting services.

Combined, Daegis Edge and AXS-One Archive simplify and reduce the cost of information governance and eDiscovery, by uniting processes into one cohesive solution.

Application Development Products

TD Mobile is easy to use software for developing mobile enterprise applications for smartphones and tablets across all mobile platforms. TD Mobile, released January 2014, accelerates development time and reduces the cost to build mobile enterprise applications by packaging the technologies needed into one system. Mobile enterprise applications require integration with device features including camera and GPS, security and off-line capabilities, ability to run on all device types and OSs, and connection to one or more backend data sources. TD Mobile was purpose-built to deliver on these requirements and enable developers of all skill levels to create mobile apps quickly and easily.

Team Developer® is a rapid application development product that shortens the cycle for developing and deploying Microsoft Windows and .NET based applications. Team Developer enables increased development productivity and performance, deployment to the Microsoft .NET framework, and building hosted applications in the cloud.

NXJ® is a visual environment for the rapid development of Java web applications. NXJ is distinguished by a combination of intuitive visual design, flexible programming, and ease of integration via Web and backend services for delivering enterprise class web-based applications.

ACCELL® is character-based application development and database software for the purpose of querying databases and producing reports. The ACCELL products support interfaces to leading database products including DataServer, IBM DB2, Microsoft SQL Server and Oracle. The ACCELL product suite includes ACCELL/SQL, for customer/server applications and ACCELL/IDS for embedded applications using DataServer ELS.

VISION® is a graphical, customer/server application development system that allows for the creation and modification of complex business applications based on customer/server technology. VISION consists of a component framework and includes technology to allow organizations to integrate custom-built and packaged applications with the Internet.

Database Management Products

SQLBase® is a fully relational embedded database that allows organizations to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. SQLBase provides a self-recovering, maintenance-free embedded database architecture that enables IT departments, ISVs and VARs to focus on their solution, rather than the underlying database technology.

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

Application Modernization and Migration Solutions

Composer CipherSoft is a software and consulting services solution that automates the conversion of Oracle Forms and PL/SQL code to Java. Composer CipherSoft converts the application while preserving the existing business logic/work flow and user experience.

Composer Notes is a software and consulting services solution for converting IBM Notes applications to the Microsoft platform. Composer Notes delivers migration of Notes applications to the Microsoft stack while preserving the business logic/workflow and user experience in order to avoid disruption to end users.

Composer Sabertooth delivers a complimentary solution to our Team Developer product, designed for organizations requiring standardization and consolidation of their IT systems and applications to the Microsoft .NET platform.

Customers and Clients

Our customers and clients include corporate IT departments, legal departments, law firms, software VARs, SIs and ISVs from a variety of industries. For the year ended April 30, 2014, we had one client that accounted for 17% of consolidated revenues and constituted 19% of consolidated accounts receivable at April 30, 2014. For the year ended April 30, 2013, the same client accounted for 21% of consolidated revenues and constituted 27% of consolidated accounts receivable at April 30, 2013. For the year ended April 30, 2012, the same client accounted for 23% of consolidated revenues and constituted 24% of consolidated accounts receivable at April 30, 2012.

Sales, Marketing and Distribution

Our products and professional services are marketed and distributed to customers and clients globally using a combination of a direct sales force and indirect distribution channels, including ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage the Company’s sales, support and consulting resources to provide complete solutions to our customers and clients.

Our direct sales organization consists of sales representatives and technical sales support consultants. We market our products internationally through sales and support offices in the UK, France, Germany, Canada and Australia. We have distributors in Africa, Asia Pacific, Europe, Japan, North, Latin and South America, and Russia. International revenues accounted for 47%, 32% and 32% of total revenues in fiscal years 2014, 2013 and 2012, respectively.

Our marketing is focused on sales development, demand generation, and market awareness for our products and services. Marketing activities include product marketing, strategic demand generation, public relations, social media, customer and client communications, webinars and events, trade shows and our Web sites.

As of April 30, 2014, we had a total of 26 employees engaged in sales and marketing activities. Of those employees, 19 were located in the United States and 7 were located in other countries.

Customer and Client Services and Support

Our customer and client services support organizations play an important role in maintaining customer and client satisfaction and enabling customers and clients to be successful using the Company’s products and services.

Project Management

Our eDiscovery project managers work collaboratively with clients to determine project specifications, develop workflows and offer helpful advice and consultative support as the primary client interface throughout the duration of each project.

Professional Services and Consulting

We offer a full range of consulting services ranging from application installation and archive implementation services including delivering a proof of concept to completed projects. Consulting services include: project management, search analytics consulting, managed document review services, archive implementations, application migrations, application updates, technology/knowledge transfer, application architecture audits and database tuning. Consulting services are tailored to customer and client-defined needs and include project scoping, development plans, hands-on development tasks, project management, and metrics and key performance indicators.

Customer and Client Support and Maintenance

We provide customer and client support via telephone, online forums, and e-mail from support centers located in California, New Jersey, Australia, France, Holland, and the UK. Distribution partners provide telephone support to international customers and clients with technical assistance from our support personnel who also respond to e-mail inquiries. Customers and clients are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support.

As of April 30, 2014, we had a total of 50 employees engaged in providing customer and client support and professional services. Of those employees, 38 were located in the United States and 12 were located in other countries.

Product Development

Product development efforts are focused on the development of our roadmap for Daegis Edge, Daegis Acumen, Daegis AXS-One, TD Mobile, Team Developer, SQLBase, NXJ VISION, Composer CipherSoft and Composer Notes. Our investments in product development for fiscal 2014, 2013 and 2012, were $5.9 million, $7.5 million and $7.7 million, respectively.

Our software products have been developed internally; however, we have licensed certain software components from third parties and we may do so again in the future. We are committed to delivering products that meet customer and client and market needs today and into the future.

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

The enterprise information archiving market is a fast-changing market due primarily to new use cases for archiving such as social media, new cloud archiving solutions and changes in the related eDiscovery software market. There are a number of competitive archive vendors including: HP Autonomy, Proofpoint, Symatec Enterprise Vault, and ZL Technologies.

Our database migration products compete in the market with dozens of other companies that provide application modernization solutions, application development products, and databases. These competitors include IBM, Microsoft and Oracle. The mobile enterprise application development market is experiencing rapid growth and with the release of TD Mobile, additional competitors include: Appcelerator, Embarcadero, Sencha, SAP and Telerik. These competitors are well-capitalized companies with significantly greater financial, technical and marketing resources, as well as greater name recognition and larger customer bases. In many cases, they have had mobile development solutions on the market for several years. Our solutions are competitive from a technical capability, rich interface and ease of use, and service and pricing perspectives.

We generally derive sales from new eDiscovery and archiving solution wins, application modernization initiatives, mobile enterprise development initiatives and product version upgrades. As a result, the key competitive factor is generally the decision by a client as to whether or not to begin a new project or upgrade or remain status quo. Organizations choose our software for a variety of factors, including the ability to deliver leading edge technology and services, the high level of client service and support we provide and our price point, which gives clients a cost-effective solution to their business problem.

As new products and technologies are introduced, increased competition could result in fewer customer and client orders, reduced prices and reduced gross margins, any one of which could adversely affect our business, operating results, and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers and clients. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share. Such competition could adversely affect our ability to sell additional licenses and maintenance and support renewals on favorable terms.

Employees

As of April 30, 2014, we had a total of 123 employees, including 29 in product development, 26 in sales and marketing, 50 in professional services and customer and client support, and 18 in finance and general administration. Of these employees, 102 were located in the United States and 21 were located in other countries.

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

ITEM 1A. RISK FACTORS

In evaluating our business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K and in our other filings with the SEC. All of the following risks could materially and adversely affect our business, financial condition and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report on Form 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition and financial results.

The markets in which we compete are subject to rapid technological change.

The markets in which we compete are characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer and client demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

Our future success will depend in part upon our ability to address the increasingly sophisticated needs of customers and clients by developing new product functionality and enhancements that keep pace with technological developments, emerging industry standards and customers and client requirements.

There can be no assurance that our products will continue to be perceived by our customers and clients as technologically advantageous or that we will not experience difficulties that delay or prevent the sale of enhancements to existing products that meet with a significant degree of market acceptance. If the release dates of any future product enhancements, or new products are delayed, or if when released, they fail to achieve market acceptance, our business, operating results and financial condition would be adversely affected.

If we are unsuccessful at addressing market changes, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

We believe the eDiscovery market is heading toward a complete solution starting with information governance at the archive level through data collection, processing and review. To address this expected market change, we embarked on an eighteen month restructuring and realignment of the Company, which we completed in fiscal 2014. The alignment included changes in our executive team, the alignment of our Archive and eDiscovery businesses and products, non-voluntary workforce reductions and facility consolidations. If our restructuring and alignment activities are unsuccessful, or if we have misinterpreted or incorrectly anticipated market changes, or if other unforeseen events occur, our business and financial results could be adversely affected.

Deterioration in general economic conditions and fluctuations in project-based work has caused and could cause additional decreases or delays in spending by customers and clients and could harm our ability to generate revenues and our results of operations.

Our revenue tends to be cyclical and depends significantly upon economic conditions and the demand for software, support and services in the markets in which we compete. The state of the global economy and availability of capital has and could further impact the spending patterns of existing and potential future customers and clients. In addition, much of our revenue is project-based and can fluctuate based on the timing of the projects. Any delays or reduction in spending by, or loss of, existing or potential future customers and clients would cause revenues to decline. Further, it may be difficult to adjust expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall and any decreased collectability of accounts receivable or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

The failure of the business community to adopt a combined Archive and eDiscovery solution could negatively affect future revenue, which could have a material adverse effect on our results of operations.

Currently, most companies separately manage their archive and eDiscovery solution needs. Document archive is managed through a company’s IT department; eDiscovery through the office of the general counsel or outside law firms. In some cases, the company may have a longstanding and entrenched relationship with their archiving provider and may source its large scale eDiscovery activity through law firms. We believe the market and corporations are moving toward a single solution approach for information governance with a combined archive and eDiscovery solution. Moving data in and out of systems is complex, expensive and fraught with the risk of compromising or losing data. Daegis’ single solution approach to information governance and eDiscovery mitigates risk, simplifies processes and lowers costs for corporations. As a result, we have realigned and restructured our business combining our Archive and eDiscovery products to provide a cohesive information governance solution. However, corporations may prefer to stay with their current archive and eDiscovery service providers. The failure of the market to adopt a combined, complete information governance solution could have a material adverse effect on our sales and results of operations.

We are subject to intense competition.

We have experienced and expect to continue to experience intense competition from current and future competitors including Access Data, FTI Technologies, kCura, HP, IBM, Microsoft, Oracle, Sencha and Symantec. Often, these competitors have significantly greater financial, technical, marketing and other resources than Daegis Inc., in addition to having greater name recognition and more extensive customer and client bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer and client requirements or devote greater resources to the development, promotion and sale of their products than we can.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers and clients. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could adversely affect our ability to sell additional licenses, subscriptions, and maintenance and support renewals on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could adversely affect our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competition, and the failure to do so would have an adverse effect upon our business, operating results and financial condition.

We may be adversely affected by the loss of one or more of our larger customers or clients.

Some of our key customers and clients account for a large portion of our revenue. While we have longstanding relationships with many of our customers and clients, if any of our key customers and clients were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers and clients may vary from period to period, a major customer or client that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. For the year ended April 30, 2014, we had one client that accounted for 17% of consolidated revenues. The client constituted 19% of consolidated accounts receivable at April 30, 2014. For the year ended April 30, 2013, the same client accounted for 21% of consolidated revenues. The client constituted 27% of consolidated accounts receivable at April 30, 2013. For the year ended April 30, 2012, the same client accounted for 23% of consolidated revenues. The client constituted 24% of consolidated accounts receivable at April 30, 2012.

A portion of the Archive and eDiscovery business is project or matter based resulting in unpredictable revenue.

A portion of the Archive and eDiscovery segment derives its revenues from providing services for legal matters received from its clients and from hosting fees for holding data that has been processed. The timing of legal matters is project based and the receipt of these projects is difficult to predict and the related revenue for this segment is difficult to forecast. The eDiscovery client contracts are month to month such that there is no assurance as to the length of time that we may receive revenue from a client. Revenue from our Archive and eDiscovery segment can fluctuate significantly in a short time frame for a number of reasons including; a legal matter is settled and the project ends, a client has a reduction in legal matters, a client decides to have future legal matters processed by another eDiscovery vendor. Clients can also request their data be removed from our servers with little notice such that our hosting revenue could also be adversely impacted.

The Wells Fargo Credit Agreement contains certain restrictions that may limit our ability to operate our business.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant adverse reduction in working capital available to operate our business.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, such as strategic acquisitions or joint ventures.

The Wells Fargo Credit Agreement matures on June 30, 2015.

The Wells Fargo Credit Agreement matures on June 30, 2015, at which time all remaining principal payments will become due. If our cash is insufficient to repay the remaining principal payments under the Wells Fargo Credit Agreement at maturity, we may need to enter into an additional debt financing agreement. We cannot provide any assurance that we will have sufficient cash on hand to repay the Wells Fargo Credit Agreement when it matures or whether we will be able to successfully refinance the credit agreement. If we are unsuccessful in obtaining additional debt financing, we may be unable to repay the remaining principal payment which would result in an event of default under the agreement. An event of default may have a significant adverse impact on our ability to operate our business.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

On June 30, 2011, the Company entered into the Revolving Credit and Term Loan Agreement (the “Wells Fargo Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”). Under the Wells Fargo Credit Agreement, we granted to Wells Fargo a first priority security interest in substantially all of our assets. If we default on the Wells Fargo Credit Agreement and are unable to cure the default pursuant to the terms of the agreement, Wells Fargo could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose those assets to the extent necessary to pay off the debts, which may have a significant impact on our ability to operate our business. Furthermore, we may enter into other secured credit or loan agreements in the future, however, we cannot provide any assurance that any such facilities would be available to us or that the terms of any such facilities would be on terms similar to the terms of the Wells Fargo Credit Agreement.

We are dependent on indirect sales channels.

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 31%, 42% and 54% of our software license and maintenance revenues for fiscal 2014, 2013 and 2012, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers and clients accounted for 47%, 32% and 32% of our total revenues, with the remainder from the United States, in fiscal 2014, 2013 and 2012, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside the United States, and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Asia Pacific operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

Our products are subject to lengthy sales cycles.

Our archive and eDiscovery solutions are used to implement governance and matter driven requirements and involve legal, IT and risk management departments. Our development, database, and migration solutions are used to implement comprehensive solutions including complete technology platform transitions and new applications. The delivery of our migration solutions generally involves a long implementation time and a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers and clients reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. In addition, the strategy for our archive and eDiscovery solution is to change our sales focus to longer term solutions for corporations versus the transactional nature of our legal clients. This change in strategy can result in a longer sales cycle for our archive and eDiscovery solutions and has, and may in the future, adversely impact our revenues. Such delays may contribute to significant adverse fluctuations of quarterly operating results in the future and may adversely affect those results.

Our stock price may be subject to volatility.

The Company’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: announcements of developments related to our business; fluctuations in the operating results and order levels of Daegis or its competitors; general conditions in the industry or the worldwide economy; announcements of technological innovations; new products or product enhancements from us or our competitors; changes in financial estimates by securities analysts; developments in patent, copyright or other intellectual property rights; and developments in our relationships with our customers and clients, distributors and suppliers; legal proceedings brought against the Company or its officers; and significant changes in our senior management team. In addition, in recent years the stock market in general, and the market for shares of equity securities of many high technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of those companies. Such fluctuations may adversely affect the market price of our common stock.

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

In conjunction with the acquisition of Daegis in June 2010, we obtained debt financing and issued 718,860 warrants, and as of April 30, 2014, 718,860 warrants remained outstanding, which are exercisable at a fixed exercise price of $2.45 per share. Exercise of the warrants is only likely to occur at such time as the exercise price is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

We may not satisfy the NASDAQ requirements for continued listing. If we cannot satisfy these requirements, NASDAQ could delist our common stock.

On July 27, 2012, the Company received a letter from NASDAQ indicating that, for the thirty consecutive business days ending July 26, 2012, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on the NASDAQ. The Company became compliant by meeting the minimum $1.00 per share requirement for continued listing.

On November 6, 2013, the Company received another letter from NASDAQ indicating that, for the thirty consecutive business days ending November 6, 2013, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on the NASDAQ. The Company again became compliant by meeting the minimum $1.00 per share requirement for continued listing.

We cannot assure you, however, that we will be able to satisfy the NASDAQ listing requirements in the future. If we are delisted from NASDAQ, trading in our Common Stock may be conducted, if available, on the “OTC Bulletin Board Service” or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock or other securities convertible into our common stock could be severely limited. In addition, if our common stock were delisted from NASDAQ, our common stock could be considered a “penny stock” under the U.S. federal securities laws. Additional regulatory requirements apply to trading by broker-dealers of penny stocks that could result in the loss of an effective trading market for our common stock.

Our quarterly operating results may be subject to fluctuations and seasonal variability.

The Company’s quarterly operating results have varied significantly in the past and we expect that they could vary significantly in the future. Such variations could result from the following factors: the size and timing of significant orders and their fulfillment; demand for our products and services; the quantity, timing and significance of our product enhancements and new product announcements or those of our competitors; the loss of a significant customer or client; our ability to attract and retain key employees; seasonality; changes in our pricing or our competitors’; realignments of our organizational structure; changes in the level of our operating expenses; incurrence of extraordinary operating expenses, changes in our sales incentive plans; budgeting cycles of our customers and clients; customer and client order deferrals in anticipation of enhancements or new products offered by us or our competitors; product life cycles; product defects and other product quality problems; currency fluctuations; and general domestic and international economic and political conditions.

Due to the foregoing factors, quarterly revenues and operating results may vary on a quarterly basis. Revenues and quarterly results may vary because software technology is rapidly evolving, and our sales cycle, from initial evaluation to purchase and the providing of maintenance services, can be lengthy and vary substantially from customer to customer or from client to client. With the exception of our support and consulting services, we normally deliver products within a short time of receiving an order and therefore we typically do not have a backlog of orders. As a result, to achieve our quarterly revenue objectives, we are dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers and clients place orders toward the end of a fiscal quarter, we generally recognize a substantial portion of our software license revenues at the end of a quarter. Our expense levels largely reflect our expectations for future revenue and are therefore somewhat fixed in the short term.

We expect that our operating results will continue to be affected by the challenging IT economic environment and cyclical nature of the eDiscovery market.

Our software products could contain defects and could be subject to potential release delays.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. There can be no assurance that, despite testing by us and current and potential customers and clients, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance, or unexpected re-programming costs, which could have an adverse effect upon our business, operating results and financial condition. Additionally, if the release dates of any future Company product line additions or enhancements are delayed or if, when released, they fail to achieve market acceptance, our business, operating results, financial condition and cash flows would be adversely affected.

Our products and services may be subject to liability claims which could have an adverse effect on our business, results of operations and financial condition.

Any failure by our products or in the performance of services could result in liability claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new products. For certain of our customers and clients, we enter into “Service Level Agreements” that require us to perform at certain defined levels such that any failure to do so could subject us to significant penalties or litigation. We maintain insurance to protect against claims associated with the use of our products and services as well as liability limitation language in our agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

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

Our future performance depends on the continued service of key technical, sales and senior management personnel. Other than our chief financial officer, there are no technical, sales, executive or other senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

Section 404 requires management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). In the quarter ended October 31, 2012, we identified a material weakness in our internal control over financial reporting surrounding our contract modification process. Management identified and corrected the financial impact resulting from the material weakness prior to the release of any external financial information so there is no effect on any previously released information. We have taken remedial measures to correct such material weakness and expect to continue to evaluate our controls and make improvements as necessary. However, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

Acquisitions may have an adverse effect on our business.

In the future, we may to make smaller strategic acquisitions as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction may not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

Economic or other business factors may lead us to further write down the carrying amount of our goodwill or long-lived assets, which could have a material and adverse effect on our results of operations.

We evaluate our goodwill for impairment on an annual basis as of April 30 each year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. No impairment charges were necessary in fiscal 2014 and 2013 in connection with our annual impairment analysis. However, as a result of our fiscal 2012 assessment, we recorded impairment charges of $13.5 million for the goodwill and $1.5 million for the intangible assets related to the acquisition of our eDiscovery business, Strategic Office Solutions, representing 69% of its carrying value. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

We face the possibility of damages resulting from internal and external security breaches and viruses.

In the course of our business operations, we compile and transmit confidential information in our processing center and other facilities. A breach of security in any of these facilities could damage our reputation and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the internet and related systems may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

The success of our strategy to offer our EDI services and internet solutions depends on the confidence of our clients in our ability to securely receive and transmit confidential information. Our EDI services and solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our or our clients’ operations. In addition, our EDI and internet solutions may be vulnerable to viruses, physical or electronic break-ins and similar disruptions.

Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our clients causing them to seek out other vendors and/or damage our reputation in the market, making it difficult to obtain new clients.

If our security measures are breached or fail and unauthorized access is obtained to a client’s data, our services may be perceived as not being secure, clients may curtail or stop using our services, and we may incur significant liabilities.

Our services involve the storage and transmission of clients’ proprietary information. Because of the sensitivity of this information, security features of our software are very important. A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Internal or external parties may attempt to circumvent our security systems. While we currently expend significant resources to protect against cyber-attacks we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Further, any reductions in the availability of our website could impair our ability to conduct our business and adversely impact our clients during the occurrence of any such incident. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or to implement adequate preventive measures for all situations.

Noncompliance with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential client information, whether by us, one of our employees or a third party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

ITEM 2. PROPERTIES

The Company’s principal administrative offices and headquarters are in Irving, Texas where we lease a 14,878 square foot facility through April 2020. We also lease offices in Roseville, California and Rutherford, New Jersey; as well as sales and support offices in the United Kingdom, France, and Canada. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed. We also leased closed offices in San Francisco, California and New York, New York that are currently sublet or are actively being marketed for sublease.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2014, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol DAEG. The following table sets forth the lowest and highest sale price of our common stock, as reported on the over-the-counter market or the NASDAQ for the periods presented.

	High	Low
Fiscal 2014
Fourth Quarter	$1.41	$0.96
Third Quarter	1.37	0.84
Second Quarter	1.65	0.85
First Quarter	1.40	0.88

Fiscal 2013
Fourth Quarter	$1.39	$1.05
Third Quarter	1.42	0.96
Second Quarter	1.73	0.74
First Quarter	1.42	0.71

Common Stockholders of Record

As of April 30, 2014, there were approximately 154 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

Daegis maintains a compensation plan that provides for the issuance of its common stock to officers, directors, other employees or consultants. This plan is known as the 2010 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 2001 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2014:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,236,029	$2.38	749,620
Equity compensation plans not approved by stockholders:
Non-Plan Options (2)	18,600	$2.29	-

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended April 30,
	2014	2013	2012	2011 (2)	2010 (1)
		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Archive and eDiscovery	$19,320	$26,126	$27,534	$31,530	$8,555
Development, Database, and Migration Tools (3)	11,638	14,067	15,935	15,463	20,037
Total revenues	30,958	40,193	43,469	46,993	28,592
Operating expenses:
Direct costs of Archive and eDiscovery revenue (4)	7,929	10,091	12,848	10,368	2,769
Direct costs of Development, Database, and Migration Tools revenue	1,881	3,027	2,557	2,618	3,894
Product development	5,898	7,478	7,661	7,736	6,470
Selling, general and administrative (4)	15,080	18,282	18,415	24,202	17,086
Sale of intangible trade name	-	(1,000)	-	-	-
Impairments of goodwill and intangible assets	-	-	15,047	15,964	-
Change in fair value of contingent consideration	-	-	-	(164)	(2,093)
Total operating expenses	30,788	37,878	56,528	60,724	28,126
Income (loss) from operations	170	2,315	(13,059)	(13,731)	466
Other income (expense):
Loss on extinguishment of debt	-	-	(2,166)	-	-
Gain (loss) from change in fair value of common stock warrant liability	(72)	365	1,054	519	(192)
Interest expense	(1,332)	(1,632)	(2,270)	(3,406)	(267)
Other, net	9	(234)	(68)	8	(14)
Total other income (expense)	(1,395)	(1,501)	(3,450)	(2,879)	(473)
Income (loss) before income taxes	(1,225)	814	(16,509)	(16,610)	(7)
Provision (benefit) for income taxes	333	282	153	55	(131)
Net income (loss)	$(1,558)	$532	$(16,662)	$(16,665)	$124
Income (loss) per share:
Basic	$(0.10)	$0.01	$(1.16)	$(1.23)	$0.01
Diluted	$(0.10)	$0.01	$(1.16)	$(1.23)	$0.01
Weighted-average shares used in computing income (loss) per share:
Basic	16,110	14,718	14,672	13,552	9,691
Diluted	16,110	14,728	14,672	13,552	10,182
Consolidated Balance Sheet Data
Cash	$7,178	$5,459	$4,752	$4,577	$3,055
Working capital (deficit)	633	2,885	1,865	3,512	(5,997)
Total assets	33,653	39,707	41,869	62,734	36,861
Long term debt, net	11,848	15,170	18,306	24,731	12
Total stockholders' equity	5,225	6,684	6,021	18,034	19,442

(1)	The Company acquired AXS-One, Inc. on June 30, 2009, as such, the fiscal 2010 results include ten months of operations from AXS-One, Inc.

(2)	The Company acquired Strategic Office Solutions, Inc., dba Daegis, on June 29, 2010. As such, the fiscal 2011 results include ten months of operations from Strategic Office Solutions, Inc., dba Daegis.

(3)	Includes revenues from our Composer Mainframe product line which was sold in May 2013 of $0, $1.0 million, $0.3 million, $0.4 million and $3.6 million for the fiscal 2014, 2013, 2012, 2011 and 2010, respectively.

(4)	Certain prior period balances have been reclassified between direct costs of eDiscovery revenue and selling, general and administrative expenses to conform with current presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of archive, eDiscovery, application development, data management and migration software solutions. In fiscal 2014, we completed the restructuring and realignment of our company to meet customer and market needs and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance and eDiscovery solution that provides end-to-end data preservation and litigation readiness for our customers and clients. Accordingly, today we sell our solutions through two segments: the Archive and eDiscovery segment and the Development, Database, and Migration Tools segment.

Our Archive and eDiscovery solutions simplify and reduce the cost of information governance and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

Our Development, Database, and Migration Tools business, Gupta Technologies (“Gupta”), includes mobile, Web and .NET application development, data management and application modernization software. Gupta Technologies delivers highly productive application development software for developers of all skill levels. Gupta’s data management solutions are highly scalable and high performance. Gupta’s Composer Technologies product line offers automated software and services for migrating Lotus Notes and Oracle Forms applications. Our products include TD Mobile, Team Developer, SQLBase, Report Builder, NXJ, DataServer, VISION, ACCELL, Composer Notes and Composer CipherSoft.

Our customers and clients include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Irving, Texas, with offices in Roseville, California and Rutherford, New Jersey and international offices in Australia, Canada, France, Germany, and the United Kingdom (“UK”). We market and sell our software directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

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

Revenue Recognition

We generate revenue from the sale of software license and related services, including maintenance and professional services. We also receive revenue from subscription and hosting fees for the use of our hosted software solutions. We license our products to end-user customers and clients, including corporate legal and IT departments, law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). Our software is sold with a perpetual license.

The basis for our revenue recognition is governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We begin to recognize revenue for a customer or client when all of the following criteria are satisfied:

  There is persuasive evidence of an arrangement;

  The service has been or is being provided and software has been delivered

  The collection of the fees is reasonably assured; and

  The amount of fees to be paid by the customer or client is fixed or determinable.

Determining whether and when these criteria have been met can require significant judgment and estimates. We consider all revenue-generating activity fees to be fixed or determinable unless the fees are subject to refund or adjustment or are not payable within our standard payment terms. In determining whether collection of these fees is reasonably assured, we consider financial and other information about customers and clients, such as the current credit-worthiness and payment history. Historically, our bad debt expenses have not been significant. In general, revenue recognition commences when our solutions are implemented and made available for use by the customer or client.

Revenue from software licenses are recognized as the software licenses are delivered and are available for use in the customer or client’s environment. The software licenses are delivered either electronically or by physical shipment.

Certain of our software solutions are available for use in hosted application arrangements under hosting fee agreements. Hosting fees from these applications are recognized ratably over the customer or client’s stated term.

We also provide professional and consulting services to our customers and clients. When these services are not included as part of a software license arrangement, we recognize revenue as the services are performed.

We enter into arrangements with multiple-elements that generally include software license, maintenance and professional services related to the software. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605, Software-Revenue Recognition. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized when the software license or services arrangement is delivered. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (“VSOE”) with any remaining amount allocated to the software license. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when VSOE of fair value of undelivered elements is known, uncertainties regarding customer or client acceptance have been resolved, and there are no customer-negotiated refunds or return rights affecting the revenue recognized for delivered elements.

Software licenses sold with maintenance, which entitles the customer to differing levels of technical support and updates to the software made available on a when-and-if-available basis, are accounted for under ASC 985-605, Software-Revenue Recognition. We recognize fees related to maintenance arrangements ratably over the maintenance period, typically one year, and record the associated costs in direct cost of revenues when incurred.

Taxes collected from customers and clients and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. Amortization of intangible assets related to our acquired technology is recorded as a direct cost of Archive and eDiscovery revenue. All other amortization of intangible assets is recorded in selling, general and administrative expenses. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment charges were recorded in fiscal 2014 in connection with our annual impairment analysis.

Deferred Tax Asset Valuation Allowance

Deferred taxes are recorded for the difference between the financial statement and tax basis of the Company’s assets and liabilities and net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of the foreign subsidiary as they are considered to be permanently reinvested.

As of April 30, 2014, the Company had $19.4 million of deferred tax assets related principally to net operating loss and capital loss carryforwards, reserves and other accruals, and various tax credits. The Company’s ability to utilize net operating loss carryforwards may not be fully realized because of certain limitations imposed by the tax law related to changes in ownership. In addition, the Company’s ability to ultimately realize its deferred tax assets is contingent upon the Company achieving taxable income in the future. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Accordingly, management concluded that a valuation allowance be recorded to offset these deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the valuation allowance would be recognized in the period such determination was made.

Account Receivable and Allowance for Doubtful Accounts

We record trade accounts receivable at the invoiced amount and they do not bear interest. Accounts receivable includes unbilled accounts receivable representing amounts recognized as revenue for which invoices have not yet been sent to customers and clients. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers and clients to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ and clients’ financial status and payment histories as well as the age of the account receivable. Historically, bad debt losses have not differed materially from our estimates.

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

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2014	2013	2012
Revenues:
Archive and eDiscovery	62.4%	65.0%	63.3%
Development, Database, and Migration Tools	37.6	35.0	36.7
Total revenues	100.0	100.0	100.0
Operating expenses:
Direct costs of Archive and eDiscovery revenue	25.6	25.1	29.6
Direct costs of Development, Database, and Migration Tools revenue	6.1	7.5	5.9
Product development	19.1	18.6	17.6
Selling, general and administrative	48.7	45.5	42.3
Sale of intangible trade name	-	(2.5)	-
Impairments of goodwill and intangible assets	-	-	34.6
Total operating expenses	99.5	94.2	130.0
Income (loss) from operations	0.5	5.8	(30.0)
Other income (expense):
Loss on extinguishment of debt	-	-	(5.0)
Gain from change in fair value of common stock warrant liability	(0.2)	0.9	2.4
Interest expense	(4.3)	(4.1)	(5.2)
Other, net	-	(0.6)	(0.2)
Total other income (expense)	(4.5)	(3.8)	(8.0)
Income (loss) before income taxes	(4.0)	2.0	(38.0)
Provision for income taxes	1.1	0.7	0.3
Net income (loss)	(5.1)	1.3	(38.3)

Total Revenues

The Company generates revenue from Archive and eDiscovery software and service sales as well as maintenance, support and consulting services. Our Archive and eDiscovery solutions are sold by our direct sales force in the United States and Europe. We also generate Development, Database, and Migration Tools revenue from software license sales and related services, including maintenance, support and consulting services. We sell our Development, Database, and Migration Tools solutions through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 31%, 42% and 54% of our software license revenues for fiscal 2014, 2013 and 2012, respectively. International revenues include all our software license and service revenues from customers and clients located outside the United States. International revenues accounted for 47%, 32% and 32% of total revenues in fiscal years 2014, 2013 and 2012, respectively.

Revenues in fiscal 2014 were $31.0 million, a decrease of $9.2 million, or 23% from fiscal 2013. Total Archive and eDiscovery revenues were $19.3 million in fiscal 2014 compared to $26.1 million in fiscal 2013, a decrease of $6.8 million or 26%. The revenue from our Archive and eDiscovery solutions fluctuates depending on the activity of our clients’ legal matters and the timing of software license sales. Accordingly, the decrease in revenue is primarily related to having fewer large legal matters in process in fiscal 2014 compared to fiscal 2013. Revenue related to our largest client declined from 21% of consolidated revenue in fiscal 2013 to 17% in fiscal 2014 as our work on the particular matter is nearing completion. In addition, there was a large software license sale in fiscal 2013 that did not recur in fiscal 2014. Development, Database, and Migration Tools revenues were $11.6 million in fiscal 2014 compared to $14.1 million in fiscal 2013, a decline of $2.4 million. This decline is primarily related to the sale of the Composer Mainframe product line in the first quarter of fiscal 2014 which had $1.0 million in revenue in fiscal 2013. In addition, maintenance revenue declined as a result of the expected non-renewal of a large maintenance contract which resulted in $0.8 million in fiscal 2013 revenue.

Total revenues in fiscal 2013 were $40.2 million, a decrease of $3.3 million, or 8% from fiscal 2012 revenues of $43.5 million. Total Archive and eDiscovery revenues in fiscal 2013 were $26.1 million a decrease of $1.4 million or 5% from fiscal 2012. The decrease is primarily related to having fewer large legal matters in process in fiscal 2013 compared to fiscal 2012. This is somewhat offset by a large software license sale in fiscal 2013. Total Development, Database, and Migration Tools revenues in fiscal 2013 were $14.1 million, a decrease of $1.9 million or 12% from fiscal 2012. The decrease is primarily related to fewer software license sales in fiscal 2013.

Operating Expenses

Direct Costs of Archive and eDiscovery Revenue. Direct costs of Archive and eDiscovery revenue consist primarily of expenses related to employees, facilities, royalty payments, third party vendors and the amortization of purchased technology from third parties that were directly related to the generation of Archive and eDiscovery revenue. Direct costs of Archive and eDiscovery revenue were $7.9 million in fiscal 2014, $10.1 million for fiscal 2013, and $12.8 million for fiscal 2012. The $2.2 million decrease in direct costs of Archive and eDiscovery revenue in fiscal 2014 as compared to fiscal 2013 is primarily due to employee and facility related cost reductions of $1.9 million from the organizational alignment during the third quarter of fiscal 2014. The decrease in fiscal 2013 as compared to fiscal 2012 is primarily due to a reduction in force and facility consolidation that was completed during the second quarter of fiscal 2013.

Direct Costs of Development, Database, and Migration Tools Revenue. Direct costs of Development, Database, and Migration Tools revenue consist primarily of expenses related to employees, facilities, third party assistance, and royalty payments. Direct costs of Development, Database, and Migration Tools revenue were $1.9 million for fiscal 2014, $3.0 million for fiscal 2013, and $2.6 million for fiscal 2012. In the first quarter of fiscal 2014, we sold the Mainframe Composer product line. Excluding the Composer Mainframe product line, direct costs of Development, Database, and Migration Tools revenue were $1.9 million for fiscal 2014, $2.0 million for fiscal 2013, and $2.2 million for fiscal 2012.

Product Development. Product development efforts are focused on on-going enhancements and increased functionality for all of our core products: Daegis Edge, Daegis Acumen, Daegis AXS-One Archive, Team Developer, SQLBase, Report Builder, NXJ, VISION, Composer CipherSoft and Composer Notes. Within Gupta Technologies, we developed a new mobile enterprise application development product, TD Mobile. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in fiscal 2014 were $5.9 million compared to $7.5 million in fiscal 2013 and $7.7 million in fiscal 2012. The decline in product development costs during fiscal 2014 is the result of a reduction in employee and facility related costs of $1.2 million as part of the alignment activities in the third quarter of fiscal 2013. The decline in product development costs in fiscal 2013 was the result of a reduction in the use of outside consultants in our development efforts of $0.3 million.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $15.1 million in fiscal 2014, $18.3 million in fiscal 2013, and $18.4 million in fiscal 2012. The decrease in SG&A costs in fiscal 2014 is primarily the result of reduction in employee and related costs of $4.2 million related to the overall restructuring and realignment of the Company. This was partially offset by severance and other restructuring charges of $0.8 million.

Sale of Intangible Trade Name. We sold the Unify trade name for $1.0 million in the first quarter of fiscal 2013.

Impairments of Goodwill and Intangible Assets. No impairment charges were recorded in fiscal 2014 and 2013 in connection with the Company’s annual impairment analysis. In connection with our annual impairment analysis, in fiscal 2012 the Company recorded impairment charges of $13.5 million for the goodwill related to the acquisition of Daegis, representing 69% of its carrying value. Additionally, we recorded impairment charges of $1.5 million for the intangible assets related to the acquisition of Daegis.

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

Gain (loss) from Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability resulted in a loss of $0.1 million in fiscal 2014 and a gain of $0.4 million, and $1.1 million for fiscal 2013 and 2012, respectively. These gains are due primarily to changes in our common stock share price during the periods.

Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $1.3 million, $1.6 million, and $2.3 million in fiscal 2014, 2013, and 2012, respectively. The decrease in interest expense in fiscal 2014 is due primarily to the amendment of our Revolving Credit and Term Loan Agreement with Wells Fargo which allowed us to move more of our debt to the lower interest bearing Term Note A as well as a decrease in the total outstanding debt as a result of the additional annual payment based on the Company’s free cash flow. Similar to 2014, the decrease in the interest expense for fiscal 2013 is due primarily to the lower interest rates on debt that resulted from our refinancing that occurred in the first quarter of fiscal 2012 and a decrease in the total outstanding debt.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was a gain of $9,000 for fiscal 2014 and a loss of $0.2 million and $0.1 million for fiscal 2013 and 2012, respectively.

Provision for Income Taxes. For both fiscal 2014 and 2013, we recorded $0.1 million in foreign tax expense and $0.2 million in state and federal tax expense. For fiscal 2012, we recorded $0.1 million in foreign tax benefit and $0.2 million in state and federal tax expense.

Liquidity and Capital Resources

At April 30, 2014, the Company had cash and cash equivalents of $7.2 million, compared to $5.5 million at April 30, 2013. The Company had net accounts receivable of $6.7 million as of April 30, 2014 and $10.6 million as of April 30, 2013.

In June 2011, the Company entered into a new Revolving Credit and Term Loan Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of our assets. In July 2013, the Company entered into an amendment to its Credit Agreement. Under the terms of the amendment, the Company is entitled to borrow up to $18.2 million. The total amount that can be borrowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue. As of April 30, 2014, the Company had availability under the Wells Fargo Credit Agreement to borrow an additional $1.1 million.

The Wells Fargo Credit Agreement consists of two term notes and a revolving credit note agreement. Term Note A is for $12.2 million with quarterly principal payments of $306,000 quarterly plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity, June 30, 2015. To the extent the Company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The additional annual payment based on the Company’s free cash flow for fiscal year 2014 is $1.9 million and will be paid in the first quarter of fiscal 2015, which will reduce our quarterly principal payments to $252,000. We incur interest at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2014).

Term Note B is for $1.0 million payable in full at maturity on June 30, 2015. We incur interest at the prevailing LIBOR rate plus 9-10% per annum with a minimum rate of 12.0% (12.0% at April 30, 2014).

As of April 30, 2014 there is $12.3 million outstanding on the term notes, of which $3.0 million is current.

Under the terms of the revolver, we can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.50% (6.50% at April 30, 2014). The revolver has a maturity date of June 30, 2015. The total amount that can be borrowed under the Term Note A and the revolver is based on a multiplier factor of the trailing twelve months of maintenance revenue. As of April 30, 2014, the Company was eligible to borrow the entire amount of $5.0 million. As of April 30, 2014, $2.5 million was borrowed on the revolving line of credit, none of which is current.

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

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2014.

In June 2011, the Company issued, through a private placement, 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock automatically converted on a 1-for-1 basis into shares of common stock of the Company on June 30, 2013. The preferred stock included an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During fiscal year 2014, the Company paid $66,000 in preferred stock dividends. As of April 30, 2014, the Company had no accrued preferred stock dividends.

Except for the Wells Fargo Credit Agreement, as of April 30, 2014 the Company had no other notes payable outstanding.

We believe our existing cash of $7.2 million as of April 30, 2014, along with forecasted operating cash flows and the credit facilities under the Wells Fargo Credit Agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2015.

Operating Cash Flows. In fiscal 2014, we had cash flows provided by operations of $4.4 million. This compares to cash provided by operations of $4.1 million and $5.4 million in fiscal 2013 and 2012, respectively. During fiscal 2014, cash flows from operating activities were principally achieved from the decrease in accounts receivable of $3.8 million. This decline in accounts receivable was the result of strong collection activities as well as lower revenue. This was offset by a decrease in accrued compensation of $1.5 million in fiscal 2014 as a result of our business alignment activities.

Cash flows provided by operations for fiscal 2013 principally resulted from a decrease in operating assets and liabilities of $1.3 million, net income of $0.5 million, which included depreciation and amortization of $2.6 million.

In fiscal 2012, we had cash flows provided by operations of $5.4 million. Cash flows provided by operations for fiscal 2012 principally resulted from a $4.7 million decrease in accounts receivable.

Investing Cash Flows. Net Cash provided by investing activities was $0.1 million for fiscal 2014 and consisted of $0.4 million in proceeds from the sale of our Composer Mainframe product line, offset by capital expenditures of $0.3 million. Net cash provided by investing activities was $0.7 million for fiscal 2013 and was principally the result of proceeds from the sale of intangible trade name of $1.0 million, offset by capital expenditures of $0.3 million. Cash used in investing activities was $1.1 million for fiscal 2012. The cash used consisted of $1.1 million related to capital expenditure.

Financing Cash Flows. Cash used in financing activities was $2.8 million in fiscal 2014 and included $2.7 million in principal payments under our debt obligation and capital leases and $66,000 in preferred stock dividend payments. The principal payments under our debt obligation during fiscal 2014 included an additional annual payment based on our free cash flow for fiscal year 2013 of $1.2 million. We anticipate paying an additional annual payment based on our fiscal 2014 free cash flow of approximately $1.9 million in the first quarter of fiscal 2015.

Cash used in financing activities in fiscal 2013 was $4.0 million. In fiscal 2013 uses of cash included $3.6 million of principal payments under debt obligations and capital leases, and $0.4 million of preferred stock dividend payments.

Cash used in financing activities in fiscal 2012 was $4.0 million. In fiscal 2012 uses of cash included $7.4 million of net payments related to the refinancing of the Hercules Term Loan and Credit Facility on June 30, 2011, and $0.3 million in preferred stock dividends. Offsetting these amounts were proceeds from the issuance of common stock and preferred stock of $4.2 million.

A summary of certain contractual obligations as April 30, 2014 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$14,824	$3,008	$11,816	$-	$-
Estimated interest expense	1,021	885	136	-	-
Other liabilities	250	96	-	-	154
Capital lease obligations	147	115	32	-	-
Operating leases	4,404	1,518	2,577	206	103
Total contractual cash obligations	$20,646	$5,622	$14,561	$206	$257

Other liabilities primarily include $0.1 million of severance costs associated with the alignment and $0.2 million of mandatory retirement costs associated with a French statutory government regulated plan covering all France employees.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The new guidance will be effective for us beginning May 1, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2014, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2014.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the sections entitled “Directors, Executive Officers and Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2014 Proxy Statement under sections entitled “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the information to be contained in our 2014 Proxy Statement under sections entitled “Stock Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information to be contained in our 2014 Proxy Statement under sections entitled “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the information to be contained in our 2014 Proxy Statement under sections entitled “Principal Accountant Fees and Services”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements

     Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     2. Exhibits— See Item 15(b) below.

(b) Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.8	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.9	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.10	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.11	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July 7, 2011

4.12**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July 7, 2011

4.13	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July 7, 2011

4.14**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July 7, 2011

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010

10.4*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.5	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013	10-Q	001-11807	10.1	March 8, 2013

10.6	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013	10-Q	001-11807	10.2	March 8, 2013

10.7*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010

10.8	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.9	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

10.10	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective May 28, 2013					X

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

16	Letter from Grant Thornton LLP dated January 17, 2014	8-K	001-11807	16.1	January 17, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Timothy P. Bacci, Interim Chief Executive Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Susan K. Conner, Chief Financial Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	A portion of the exhibit has been has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAEGIS INC.

By:	/s/ TIMOTHY P. BACCI
Timothy P. Bacci
Interim Chief Executive Officer (Principal Executive Officer)

Dated: June 20, 2014

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ Timothy P. Bacci	Interim Chief Executive Officer	June 20, 2014
Timothy P. Bacci	(Principal Executive Officer)

/s/ Susan K. Conner	Chief Financial Officer	June 20, 2014
Susan K. Conner	(Principal Financial Officer)

/s/ Steven D. Whiteman	Director and Chairman of the Board	June 20, 2014
Steven D. Whiteman

/s/ Robert M. Bozeman	Director	June 20, 2014
Robert M. Bozeman

/s/ Richard M. Brooks	Director	June 20, 2014
Richard M. Brooks

/s/ Tery R. Larrew	Director	June 20, 2014
Tery R. Larrew

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Daegis Inc.

We have audited the accompanying consolidated balance sheet of Daegis, Inc. and subsidiaries ( the “Company”), as of April 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas
June 20, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Daegis Inc.

We have audited the accompanying consolidated balance sheet of Daegis, Inc. and subsidiaries ( the “Company”), as of April 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daegis Inc. and subsidiaries as of April 30, 2013, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California
July 2, 2013

DAEGIS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,	April 30,
	2014	2013
ASSETS
Current assets:
Cash	$7,178	$5,459
Accounts receivable, net	6,657	10,594
Prepaid expenses	617	754
Other current assets	358	449
Assets held for sale	-	926
Total current assets	14,810	18,182

Property and equipment, net	1,053	1,934
Goodwill	11,706	11,706
Intangibles, net	5,614	7,152
Other assets	470	733
Total assets	$33,653	$39,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$308	$243
Current portion of long term debt	3,123	2,519
Accrued compensation and related expenses	1,185	2,697
Other accrued liabilities	971	863
Deferred revenue	8,590	8,449
Liabilities held for sale	-	526
Total current liabilities	14,177	15,297

Long term debt, net of current portion	11,848	15,170
Deferred tax liabilities	1,032	923
Common stock warrant liability	276	204
Other long term liabilities	1,095	1,429
Total liabilities	28,428	33,023

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 7,931,370 shares authorized; 0 and	-	2
1,666,667 shares issued and outstanding in 2014 and 2013, respectively
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,384,444	17	15
and 14,717,777 shares issued and outstanding in 2014 and 2013, respectively
Additional paid-in capital	100,152	100,053
Accumulated other comprehensive income	280	280
Accumulated deficit	(95,224)	(93,666)
Total stockholders’ equity	5,225	6,684
Total liabilities and stockholders’ equity	$33,653	$39,707

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2014	2013	2012
Revenues:
Archive and eDiscovery	$19,320	$26,126	$27,534
Development, Database, and Migration Tools	11,638	14,067	15,935
Total revenues	30,958	40,193	43,469
Operating expenses:
Direct costs of Archive and eDiscovery revenue	7,929	10,091	12,848
Direct costs of Development, Database, and Migration Tools revenue	1,881	3,027	2,557
Product development	5,898	7,478	7,661
Selling, general and administrative	15,080	18,282	18,415
Sale of intangible trade name	-	(1,000)	-
Impairments of goodwill and intangible assets	-	-	15,047
Total operating expenses	30,788	37,878	56,528
Income (loss) from operations	170	2,315	(13,059)
Other income (expenses)
Loss on extinguishment of debt	-	-	(2,166)
Gain (loss) from change in fair value of common stock warrant liability	(72)	365	1,054
Interest expense	(1,332)	(1,632)	(2,270)
Other, net	9	(234)	(68)
Total other income (expense)	(1,395)	(1,501)	(3,450)
Income (loss) before income taxes	(1,225)	814	(16,509)
Provision for income taxes	333	282	153
Net income (loss)	$(1,558)	$532	$(16,662)

Income (loss) per share:
Basic	$(0.10)	$0.01	$(1.16)
Diluted	$(0.10)	$0.01	$(1.16)

Weighted-average shares used in computing income (loss) per share:
Basic	16,110	14,718	14,672
Diluted	16,110	14,728	14,672

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended April 30,
	2014	2013	2012
Net income (loss)	$(1,558)	$532	$(16,662)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	(61)	(102)
Comprehensive income (loss)	$(1,558)	$471	$(16,764)

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at April 30, 2011	—	$—	14,578,277	$15	$95,111	$443	$(77,536)	$18,034
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(16,662)	(16,662)
Translation adjustments	—	—	—	—	—	(102)	—	(102)
Total comprehensive loss								(16,764)
Issuance of preferred stock, net of
issuance costs	1,666,667	2	—	—	3,970	—	—	3,972
Exercise of stock options	—	—	139,500	—	192	—	—	192
Preferred stock dividends	—	—	—	—	(334)	—	—	(334)
Stock-based compensation	—	—	—	—	921	—	—	921
Balances at April 30, 2012	1,666,667	2	14,717,777	15	99,860	341	(94,198)	6,021
Components of comprehensive income:

Net income	—	—	—	—	—	—	532	532
Translation adjustments	—	—	—	—	—	(61)	—	(61)
Total comprehensive income								471
Preferred stock dividends	—	—	—	—	(400)	—	—	(400)
Stock-based compensation	—	—	—	—	593	—	—	593
Balances at April 30, 2013	1,666,667	2	14,717,777	15	100,053	280	(93,666)	6,684

Net loss	—	—	—	—	—	—	(1,558)	(1,558)
Preferred stock dividends	—	—	—	—	(66)	—	—	(66)
Conversion of preferred stock to
common stock	(1,666,667)	(2)	1,666,667	2	—	—	—	—
Stock-based compensation	—	—	—	—	165	—	—	165
Balances at April 30, 2014	—	$—	16,384,444	$17	$100,152	$280	$(95,224)	$5,225

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,558)	$532	$(16,662)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	947	1,123	1,086
Amortization of intangible assets	1,538	1,538	2,115
Loss on disposal of equipment	199	71	-
Provision for doubtful accounts	163	123	3
Deferred tax liability	142	190	144
Loss on assets held for sale, net	-	110	-
Sale of intangible trade name	-	(1,000)	-
Loss on extinguishment of debt	-	-	2,166
Amortization of discount on notes payable	-	-	43
Interest added to long term debt principal	-	-	80
Stock based compensation expense	165	593	921
Impairments of goodwill and intangible assets	-	-	15,047
(Gain) loss from change in fair value of common stock warrant liability	72	(365)	(1,054)
Changes in operating assets and liabilities:
Accounts receivable	3,774	(357)	4,652
Prepaid expenses and other current assets	195	194	(738)
Other assets	263	388	144
Accounts payable	65	40	(983)
Accrued compensation and related expenses	(1,512)	256	(389)
Other accrued liabilities	108	118	(1,297)
Deferred revenue	107	724	240
Other long term liabilities	(300)	(227)	(100)
Net cash provided by operating activities	4,368	4,051	5,418
Cash flows from investing activities:
Proceeds from sale of intangible trade name	-	1,000	-
Proceeds from assets held for sale	400	-	-
Proceeds from sale of property and equipment	4	-	-
Purchases of property and equipment	(269)	(322)	(1,132)
Net cash provided by (used in) investing activities	135	678	(1,132)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	192
Proceeds from issuance of preferred stock, net of issuance costs	-	-	3,972
Payment of preferred stock dividends	(66)	(400)	(334)
Prepayment penalty on extinguishment of debt	-	-	(368)
Payments of loan costs	-	-	(623)
Payments on revolving line of credit	-	-	(3,950)
Borrowings on revolving line of credit	-	-	6,500
Borrowings on term loan	-	-	16,000
Principal payments under debt obligations	(2,559)	(3,217)	(24,989)
Principal payments on capital leases	(159)	(345)	(365)
Net cash used in financing activities	(2,784)	(3,962)	(3,965)
Effect of exchange rate changes on cash	-	(60)	(146)
Net increase in cash	1,719	707	175
Cash, beginning of year	5,459	4,752	4,577
Cash, end of year	$7,178	$5,459	$4,752
Supplemental cash flow information:
Cash paid for interest	$1,142	$1,460	$1,938
Cash paid for income taxes	$182	$244	$150
Supplemental non-cash investing and financing activities:
Property and equipment acquired through leases	$-	$-	$544

See accompanying notes to consolidated financial statements.

DAEGIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global provider of archive, eDiscovery, application development, data management and migration software solutions. In Fiscal 2014, we completed the restructuring and realignment of our company to meet customer and market needs and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance and eDiscovery solution that provides end-to-end data preservation and litigation readiness for our customers and clients. Accordingly, today we sell our solutions through two segments: the Archive and eDiscovery segment and the Development, Database, and Migration Tools segment.

In the third quarter of fiscal year 2014, after the alignment of our Archive and eDiscovery operations, we determined that we have two reportable segments: (i) Archive and eDiscovery and (ii) Development, Database, and Migration Tools. As a result, we have adjusted historical results to reflect those new reporting segments.

Our Archive and eDiscovery solutions simplify and reduce the cost of information governance and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

Our Development, Database, and Migration Tools business, Gupta Technologies (“Gupta”), includes mobile, Web and ..NET application development, data management and application modernization software. Gupta Technologies delivers highly productive application development software for developers of all skill levels. Gupta’s data management solutions are highly scalable and high performance. Gupta’s Composer Technologies product line offers automated software and services for migrating Lotus Notes and Oracle Forms applications. Our products include TD Mobile, Team Developer, SQLBase, Report Builder, NXJ, DataServer, VISION, ACCELL, Composer Notes and Composer CipherSoft.

Our customers and clients include corporate legal departments, law firms, information technology (“IT”) departments, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Irving, Texas, with offices in Roseville, California, Rutherford, New Jersey and international sales and support offices in Australia, Canada, France, Germany, and the United Kingdom (“UK”). We market and sell our software directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”).

We have also prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated in consolidation.

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

Foreign currency

The functional currencies of our operations outside the U.S. are the U.S. dollar. The gain or loss on foreign currency transactions are included in other, net, on our consolidated statements of operations. The total gain on foreign currency transactions for fiscal 2014 was $14,000. The total loss on foreign currency transactions for fiscal 2013 and 2012 was $0.2 million and $80,000, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair values of our long term borrowings are estimated based on borrowing rates currently available to us for similar types of borrowing arrangements. Such values approximate the carrying value of the borrowings as of fiscal year end.

Concentrations of Credit Risk and Credit Evaluations

Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash and accounts receivable. We place our cash primarily with one financial institution which, at times, may exceed federally insured levels. We have not experienced any losses with this financial institution.

We license our products principally to companies in the United States, Europe, Canada, Latin America, Russia, Japan, Singapore and Australia. For the year ended April 30, 2014, we had one client that accounted for 17% of consolidated revenues and constituted 19% of consolidated accounts receivable at April 30, 2014. For the year ended April 30, 2013, the same client accounted for 21% of consolidated revenues and constituted 27% of consolidated accounts receivable at April 30, 2013. For the year ended April 30, 2012, the same client accounted for 23% of consolidated revenues and constituted 24% of consolidated accounts receivable at April 30, 2012. We perform periodic credit evaluations of our clients and generally do not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers and clients located outside the United States. International revenues accounted for 47%, 32%, and 32% of total revenues in fiscal years 2014, 2013 and 2012, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reported at the outstanding balance adjusted for any charge-offs and net of allowance for doubtful accounts. Accounts receivable includes unbilled accounts receivable representing amounts recognized as revenue for which invoices have not yet been sent to customers and clients. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Activity in the allowance for doubtful debts and allowance for long-term accounts receivable was as follows:

	2014	2013	2012
	(In thousands)
Allowance for doubtful accounts receivable:
Balance, beginning of period	$278	$345	$503
Charges to operating expenses	163	123	3
Write-offs of accounts, net	(230)	(190)	(161)
Balance, end of period	$211	$278	$345

Allowance for long-term accounts
receivable – reflected in other assets:
Balance, beginning of period	$-	$-	$91
Charges (credits) to operating expenses	-	-	8
Write-offs of accounts	-	-	(99)
Balance, end of period	$-	$-	$-

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Capitalized Software

Under the criteria set forth in Financial Accounting Standards Board (“FASB”) guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. With respect to our software development process, technological feasibility is established upon completion of a working model. To date, our products have been released shortly after reaching technological feasibility. Therefore, development costs incurred after completion of a working model and prior to general release have not been significant. Accordingly, no software development costs have been capitalized to date.

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

We periodically reevaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of the long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods.

Goodwill

Goodwill is not amortized and is instead tested at least annually for impairment. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on April 30, and between annual tests whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. We determined that our reporting units are the same as our operating segments as of April 30, 2014. The goodwill allocated to the Archive and eDiscovery reportable segment at April 30, 2014 and 2013 was $6.1 million for both years. The goodwill allocated to the Development, Database and Migration Tools reportable segment at April 30, 2014 and 2013 was $5.6 million for both years.

Pursuant to the accounting guidance for goodwill and other intangible assets, we perform a two-step impairment test. In the first step, the fair value of the reporting unit is compared to its carrying value. We determine the fair value of the reporting unit by incorporating existing market-based considerations as well as using a discounted cash flow methodology based on current results and projections. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.

In fiscal 2012 we recorded impairment charges of $13.5 million for the goodwill related to the acquisition of the eDiscovery business, representing 69% of its carrying value. The impairment charge is included in impairments of goodwill and intangible assets in the consolidated statements of operations.

We also tested the other long-lived assets of the eDiscovery business for recoverability and concluded that the carrying value of the eDiscovery intangible assets was partially recoverable. As a result, we recorded impairment charges of $1.5 million for the intangible assets of eDiscovery in fiscal 2012. The intangible assets impaired were $0.2 million of trademarks, $1.2 million of technology-based, and $0.1 million of non-compete. All other long-lived assets were deemed fully recoverable. These impairment charges are included in impairments of goodwill and intangible assets in the consolidated statements of operations.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization.

Revenue Recognition

We generate revenue from the sale of software license and related services, including maintenance and professional services. We also receive revenue from subscription and hosting fees for the use of our hosted software solutions. We license our products to end-user customers and clients, including corporate legal and IT departments, law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). Our software is sold with a perpetual license.

The basis for our revenue recognition is governed by the accounting guidance contained in Accounting Standards Codification (“ASC”) 985-605, Software-Revenue Recognition. We begin to recognize revenue for a customer or client when all of the following criteria are satisfied:

  There is persuasive evidence of an arrangement;

  The service has been or is being provided and software has been delivered

  The collection of the fees is reasonably assured; and

  The amount of fees to be paid by the customer or client is fixed or determinable.

Determining whether and when these criteria have been met can require significant judgment and estimates. We consider all revenue-generating activity fees to be fixed or determinable unless the fees are subject to refund or adjustment or are not payable within our standard payment terms. In determining whether collection of these fees is reasonably assured, we consider financial and other information about customers and clients, such as the current credit-worthiness and payment history. Historically, our bad debt expenses have not been significant. In general, revenue recognition commences when our solutions are implemented and made available for use by the customer or client.

Revenue from software licenses are recognized as the software licenses are delivered and are available for use in the customer or client’s environment. The software licenses are delivered either electronically or by physical shipment.

Certain of our software solutions are available for use in hosted application arrangements under hosting fee agreements. Hosting fees from these applications are recognized ratably over the customer or client’s stated term.

We also provide professional and consulting services to our customers and clients. When these services are not included as part of a software license arrangement, we recognize revenue as the services are performed.

We enter into arrangements with multiple-elements that generally include software license, maintenance and professional services related to the software. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605, Software-Revenue Recognition. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized when the software license or services arrangement is delivered. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (“VSOE”) with any remaining amount allocated to the software license. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when VSOE of fair value of undelivered elements is known, uncertainties regarding customer or client acceptance have been resolved, and there are no customer-negotiated refunds or return rights affecting the revenue recognized for delivered elements.

Software licenses sold with maintenance, which entitles the customer to differing levels of technical support and updates to the software made available on a when-and-if-available basis, are accounted for under ASC 985-605, Software-Revenue Recognition. We recognize fees related to maintenance arrangements ratably over the maintenance period, typically one year, and record the associated costs in direct cost of revenues when incurred.

At April 30 2014 and 2013, the remaining unpaid accounts receivable balances included in deferred revenue was $1.2 million and $3.5 million, respectively.

Taxes collected from customers and clients and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statements of operations.

Warranties and Indemnification

We offer a limited warranty for product and service sales that generally provide the customer or client a ninety-day warranty period against defects. To date, the Company has not incurred any material costs as a result of such warranties and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

The Company’s license agreements generally include certain provisions for indemnifying customers and clients against liabilities if its product or services infringe upon a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting period of the stock award (generally four years) using the straight-line method.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches and establish a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

We value our common stock warrant liability on a recurring basis based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. Changes in the fair value of the warrants are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of common stock warrant liability.”

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on the consolidated balance sheets. We do not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recording within income (loss) from operations.

Income Taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. We record a valuation allowance against particular deferred income tax assets if it is more likely than not that those assets will not be realized. The provision for income taxes comprises our current tax liability and changes in deferred income tax assets and liabilities.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years prior to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain tax positions have been recorded.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2014, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did we record any interest expense associated with any unrecognized tax benefits for the fiscal year ended April 30, 2014.

Reclassification

Certain prior period balances in our consolidated statements of operations have been reclassified between direct costs of eDiscovery revenue and selling, general and administrative expenses to conform with current presentation.

Recent accounting pronouncements

In July 2013, the FASB issued authoritative guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The new guidance will be effective for us beginning May 1, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.

Note 2. Property and Equipment

Property and equipment at April 30, is as follows (in thousands):

	2014	2013
Equipment	$5,279	$6,333
Furniture and leasehold improvements	695	1,127
	5,974	7,460
Less accumulated depreciation	(4,921)	(5,526)
Property and equipment, net	$1,053	$1,934

Note 3. Intangible Assets

Intangible asset balances by major asset class as of April 30, 2014 and April 30, 2013 is as follows (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2014	amount	amortization	amount
Customer-related	$6,236	$(4,403)	$1,833
Technology-based	2,638	(2,034)	604
Trademarks	4,600	(1,423)	3,177
Trade name	100	(100)	-
Total	$13,574	$(7,960)	$5,614

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2013	amount	amortization	amount
Customer-related	$6,236	$(3,723)	$2,513
Technology-based	2,638	(1,722)	916
Trademarks	4,600	(877)	3,723
Trade name	100	(100)	-
Total	$13,574	$(6,422)	$7,152

Intangible assets amortization expense for fiscal 2014, 2013, and 2012 was $1.5 million, $1.5 million, and $2.1 million, respectively. Intangible assets amortization expense included in direct costs of Archive and eDiscovery revenue for fiscal 2014, 2013 and 2012 was $0.3 million, $0.3 million and $0.6 million, respectively.

The estimated future amortization expense related to intangible assets as of April 30, 2014, is as follows (in thousands):

Fiscal Year Ending April 30	Amount
2015	$1,512
2016	1,096
2017	814
2018	774
2019	774
Thereafter	644
Total	$5,614

Note 4. Accrued Restructuring Charge

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. The alignment included movement of our operations, workforce reductions, abandonment of excess facilities and other charges in the Archive and eDiscovery reportable segment. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

A summary of the restructuring and other costs recognized for the fiscal year ended April 30, 2014 is as follows:

				Deferred
		Lease	Asset	Rent	Other
	Severance	Abandonment	Impairment	Liability	Costs	Total
Amounts expected to be incurred	$420	$783	$127	$(356)	$67	$1,041

Amounts incurred for fiscal 2014	$414	$783	$127	$(356)	$67	$1,035

At April 30, 2014, the accrued liability associated with the alignment consisted of the following:

		Lease
	Severance	Abandonment	Total
Charges	$414	$783	$1,197
Payments	(318)	(319)	(637)
Accrued liability at April 30, 2014	$96	$464	$560

Note 5. Fair Value Measurements

In conjunction with the acquisition of the eDiscovery business in June 2010, we obtained debt financing and issued 718,860 common stock warrants which are exercisable at a fixed exercise price of $2.45 per share. These warrants expire in June 2020, and are all outstanding at April 30, 2014. We base our common stock warrant liability on the amount we would pay a third-party market participant to transfer the liability, and we incorporate inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies, maximizing the use of observable inputs when available.

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of April 30, 2014:

	Fair value	Fair value measurement using
	April 30, 2014	Level 1	Level 2	Level 3
Common stock warrant liability	$276	$-	$-	$276

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended April 30, 2014 and 2013:

(in thousands)	Common stock warrants
Balance at April 30, 2012	$569
Change in fair value of common stock warrant liability	(365)
Balance at April 30, 2013	204
Change in fair value of common stock warrant liability	72
Balance at April 30, 2014	$276

Note 6. Long-Term Debt

In July 2013, we entered into an amendment to the Credit Agreement to our Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (“Wells Fargo Credit Agreement”). Under the terms of the amendment, we are entitled to borrow up to $18.2 million. The total amount that can be borrowed under the credit agreement is based on a multiplier factor of the trailing twelve months of maintenance and recurring Software-as-a-Service revenue. The Wells Fargo Credit Agreement consists of two term notes and a revolving line of credit. Term Note A is for $12.2 million with quarterly principal payments of $252,011 plus an additional annual payment based on our free cash flow for the year ($1,945,403 due on July 31, 2014) with any remaining amount due at maturity, June 30, 2015. We incur interest at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.5% (6.5% at April 30, 2014). Term Note B is for $1.0 million payable in full at maturity, June 30, 2015. We incur interest at the prevailing LIBOR rate plus 9.0-10.0% per annum with a minimum rate of 12.0% (12.0% at April 30, 2014). Under the terms of the revolving line of credit, we can borrow up to $5.0 million. We incur interest expense on funds borrowed at the prevailing LIBOR rate plus 4.5-5.0% per annum with a minimum rate of 6.5% (6.5% as of April 30, 2014). The revolver has a maturity date of June 30, 2015. As of April 30, 2014, there is $2.5 million outstanding on the revolving line of credit, none of which is current.

Our long-term debt is as follows (in thousands):

	April 30,	April 30,
	2014	2013
Term Note A	$11,324	$7,883
Term Note B	1,000	4,000
Revolving line of credit	2,500	5,500
Capital leases	147	306
	14,971	17,689
Less current portion	(3,123)	(2,519)
Total long term debt, net	$11,848	$15,170

The Wells Fargo Credit Agreement requires ongoing compliance with certain affirmative and negative covenants. The affirmative covenants include, but are not limited to: (i) maintenance of existence and conduct of business; (ii) compliance with laws; (iii) use of proceeds; and (iv) books and records and inspection. The negative covenants set forth in the Wells Fargo Credit Agreement include, but are not limited to, restrictions on our ability (and on our subsidiaries): (i) with certain limited exceptions, to create, incur, assume or allow to exist indebtedness; (ii) with certain limited exceptions, to create, incur, assume or allow to exist liens on properties; (iii) with certain limited exceptions, to make certain payments, transfers of property, or investments; or (iv) with certain limited exceptions, to make acquisitions. The Company is in compliance with all such covenants and requirements at April 30, 2014.

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

A summary of future payments on long-term debt obligations as of April 30, 2014 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2015	3,123
2016	11,848
$14,971

Note 7. Other Long Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases and liabilities related to the unfavorable lease terms associated with the acquisitions of AXS-One, Inc. and Strategic Office Solutions, Inc. (dba Daegis). Additionally there are liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all France employees and long-term deferred maintenance revenue. The balances comprise of the following (in thousands):

	April 30,	April 30,
	2014	2013
Deferred rent	$214	$528
Severance for French employees	154	140
Deferred revenue - long term	727	761
	$1,095	$1,429

Note 8. Preferred Stock

In June 2011, we issued, through a private placement, 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. These shares were automatically converted on a 1-for-1 basis into shares of common stock on June 30, 2013. The preferred stock included an annual dividend of $0.24 per share payable in cash or stock at our option. In August 2013, we paid a final dividend of $66,000 on this preferred stock ($0.04 per preferred share).

Note 9. Stock Based Compensation

In fiscal 2011, our shareholders approved the 2010 Stock Plan (the “2010 Stock Plan”). Under the 2010 Stock Plan, we may make awards to issue up to 1.5 million shares of common stock to eligible employees, consultants and directors. Stock options granted under the 2010 Stock Plan generally vest over four years, are exercisable to the extent vested and expire 10 years from the date of grant. Under the 2010 Stock Plan, we may grant options at prices not less than the fair market value at the date of grant. Under the 2001 Stock Option Plan (the “2001 Option Plan”) which expired as of September 2010, we were able to grant options to eligible employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory stock options. Options granted under the 2001 Option Plan generally vested over four years, are exercisable to the extent vested, and expire 10 years from the date of grant.

Stock-based compensation expense was as follows (in thousands):

	April 30, 2014	April 30, 2013	April 30, 2012
Direct costs of revenue	$15	$35	$72
Product development	29	92	152
Selling, general, and administrative	121	466	697
Total stock-based compensation	$165	$593	$921

We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense.

The weighted-average input assumptions used and resulting fair values were as follows:

	Year Ended
	April 30,
	2014	2013	2012
Expected term (in years)	4.0	4.0	4.0
Risk-free interest rate	0.9%	0.5%	1.1%
Volatility	75%	77%	89%
Dividend yield	-	-	-
Weighted-average fair value of stock options granted during the year	$0.47	$1.01	$2.38

We base our expected term assumption on our historical experience and on the terms and conditions of the stock awards we grant to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options. We did not pay cash dividends to common stockholders in fiscal 2014, 2013 or 2012, and do not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

At April 30, 2014, there was approximately $0.2 million of unrecognized compensation expense related to unvested stock-based awards granted. The unrecognized expense is expected to be recognized over a weighted-average period of 2.7 years.

A summary of our stock option activity for the fiscal year ended April 30, 2014 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value
Outstanding at April 30, 2013	1,814,599	2.83	6.92	15,551
Granted	316,000	1.19
Exercised	-	-
Cancelled/expired	(875,970)	2.88
Outstanding at April 30, 2014	1,254,629	2.38	6.82	41,972
Vested or expected to vest at April 30, 2014	1,169,962	2.46	6.67	34,031
Exercisable at April 30, 2014	828,291	2.94	5.77	2,268

The total intrinsic value of awards exercised during the year ended April 30, 2014, 2013 and 2012 was $0, $0 and $0.1 million, respectively. The total fair value of awards vested during the year ended April 30, 2014, 2013 and 2012 was $0.2 million, $0.7 million and $0.3 million, respectively. The total fair value of awards granted during the year ended April 30, 2014, 2013 and 2012 was $0.2 million, $0.4 million and $1.1 million, respectively.

At April 30, 2014, there were 749,620 shares reserved for future grants under the 2010 Stock Plan.

Note 10. Income Taxes

Income (loss) before income taxes and provision for income taxes for the years ended April 30, were as follows (in thousands):

	2014	2013	2012
Domestic	$(1,251)	$774	$(16,436)
Foreign	26	40	(73)
Total income (loss) before income taxes	$(1,225)	$814	$(16,509)

Current
Federal and state income taxes	$77	$3	$83
Foreign taxes	114	89	(74)
Total current	191	92	9

Deferred
Federal and state income taxes	142	190	144
Foreign taxes	-	-	-
Total deferred	142	190	144
Provision for income taxes	$333	$282	$153

The provision for income taxes for the years ended April 30, differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	2014	2013	2012
Computed tax expense (benefit) at statutory rate	$(420)	$277	$(5,613)
Increases (reductions) in tax expense resulting from:
Net operating loss carryforward limitation	219	(235)	7,352
State income taxes, net of federal tax benefit	100	74	102
Capital loss carryforward limitation	84	-	-
Change in valuation allowance for deferred tax assets	190	(88)	(1,752)
Stock-based compensation	56	182	297
Change in fair value of warrants	24	(124)	(358)
Foreign taxes	104	125	(377)
Foreign tax credits	(60)	(70)	(39)
Other	36	141	541
Provision for income taxes	$333	$282	$153

Deferred tax balances at April 30, were as follows (in thousands):

	2014	2013
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	$12,207	$11,659
Capital loss carryforward	-	8
Foreign tax credits	353	386
Property, equipment and intangible assets	5,135	5,038
Reserves and other accruals	844	629
Current assets
Deferred revenue	320	85
Allowance for doubtful accounts	86	107
Reserves and other accruals	448	466
Total deferred tax assets	19,393	18,378
Valuation allowance	(19,393)	(18,345)
Net deferred tax assets	-	33

Non-current liabilities
Property, equipment and intangible assets	-	(33)
Goodwill	(1,032)	(890)
Total deferred tax liabilities	(1,032)	(923)
Net deferred tax liabilities	$(1,032)	$(890)

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, we maintain a valuation allowance against substantially all of our net deferred tax assets in all the tax jurisdictions. The valuation allowance increased by $1 million in fiscal 2014 and decreased by $0.8 million and $1.9 million in fiscal 2013 and 2012, respectively.

At April 30, 2014, we had approximately $30.6 million in federal net operating loss (“NOL”) carryforwards after write-off of the limitations under the Internal Revenue Code Section 382 caused by changes in ownership, that begin to expire in fiscal year 2014 through 2029, approximately $9.7 million in California state NOL carryforwards that expire in fiscal years 2015 to 2031, approximately $106.3 million in other state NOL carryforwards that expire in fiscal years 2015 to 2031, and approximately $1.6 million in foreign NOL carryforwards that do not expire.

It is our intention to reinvest the earnings of our non-U.S. subsidiary in its operations. We do not provide for U.S. income taxes on the earnings of the foreign subsidiary as such earnings are to be reinvested indefinitely. As of April 30, 2014, there is minimal amount of cumulative earnings upon which U.S. income taxes have not been provided.

Note 11. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) less dividends paid and payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2014 and 2012, because of our net loss attributable to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year Ended April 30,
	2014	2013	2012
Net income (loss)	$(1,558)	$532	$(16,662)
Dividends paid and payable on preferred stock	(66)	(400)	(334)
Net income (loss) available to common stockholders	$(1,624)	$132	$(16,996)

Weighted-average shares of common stock outstanding, basic	16,110	14,718	14,672
Effect of dilutive securities	-	10	-
Weighted-average shares of common stock outstanding, diluted	16,110	14,728	14,672

Income (loss) per share of common stock:
Basic	$(0.10)	$0.01	$(1.16)
Diluted	$(0.10)	$0.01	$(1.16)

Antidilutive securities
Weighted average number of stock options	1,571,021	2,523,477	2,632,115
Weighted average number of warrants	905,916	909,042	1,344,986
Weighted average number of preferred stock	278,539	1,666,667	1,666,667

Potentially dilutive securities that are not included in the diluted net loss calculation are antidilutive because the exercise prices of these securities are greater than the average market price of the stock during the respective periods. As previously discussed, the 1,666,667 share of preferred stock were converted into shares of common stock on a 1-for-1 basis.

Note 12. Employee Retirement Plan

We maintain a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. We can, at our discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2014, 2013 and 2012, we contributed $0.3 million, $0.3 million, and $0.4 million, respectively, to the 401(k) Plan.

Note 13. Commitments and Contingencies

Operating Leases

We lease office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2020. Such leases generally have escalation clauses, lease incentives and rent abatements, which are amortized and recorded over the lease term on a straight-line basis. Effective January 1, 2014, we closed our offices in San Francisco and New York.

On March 1, 2014, we entered into a sublease agreement for a portion of our New York facilities, with monthly rent payments of $13,554, escalating by 2.5% on each anniversary date. This sublease expires on May 31, 2016.

Future minimum rental payments and contracted sublease rent receipts under these leases as of April 30, 2014 are as follows (in thousands):

	Minimum	Sublease
	Lease Payments	Rent Receipts
Years Ending April 30,
2015	$1,518	$163
2016	1,595	168
2017	982	14
2018	103	-
2019	103	-
Thereafter	103	-
	$4,404	$345

Rent expense under operating leases was $1.2 million, $1.5 million and $1.6 million for the years ended April 30, 2014, 2013 and 2012, respectively.

Capital Leases

We entered into arrangements for equipment and office furniture under non-cancelable capital lease arrangements expiring at various dates through fiscal 2016. Future minimum payments under these leases as of April 30, 2014 are as follows (in thousands):

Years Ending April 30,
2015	$117
2016	32
149
Less amounts representing interest	(2)
$147

Assets capitalized through capital leases included in equipment and furniture and leasehold improvements at April 30, are as follows (in thousands):

	2014	2013
Equipment	$999	$1,893
Furniture and leasehold improvements	115	115
	1,114	2,008
Less accumulated depreciation	(694)	(1,532)
Property and equipment, net	$420	$476

Litigation

We are subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, we cannot assure that we would prevail in such matters, nor can we assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, we may not be able to accurately predict their ultimate outcome. As of April 30, 2014, we are not involved in any legal proceedings or litigation that we believe would have a material adverse impact on our financial position, results of operations, or cash flows.

Note 14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, in the third quarter of fiscal year 2014 after the alignment of our Archive and eDiscovery operations, we determined that we have two reportable segments: (i) Archive and eDiscovery and (ii) Development, Database, and Migration Tools. As a result, we have adjusted historical results to reflect those new reporting segments.

The accounting policies of the segments are the same as those described in Note 1. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table.

For fiscal 2014 and 2013, total revenue from the United States was $16.4 million and $27.2 million, respectively. Total revenue from all other countries for fiscal 2014 and 2013 was $14.6 million and $13.0 million, respectively. For the fourth quarter of fiscal 2014 and 2013, total revenue from the United States was $3.6 million and $6.8 million, respectively. Total revenue from all other countries for the fourth quarter of fiscal 2014 and 2013 was $3.8 million and $3.0 million, respectively. Total long-lived assets as of April 30, 2014 and 2013, for the United States, were $18.8 million and $21.5 million, respectively. Total long-lived assets in all other countries as of April 2014 and 2013 were $0 as of April 30, 2014 and $1,000 as of April 30, 2013.

Financial information for the Company’s reportable segments is summarized below (in thousands):

	For the Years Ended April 30,
	2014	2013	2012
Total revenues:
Archive and eDiscovery	$19,320	$26,126	$27,534
Development, Database, and Migration Tools	11,638	14,067	15,935
Total revenues	$30,958	$40,193	$43,469

Operating expenses:
Archive and eDiscovery	$17,195	$23,632	$27,135
Development, Database, and Migration Tools	6,535	8,151	8,235
Unallocated corporate expenses	7,058	6,095	21,158
Total operating expenses	$30,788	$37,878	$56,528

Income (loss) from operations:
Archive and eDiscovery	$2,125	$2,494	$399
Development, Database, and Migration Tools	5,103	5,916	7,700
Unallocated corporate expenses	(7,058)	(6,095)	(21,158)
Total income (loss) from operations	$170	$2,315	$(13,059)

	April 30,	April 30,
	2014	2013
Total assets:
Archive and eDiscovery	$28,242	$33,108
Development, Database, and Migration Tools	5,411	6,599
Total assets	$33,653	$39,707

Note 15. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2014 and 2013 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2014
Total revenues	$7,964	$7,736	$7,888	$7,370
Income from operations	(24)	(34)	(278)	506
Net income (loss)	(633)	(210)	(878)	163

Income (loss) per share:
Basic	$(0.05)	$(0.01)	$(0.05)	$0.01
Diluted	$(0.05)	$(0.01)	$(0.05)	$0.01

Weighted-average shares used in computing income
(loss) per share:
Basic	15,297	16,384	16,384	16,384
Diluted	15,297	16,384	16,384	16,386

Year ended 2013
Total revenues	$9,638	$10,345	$10,440	$9,770
Income (loss) from operations	284	902	367	762
Net income (loss)	157	252	(65)	188

Income (loss) per share:
Basic	$0.00	$0.01	$(0.01)	$0.01
Diluted	$0.00	$0.01	$(0.01)	$0.01

Weighted-average shares used in computing income
(loss) per share:
Basic	14,718	14,718	14,718	14,718
Diluted	14,718	14,729	14,718	14,736

INDEX OF EXHIBITS

			Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.8	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.9	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.10	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.11	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July 7, 2011

			Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.12**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July 7, 2011

4.13	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July 7, 2011

4.14**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July 7, 2011

10.1*	1991 Stock Option Plan, as amended	S-1	001-11807	10.2	April 19, 1996

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010

10.4*	Employment Agreement by and between Todd Wille and the Registrant dated December 29, 2000	10-K	001-11807	10.8	July 30, 2001

10.5	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013	10-Q	001-11807	10.1	March 8, 2013

10.6	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013	10-Q	001-11807	10.2	March 8, 2013

10.7*	Employment Agreement by and between Kurt Jensen and the Registrant dated June 30, 2010	8-K	001-11807	10.7	July 1, 2010

10.8	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.9	Office Building Lease for Roseville, California facility, dated November 1, 2007, and amended November 21, 2007	10-K	001-11807	10.6	July 22, 2009

10.10	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective May 28, 2013	10-K	001-11807	10.10	July 2, 2013

14	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

16	Letter from Grant Thornton LLP dated January 17, 2014	8-K	001-11807	16.1	January 17, 2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1	Certification of Timothy P. Bacci, Interim Chief Executive Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Susan K. Conner, Chief Financial Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**

A portion of the exhibit has been has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.