Form 10-Q
period 2014-07-31
DAEGIS INC.
filed 2014-08-26
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

YES    ☐     NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,384,444 shares of common stock, $0.001 par value, as of August 26, 2014.

DAEGIS INC.
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of July 31, 2014 and April 30,	3
	2014

	Unaudited Condensed Consolidated Statements of Operations for the three months	4
	ended July 31, 2014 and 2013

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months	5
	ended July 31, 2014 and 2013

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	14
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosure	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2014	2014
ASSETS
Current assets:
Cash	$5,088	$7,178
Accounts receivable, net of allowances of $209 and $211, respectively	5,137	6,657
Prepaid expenses	557	617
Other current assets	384	358
Total current assets	11,166	14,810

Property and equipment, net of accumulated depreciation of $5,086 and $4,921, respectively	902	1,053
Goodwill	11,706	11,706
Intangibles, net	5,230	5,614
Other assets	435	470
Total assets	$29,439	$33,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$433	$308
Current portion of long-term debt	1,123	3,123
Accrued compensation and related expenses	865	1,185
Other accrued liabilities	957	971
Deferred revenue	7,365	8,590
Total current liabilities	10,743	14,177

Long term debt, net of current portion	11,565	11,848
Deferred tax liabilities, net	1,028	1,032
Common stock warrant liability	181	276
Other long-term liabilities	918	1,095
Total liabilities	24,435	28,428

Commitments and contingencies

Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	100,179	100,152
Accumulated other comprehensive income	280	280
Accumulated deficit	(95,472)	(95,224)
Total stockholders’ equity	5,004	5,225
Total liabilities and stockholders’ equity	$29,439	$33,653

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2014	2013

Revenues:
Archive and eDiscovery	$4,104	5,415
Development, Database and Migration tools	2,558	2,549
Total revenues	6,662	7,964
Operating expenses:
Direct costs of Archive and eDiscovery revenue	1,557	2,199
Direct costs of Development, Database and Migration tools revenue	504	418
Product development	1,173	1,671
Selling, general and administrative	3,370	3,700
Total operating expenses	6,604	7,988
Income (loss) from operations	58	(24)
Other income (expenses)
Gain (loss) from change in fair value of common stock warrant liability	95	(99)
Interest expense	(303)	(415)
Other, net	(100)	(31)
Total other income (expenses)	(308)	(545)
Loss before income taxes	(250)	(569)
Provision (benefit) for income taxes	(3)	64
Net loss	$(247)	$(633)

Loss per share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Weighted-average shares used in computing loss per share:
Basic	16,384	15,297
Diluted	16,384	15,297

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(247)	$(633)

Reconciliation of net loss to net cash provided by operating activities:
Depreciation	183	265
Amortization of intangible assets	384	385
Provision for doubtful accounts	108	118
Stock based compensation expense	27	53
Deferred tax liability	(4)	(40)
(Gain) loss from change in fair value of common stock warrant liability	(95)	99
Changes in operating assets and liabilities:
Accounts receivable	1,412	2,376
Prepaid expenses and other current assets	34	541
Other assets	35	47
Accounts payable	125	212
Accrued compensation and related expenses	(320)	(1,057)
Other accrued liabilities	(15)	(14)
Deferred revenue	(1,382)	(1,420)
Other long term liabilities	(20)	(47)
Net cash provided by operating activities	225	885

Cash flows from investing activities:
Proceeds from assets held for sale	-	400
Purchases of property and equipment	(33)	(3)
Net cash provided by (used in) investing activities	(33)	397

Cash flows from financing activities:
Principal payments under debt obligations	(2,251)	(1,641)
Principal payments on capital leases	(31)	(56)
Net cash used in financing activities	(2,282)	(1,697)

Net change in cash	(2,090)	(415)
Cash, beginning of year	7,178	5,459
Cash, end of period	$5,088	$5,044

Supplemental cash flow information:
Cash paid for interest	$256	$341
Cash paid for income taxes	52	14

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

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

The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014, as filed with the SEC.

In the third quarter of fiscal year 2014, after the alignment of our archive and eDiscovery operations, we determined that we have two reportable segments: (i) Archive and eDiscovery and (ii) Development, Database and Migration tools. As a result, we have restated historical results to reflect those new reporting segments.

Certain prior period balances in our consolidated statements of operations have been reclassified between direct costs of eDiscovery revenue and selling, general and administrative expenses to conform with current presentation.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards update No. 2014-09 Revenue from Contracts with Customers (ASU 204-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting periods with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3. Intangible Assets

Intangible asset balances by major asset class are as follows (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
July 31, 2014	amount	amortization	amount
Customer-related	$6,236	$(4,572)	$1,664
Technology-based	2,638	(2,112)	526
Trademarks	4,600	(1,560)	3,040
Trade name	100	(100)	-
Total	$13,574	$(8,344)	$5,230

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2014	amount	amortization	amount
Customer-related	$6,236	$(4,403)	$1,833
Technology-based	2,638	(2,034)	604
Trademarks	4,600	(1,423)	3,177
Trade name	100	(100)	-
Total	$13,574	$(7,960)	$5,614

Acquired finite-lived intangible assets are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangible assets is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible asset amortization expense for the three months ended July 31, 2014 and 2013 was $0.4 million for each quarter. The estimated future amortization expense related to intangible assets as of July 31, 2014 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2015	$1,130
2016	1,096
2017	814
2018	774
2019	774
Thereafter	642
Total	$5,230

4. Accrued Restructuring Charge

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. The alignment included movement of our operations, workforce reductions, abandonment of excess facilities and other charges in the Archive and eDiscovery reportable segment.

A summary of the restructuring and other costs recognized for the three months ended July 31, 2014 are as follows:.

				Deferred
		Lease	Asset	Rent	Other
	Severance	Abandonment	Impairment	Liability	Costs	Total
Amounts incurred and expected to be
incurred	$420	$933	$127	$(356)	$88	$1,212

Amounts incurred for the three months
ended July 31, 2014	$-	$150	$-	$-	$21	$171

At July 31, 2014, the accrued liability associated with the realignment consisted of the following:

		Lease
	Severance	Abandonment	Total

Accrued liability at April 30, 2014	$96	$464	$560
Charges	-	117	117
Payments	(96)	(262)	(358)
Adjustments	-	33	33
Accrued liability at July 31, 2014	$-	$352	$352

The restructuring and other related charges are included in the selling, general administrative expense line item in the Consolidated Statements of Operations.

5. Fair Value of Financial Instruments

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

Fair Value on a Recurring Basis

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended July 31, 2014:

(in thousands)	Common stock warrants
Balance at April 30, 2014	$276
Change in fair value of common stock warrant liability	(95)
Balance at July 31, 2014	$181

6. Long-Term Debt

Effective July 31, 2014, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (the “Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of our assets. Under the terms of the amendment, the Company is entitled to borrow up to $15.1 million. The total amount that can be borrowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

The Credit Agreement consisted of two term notes and a revolving credit note agreement. The Amendment extended the term of the Credit Agreement through June 30, 2017, reduced the interest rate and modified certain financial covenants. This Amendment, in conjunction with a prepayment made on July 31, 2014, under the Credit Agreement, reduced the outstanding principal balance on the Term A Loan to $10.1 million, and the Term B Loan, which incurred a minimum interest rate of 12.0%, has now been fully repaid. The Term Note A requires quarterly principal payments of $252,000 plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity. To the extent the Company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 3.5-4.0% per annum with a minimum rate of 5.0%. During the first quarter of fiscal year 2015, we incurred interest at the pre-amendment minimum rate of 6.5%.

Our long-term debt consists of the following (in thousands):

	July 31,	April 30,
	2014	2014
Term Note A	$10,072	$11,324
Term Note B	-	1,000
Revolving line of credit	2,500	2,500
Capital leases	116	147
	12,688	14,971
Less current portion	(1,123)	(3,123)
Total long term debt, net	$11,565	$11,848

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

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at July 31, 2014.

A summary of expected future principal payments, excluding any annual principal payments based on free cash flow, on long-term debt obligations as of July 31, 2014 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2015	$840
2016	1,039
2017	1,007
2018	9,802
$12,688

7. Stock Compensation Information

Stock-based compensation expense is determined from the estimated fair value of stock-based awards at the date of grant and is recognized over the vesting period of the awards, net of estimated forfeitures. For the three months ended July 31, 2014 and 2013, stock-based compensation expense was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2014	2013
Direct costs of revenue	$2	$5
Product development	3	13
Selling, general, and administrative	22	35
Total equity-based compensation	$27	$53

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

	Three Months Ended
	July 31,
	2014	2013
Expected term (in years)	4.0	4.0
Risk-free interest rate	1.3%	0.8%
Volatility	74%	57%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the period	$0.68	$0.50

We base our expected term assumption on our historical experience and on the terms and conditions of the stock awards we grant to employees. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options. We did not pay cash dividends to common stockholders in fiscal 2014 or year to date in fiscal 2015, and do not anticipate paying any cash dividends on common stock in the foreseeable future. Accordingly, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

At July 31, 2014, there was approximately $0.3 million of unrecognized compensation expense related to unvested stock-based awards granted. The unrecognized expense is expected to be recognized over a weighted-average period of 3.2 years.

A summary of our stock option activity for the three months ended July 31, 2014 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2014	1,254,629	$2.38	6.82	$41,972
Granted	196,922
Exercised	-
Cancelled/expired	(97,398)
Outstanding at July 31, 2014	1,354,153	2.26	6.92	14,612
Exercisable at July 31, 2014	882,961	$2.80	5.76	$2,631

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of our common stock on the last trading day of the periods ended as of the dates indicated.

There were no awards exercised during the three months ended July 31, 2014 and 2013. The total fair value of awards vested during the three months ended July 31, 2014 and 2013 was $27 thousand and $53 thousand, respectively. The total fair value of awards granted during the three months ended July 31, 2014 and 2013 was $0.1 million and $0.1 million, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2014 and April 30, 2014, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did we record any interest expense associated with any unrecognized tax benefits in the three months ended July 31, 2014 and 2013.

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

10. Loss Per Share

Basic loss per share is computed by dividing net loss less dividends payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

(in thousands, except per share amounts)	Three Months Ended
	July 31,
	2014	2013
Net loss	$(247)	$(633)
Dividends paid and payable on preferred stock	-	(66)
Net loss available to common stockholders	$(247)	$(699)

Weighted-average shares of common stock outstanding, basic	16,384	15,297
Effect of dilutive securities	-	-
Weighted-average shares of common stock outstanding, diluted	16,384	15,297

Loss per share of common stock:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Antidilutive securities
Weighted average number of stock options	1,091	1,695
Weighted average number of warrants	719	909
Weighted average number of preferred stock	-	1,111

Potentially dilutive securities that are not included in the diluted net loss calculation are antidilutive because the exercise prices of these securities are greater than the average market price of the stock during the respective periods. As noted above, the 1,666,667 shares of preferred stock were converted into shares of common stock on a 1-for-1 basis on June 30, 2013.

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, in the third quarter of fiscal year 2014 after the alignment of our Archive and eDiscovery operations, we determined that we have two reportable segments: (i) Archive and eDiscovery and (ii) Development, Database and Migration Tools. As a result, we have adjusted historical results to reflect those new reporting segments.

The accounting policies of the segments are the same as those described Note 1 of Part III, Item 15 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2014. We evaluate performance based on income from operations (total revenues less operating costs). We do not allocate certain corporate costs to each segment and therefore disclose these amounts separately in our segment table.

For the three months ended July 31, 2014 and 2013, total revenue from the United States was $4.2 million and $5.5 million, respectively. Total revenue from all other countries for the three months ended July 31, 2014 and 2013 was $2.5 million and $2.5 million, respectively. Total long-lived assets as of July 31, 2014 and April 30, 2014, for the United States, were $18.3 million and $18.8 million, respectively. There were no long-lived assets in other countries as of July 31, 2014 and April 30, 2014.

(in thousands)	Three Months Ended
	July 31,
	2014	2013
Total revenues:
Archive and eDiscovery	$4,104	$5,415
Development, Database and Migration tools	2,558	2,549
Total revenues	$6,662	$7,964

Operating expenses:
Archive and eDiscovery	$3,259	$4,658
Direct costs of Development, Database and Migration tools revenue	1,673	1,524
Unallocated corporate expenses	1,672	1,806
Total operating expenses	$6,604	$7,988

Income (loss) from operations:
Archive and eDiscovery	$845	$757
Development, Database and Migration tools	885	1,025
Unallocated corporate expenses	(1,672)	(1,806)
Total income (loss) from operations	$58	$(24)

	July 31,	April 30,
	2014	2014
Total assets:
Archive and eDiscovery	$25,057	$28,242
Development, Database and Migration tools	4,382	5,411
Total assets	$29,439	$33,653

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014, as filed with the SEC.

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

During the first quarter of fiscal 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2014 provides a more complete discussion of our critical accounting policies and estimates. In the first quarter of fiscal 2015, we recorded an additional restructuring charge related to the lease abandonment of $150 thousand. As of July 31, 2014, our accrued liability for unpaid restructuring charges was $0.4 million and is expected to be paid at various dates through May 2016.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 31,
	2014	2013
Revenues:
Archive and eDiscovery	61.6%	68.0%
Development, Database and Migration tools	38.4	32.0
Total revenues	100.0	100.0
Operating expenses:
Direct costs of Archive and eDiscovery revenue	23.4	27.6
Direct costs of Development, Database and Migration tools revenue	7.6	5.2
Product development	17.6	21.0
Selling, general and administrative	50.6	46.5
Total operating expenses	99.1	100.3
Income (loss) from operations	0.9	(0.3)
Other income (expenses)
Gain (loss) from change in fair value of common stock warrant liability	1.4	(1.2)
Interest expense	(4.6)	(5.2)
Other, net	(1.5)	(0.4)
Total other income (expenses)	(4.7)	(6.8)
Loss before income taxes	(3.8)	(7.1)
Provision for income taxes	(0.1)	0.8
Net Loss	(3.7)	(7.9)

Total Revenues

We generate revenue from Archive and eDiscovery software and service sales as well as maintenance, support and consulting services. Our Archive and eDiscovery solutions are sold by our direct sales force in the United States and Europe. We also generate Development, Database, and Migration Tools revenue from software license sales and related services, including maintenance, support and consulting services. We sell our Development, Database, and Migration Tools solutions through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues in the first quarter of fiscal 2015 were $6.7 million, a decrease of $1.3 million from the first quarter of fiscal 2014, or 16%.

Total Archive and eDiscovery revenues in the first quarter of fiscal 2015 were $4.1 million, a decrease of $1.3 million from the first quarter of fiscal 2014, or 24%. The revenue from Archive and eDiscovery fluctuates depending on the activity of our clients’ legal matters as well as the timing of Archive license sales and performance of professional service engagements. The decrease in Archive and eDiscovery revenue as compared to the prior year period is primarily related to a reduction in our professional services and hosting revenues. We have a continued reduction in services to our largest client as the consulting services for this particular matter was substantially complete at the end of fiscal year 2014. This client, which represented 20% of our consolidated revenue during the first quarter of fiscal year 2014, has declined to 15% of consolidated revenue during the first quarter of fiscal year 2015. In addition, we have begun transitioning our business model to bring to market a single managed solution for information governance, compliance and litigation readiness. This transition is negatively impacting our revenues during the first quarter of fiscal year 2015 due to longer sales cycles with this type of business model.

Development, Database and Migration revenues in the first quarter of fiscal year 2014 were $2.6 million compared to $2.5 million in the prior year period, an increase of $0.1 million. This increase is the result of a growing interest in our migration tools license sales.

Operating Expenses

Direct Costs of archive and eDiscovery Revenue. Direct costs of archive and eDiscovery revenue consist primarily of expenses related to employees, facilities, third party assistance and the amortization of purchased technology from third parties that were directly related to the generation of Archive and eDiscovery revenue. Direct costs of Archive and eDiscovery revenue were $1.6 million for the first quarter of fiscal 2015 compared to $2.2 million in the same period of fiscal 2014, a decline of $0.6 million. This decrease for the first quarter is a result of actions related to the organizational alignment during the third quarter of fiscal 2014.

Direct Costs of Development, Database, and Migration Tools Revenue. Direct costs of development, database and migration tools revenue consist primarily of expenses related to employees, facilities, third party assistance, and royalty payments that were directly related to the generation of database and migration revenue. Direct costs of development, database and migration tools revenue were $0.5 million and $0.4 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. The increase in direct costs of development, database and migration tools revenue is primarily due to a slight increase in salaries and related costs.

Product Development. Product development efforts are focused on on-going enhancements and increased functionality for all of our core products: Daegis Edge, Daegis Acumen, Daegis AXS-One Archive, Team Developer, SQLBase, Report Builder, NXJ, VISION, Composer CipherSoft and Composer Notes. Within Gupta Technologies, we developed a new mobile enterprise application development product, TD Mobile. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs decreased $0.5 million to $1.2 million for the first quarter of fiscal 2015 from $1.7 million in the first quarter of fiscal 2014. The decrease in product development expenses is primarily a result of open positions.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $3.4 million in the first quarter of fiscal 2015 and $3.7 million for the first quarter of fiscal 2014. The decrease in SG&A expense is primarily due to a reduction in outside consulting costs and employee benefits costs.

Gain/(loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the third quarter of fiscal year 2015 resulted in a gain of $0.1 million, compared to a loss of $0.1 million in same period last year. This gain and loss are due primarily to changes in our common stock share price during the periods.

Interest Expense. Interest expense for the first quarter of fiscal year 2015 was $0.3 million compared to $0.4 million for the same period last year. The decrease in interest expense in fiscal 2014 is due primarily to the amendment of our Revolving Credit and Term Loan Agreement with Wells Fargo in July 2013 which allowed us to move more of our debt from the higher interest bearing Term Note B to Term Note A as well as a decrease in the total outstanding debt as a result of the additional annual payment based on the Company’s free cash flow.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was a loss of $0.1 million for the first quarter of fiscal 2015 and $31 thousand for the same period last year.

Provision for Income Taxes. The provision for income taxes was a benefit of $3,000 for the first quarter of fiscal year 2015 and was primarily related to a federal tax benefit. The provision for income tax was $64,000 for the first quarter of fiscal year 2014. For the first quarter of fiscal year 2014, we recorded $20 thousand in foreign tax expense and $44 thousand in state and federal tax expense.

Liquidity and Capital Resources

At July 31, 2014, the Company had cash of $5.1 million compared to $7.2 million at April 30, 2014. Cash declined primarily as a result of our excess cash flow debt payments of $1.9 million and our quarterly principal payment of $0.3 million. The Company had net accounts receivable of $5.1 million as of July 31, 2014 compared to $6.7 million as of April 30, 2014. The decline in accounts receivable is primarily the result of collection activities as well as lower revenue during the period.

Effective July 31, 2014, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (the “Credit Agreement”). In order to secure its obligations under the Wells Fargo Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of our assets. Under the terms of the amendment, the Company is entitled to borrow up to $15.1 million. The total amount that can be borrowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

The Credit Agreement consisted of two term notes and a revolving credit note agreement. The Amendment extended the term of the Credit Agreement through June 30, 2017, reduced the interest rate and modified certain financial covenants. This Amendment, in conjunction with a prepayment made on July 31, 2014, under the Credit Agreement, reduced the outstanding principal balance on the Term A Loan to $10.1 million, and the Term B Loan, which incurred a minimum interest rate of 12.0%, has now been fully repaid. The Term Note A requires quarterly principal payments of $252,000 plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity. To the extent the company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 3.5-4.0% per annum with a minimum rate of 5.0%. During the first quarter of fiscal year 2015, we incurred interest at the pre-amendment minimum rate of 6.5%.

As of July 31, 2014 there is $10.1 million outstanding on the term note of which $1.0 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 3.5-4.0% per annum with a minimum rate of 5.0%. The revolver has a maturity date of June 30, 2017. As of July 31, 2014 there is $2.5 million borrowed on the revolving line of credit, none of which is current. As of July 31, 2014, the Company was eligible to borrow an additional $1.6 million.

The Company is obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at July 31, 2014.

We believe our existing cash, along with forecasted operating cash flows and the revolving line of credit under the Wells Fargo Credit Agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2015.

Operating Cash Flows. For the three months ended July 31, 2014 cash provided by operations was $0.2 million compared to $0.9 million for the same period last year. The reduction in operating cash flows was primarily the result of a smaller reduction in accounts receivable in the first quarter of fiscal 2015 as compared to the prior year.

Investing Cash Flows. Net cash used in investing activities was $33,000 for the three months ended July 31, 2014 and consisted of capital expenditures. Net cash provided by investing activities was $0.4 million for the three months ended July 31, 2013 and was the result of proceeds from the sale of our Composer Mainframe product line, offset by capital expenditures.

Financing Cash Flows. Net cash used in financing activities for the three months ended July 31, 2014 was $2.3 million compared to $1.7 million for the same period last year and consisted primarily of principal payments on the Credit Agreement.

A summary of certain contractual obligations is as follows (in thousands):

as of July 31, 2014 (in thousands)	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$12,572	$1,007	$11,565	$-	$-
Estimated interest expense	1,624	601	1,023	-	-
Other liabilities	158	-	-	-	158
Capital lease obligations	116	116	-	-	-
Operating leases	3,436	1,482	1,954	-	-
Total contractual cash obligations	$17,906	$3,206	$14,542	$-	$158

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all France employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its long term debt, which contains notes with variable interest rates.

The Wells Fargo Credit Agreement consists of outstanding balances of a $10.1 million Term Note A and a revolving line of credit agreement of $2.5 million. The Term Note A and revolving line of credit bear interest at LIBOR plus 3.5-4.0%. The minimum LIBOR used in the interest rate is 1. 0% for Term Note A and the revolving line of credit. LIBOR at July 31, 2014 is approximately 0.24%. A hypothetical 1% increase in the LIBOR rate would have no impact on our interest expense for the three months ended July 31, 2014 as the minimum LIBOR rate under the credit agreement was more than the current LIBOR rate plus 1%.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2014, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. There have been no material changes in our risks from such descriptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

Termination Benefits Arrangement

Effective August 20, 2014, the Company entered into a termination benefits arrangement with a continuing executive, Mr. Frank Verardi, Vice President and General Manager – Database, Development and Migration Tools Division. The termination agreement provides for payment to Mr. Verardi of six months of his base salary and the reimbursement for health benefits for six months if his employment is terminated by the Company other than for “cause” or as a result of a “change in control”. The termination benefits arrangement is attached hereto as Exhibit 10.1.

Item 6. Exhibits

Exhibits
10.1	Termination Benefits Arrangement by and between Frank Verardi and the Registrant effective August 20, 2014.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

DAEGIS INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2014	Daegis Inc.
(Registrant)

By:

/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer
(Principal Financial Officer)