Form 10-Q
period 2014-10-31
DAEGIS INC.
filed 2014-12-12
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

YES    ☐     NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,384,444 shares of common stock, $0.001 par value, as of December 12, 2014.

DAEGIS INC.
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2014 and	3
	April 30, 2014

	Unaudited Condensed Consolidated Statements of Operations for the three and six	4
	months ended October 31, 2014 and 2013

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended	5
	October 31, 2014 and 2013

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	14
	Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosure	20

Item 5.	Other Information	20

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2014	2014
ASSETS
Current assets:
Cash	$3,506	$7,178
Accounts receivable, net of allowances of $118 and $211, respectively	4,982	6,657
Prepaid expenses	777	617
Other current assets	484	358
Total current assets	9,749	14,810

Property and equipment, net of accumulated depreciation of $5,257 and $4,921, respectively	1,002	1,053
Goodwill	11,706	11,706
Intangibles, net	4,856	5,614
Other assets	453	470
Total assets	$27,766	$33,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$601	$308
Current portion of long-term debt	840	3,123
Accrued compensation and related expenses	987	1,185
Other accrued liabilities	817	971
Deferred revenue	6,101	8,590
Total current liabilities	9,346	14,177

Long-term debt, net of current portion	11,313	11,848
Deferred tax liabilities, net	1,015	1,032
Common stock warrant liability	215	276
Other long-term liabilities	823	1,095
Total liabilities	22,712	28,428

Commitments and contingencies

Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	100,204	100,152
Accumulated other comprehensive income	280	280
Accumulated deficit	(95,447)	(95,224)
Total stockholders’ equity	5,054	5,225
Total liabilities and stockholders’ equity	$27,766	$33,653

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues:
Information Governance	$3,854	$4,741	$7,958	$10,157
Migration and Development Tools	2,798	2,995	5,357	5,543
Total revenues	6,652	7,736	13,315	15,700
Operating expenses:
Direct costs of Information Governance	1,582	2,066	3,139	4,266
Direct costs of Migration and Development Tools	525	445	1,028	863
Product development	1,217	1,618	2,390	3,288
Selling, general and administrative	2,959	3,641	6,331	7,341
Total operating expenses	6,283	7,770	12,888	15,758
Income (loss) from operations	369	(34)	427	(58)
Other income (expenses)
(Loss) gain from change in fair value of common stock warrant
liability	(34)	210	61	112
Interest expense	(182)	(311)	(486)	(727)
Other, net	(141)	34	(241)	3
Total other (expense) income	(357)	(67)	(666)	(612)
Income (loss) before income taxes	12	(101)	(239)	(670)
(Benefit) Provision for income taxes	(13)	109	(16)	173
Net Income (loss)	$25	$(210)	$(223)	$(843)

Income (loss) per share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.06)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.06)

Weighted-average shares used in computing income (loss) per share:
Basic	16,384	16,384	16,384	15,841
Diluted	16,384	16,384	16,384	15,841

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(223)	$(843)

Reconciliation of net loss to net cash provided by operating activities:
Depreciation	354	515
Amortization of intangible assets	758	769
Loss on disposal of equipment	-	75
Provision for doubtful accounts	(106)	(244)
Stock based compensation expense	52	92
Deferred tax liability	(17)	(15)
Gain from change in fair value of common stock warrant liability	(61)	(112)
Changes in operating assets and liabilities:
Accounts receivable	1,780	3,254
Prepaid expenses and other current assets	(285)	544
Other assets	16	124
Accounts payable	294	414
Accrued compensation and related expenses	(197)	(1,359)
Other accrued liabilities	(155)	(344)
Deferred revenue	(2,721)	(2,421)
Other long term liabilities	(40)	(79)
Net cash (used in) provided by operating activities	(551)	370

Cash flows from investing activities:
Proceeds from assets held for sale	-	400
Purchases of property and equipment	(303)	(95)
Net cash (used in) provided by investing activities	(303)	305

Cash flows from financing activities:
Payment of preferred stock dividends	-	(66)
Principal payments under debt obligations	(2,755)	(1,947)
Principal payments on capital leases	(63)	(86)
Net cash used in financing activities	(2,818)	(2,099)

Net change in cash	(3,672)	(1,424)
Cash, beginning of period	7,178	5,459
Cash, end of period	$3,506	$4,035

Supplemental cash flow information:
Cash paid for interest	$308	$613
Cash paid for income taxes	7	117

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

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

In the third quarter of fiscal year 2014, after the alignment of our archive and eDiscovery operations, we determined that we have two reportable segments. As a result, we have restated historical results to reflect those new reporting segments. In the second quarter of fiscal 2015 we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance and migration and development tools solutions. As a result we have renamed our Archive and eDiscovery segment to Information Governance and our Development, Database and Migration tools segment to Migration and Development Tools.

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

In August 2014, the FASB issued Accounting Standards update No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires management to assess each annual and interim period if there is substantial doubt about the entities ability to continue as a going concern; provides principals for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

3. Intangible Assets

Intangible asset balances by major asset class are as follows (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
October 31, 2014	amount	amortization	amount
Customer-related	$6,236	$(4,742)	$1,494
Technology-based	2,638	(2,190)	448
Trademarks	4,600	(1,686)	2,914
Trade name	100	(100)	-
Total	$13,574	$(8,718)	$4,856

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2014	amount	amortization	amount
Customer-related	$6,236	$(4,403)	$1,833
Technology-based	2,638	(2,034)	604
Trademarks	4,600	(1,423)	3,177
Trade name	100	(100)	-
Total	$13,574	$(7,960)	$5,614

Acquired finite-lived intangible assets are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangible assets is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible asset amortization expense for the three months ended October 31, 2014 and 2013 was $0.4 million, respectively. Intangible asset amortization for the six months ended October 31, 2014 and 2013 was $0.8 million, respectively. The estimated future amortization expense related to intangible assets as of October 31, 2014 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2015	$756
2016	1,096
2017	814
2018	774
2019	774
Thereafter	642
Total	$4,856

4. Accrued Restructuring Charge

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. The alignment included movement of our operations, workforce reductions, abandonment of excess facilities and other charges in the Information Governance (formerly Archive and eDiscovery) reportable segment.

A summary of the restructuring and other costs recognized for the three months ended October 31, 2014 are as follows:.

				Deferred
		Lease	Asset	Rent	Other
	Severance	Abandonment	Impairment	Liability	Costs	Total
Amounts incurred and expected to be
incurred	$420	$933	$127	$(356)	$88	$1,212

For the three months ended October 31, 2014 we had no cost associated with the restructuring. For the six months ended October 31, 2014 we incurred total cost of $171 thousand which included $150 thousand related to lease abandonment cost and $21 thousand of other cost.

At October 31, 2014, the accrued liability associated with the realignment consisted of the following:

		Lease
	Severance	Abandonment	Total
Accrued liability at April 30, 2014	$96	$464	$560
Payments, net	(96)	(170)	(266)
Adjustments	-	33	33
Accrued liability at October 31, 2014	$-	$327	$327

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

In determining fair value, we use various valuation approaches and establish a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities.
●	Level 2 – Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.
●	Level 3 – Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

We value our common stock warrant liability on a recurring basis based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. Changes in the fair value of the warrants are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of common stock warrant.”

Fair Value on a Recurring Basis

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended October 31, 2014:

(in thousands)	Common stock warrants
Balance at April 30, 2014	$276
Change in fair value of common stock warrant liability	(61)
Balance at October 31, 2014	$215

6. Long-Term Debt

Effective July 31, 2014, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (the “Credit Agreement”). In order to secure its obligations under the Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of our assets. The total amount that can be borrowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

The Credit Agreement consisted of two term notes and a revolving credit note agreement. The amendment extended the term of the Credit Agreement through June 30, 2017, reduced the interest rate and modified certain financial covenants. This amendment, in conjunction with a prepayment made on July 31, 2014 under the Credit Agreement, reduced the outstanding principal balance on the Term A Loan to $10.1 million, and the Term B Loan, which incurred a minimum interest rate of 12.0%, has now been fully repaid. The Term Note A requires quarterly principal payments of $252,000 plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity. To the extent the Company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 3.5 - 4.0% per annum with a minimum rate of 5.0%.

Our long-term debt consists of the following (in thousands):

	October 31,	April 30,
	2014	2014
Term Note A	$9,568	$11,324
Term Note B	-	1,000
Revolving line of credit	2,500	2,500
Capital leases	85	147
	12,153	14,971
Less current portion	(840)	(3,123)
Total long term debt, net	$11,313	$11,848

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

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2014.

A summary of expected future principal payments, excluding any annual principal payments based on free cash flow, on long-term debt obligations as of October 31, 2014 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2015	$304
2016	1,039
2017	1,007
2018	9,803
$12,153

7. Stock Compensation Information

Stock-based compensation expense is determined from the estimated fair value of stock-based awards at the date of grant and is recognized over the vesting period of the awards, net of estimated forfeitures. For the three and six months ended October 31, 2014 and 2013, stock-based compensation expense was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Direct costs of revenue	$4	$4	$6	$9
Product development	2	6	5	19
Selling, general, and administrative	19	29	41	64
Total equity-based compensation	$25	$39	$52	$92

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

	Six Months Ended
	October 31,
	2014	2013
Expected term (in years)	4.0	4.0
Risk-free interest rate	1.3%	0.9%
Volatility	74%	52%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the period	$0.68	$0.49

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

At October 31, 2014, there was approximately $0.2 million of unrecognized compensation expense related to unvested stock-based awards granted. The unrecognized expense is expected to be recognized over a weighted-average period of 3.24 years.

A summary of our stock option activity for the six months ended October 31, 2014 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2014	1,254,629	$2.38	6.82	$41,972
Granted	201,922
Exercised	-
Cancelled/expired	(307,255)
Outstanding at October 31, 2014	1,149,296	2.32	6.68	-
Exercisable at October 31, 2014	769,779	$2.86	5.48	$-

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of our common stock on the last trading day of the periods ended as of the dates indicated.

There were no awards exercised during the six months ended October 31, 2014 and 2013. The total fair value of awards vested during the six months ended October 31, 2014 and 2013 was $0.05 million and $0.1 million, respectively. The total fair value of awards granted during the six months ended October 31, 2014 and 2013 was $0.1 million, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2014 and April 30, 2014, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did we record any interest expense associated with any unrecognized tax benefits in the six months ended October 31, 2014 and 2013.

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

10. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) less dividends payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net income (loss)	$25	$(210)	$(223)	$(843)
Dividends paid and payable on preferred stock	-	-	-	(66)
Net income (loss) available to common stockholders	$25	$(210)	$(223)	$(909)

Weighted-average shares of common stock outstanding, basic	16,384	16,384	16,384	15,841
Effect of dilutive securities	-	-	-	-
Weighted-average shares of common stock outstanding, diluted	16,384	16,384	16,384	15,841

Income (loss) per share of common stock:
Basic	$0.00	$(0.01)	$(0.01)	$(0.06)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.06)

Antidilutive securities
Number of stock options	1,149	1,521	1,149	1,521
Number of warrants	719	909	719	909

Potentially dilutive securities that are not included in the diluted net loss calculation are antidilutive because the exercise prices of these securities are greater than the average market price of the stock during the respective periods.

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and, in the third quarter of fiscal year 2014 after the alignment of our Archive and eDiscovery operations, we determined that we have two reportable segments. As a result, we have adjusted historical results to reflect those new reporting segments. In the second quarter of fiscal 2015 we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance, migration and development tools solutions. As a result we have renamed our Archive and eDiscovery segment to Information Governance and our Development, Database and Migration tools segment to Migration and Development Tools.

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

For the three months ended October 31, 2014 and 2013, total revenue from the United States was $3.9 million and $5.0 million, respectively. Total revenue from all other countries for the three months ended October 31, 2014 and 2013 was $2.8 million and $2.7 million, respectively. For the six months ended October 31, 2014 and 2013, total revenue from the United States was $8.1 million and $10.5 million, respectively. Total revenue from all other countries for the six months ended October 31, 2014 and 2013 was $5.2 million, respectively. Total long-lived assets as of October 31, 2014 and April 30, 2014, for the United States, were $18.0 million and $18.8 million, respectively. There were no long-lived assets in other countries as of October 31, 2014 and April 30, 2014.

(in thousands)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Total revenues:
Information Governance	$3,854	$4,741	$7,958	$10,157
Migration and Development Tools	2,798	2,995	5,357	5,543
Total revenues	$6,652	$7,736	$13,315	$15,700

Operating expenses:
Information Governance	$3,393	$4,327	$6,652	$8,985

Migration and Development Tools	1,676	1,699	3,349	3,223
Unallocated corporate expenses	1,214	1,744	2,887	3,550
Total operating expenses	$6,283	$7,770	$12,888	$15,758

Income (loss) from operations:
Information Governance	$461	$414	$1,306	$1,172
Migration and Development Tools	1,122	1,296	2,008	2,320
Unallocated corporate expenses	(1,214)	(1,744)	(2,887)	(3,550)
Total income (loss) from operations	$369	$(34)	$427	$(58)

	October 31,	April 30,
	2014	2014
Total assets:
Information Governance	$25,326	$28,242
Migration and Development Tools	2,440	5,411
Total assets	$27,766	$33,653

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

Overview

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global software company that delivers leading-edge Information Governance, Application Migration, Data Management and Application Development tools. Our Information Governance solution simplifies and reduces the cost of archiving and eDiscovery, while mitigating risk by improving data management. Our Application Development and Application Migration software solutions complement our other products by providing tools to rapidly develop new applications on enterprise and cross-channel mobile platforms and to migrate legacy applications to state-of-the-art technologies. We offer specialized services, including data collection, professional services project management and managed document review to complement our software solutions.

In fiscal 2014, we completed the restructuring and realignment of our Company to meet customer and market needs and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance and eDiscovery solution that provides end-to-end data preservation and litigation readiness for our customers. Accordingly, today we sell our solutions through two segments. In the second quarter of fiscal 2015 we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance, migration and development tools solutions. As a result we have renamed our Archive and eDiscovery segment to Information Governance and our Development, Database and Migration tools segment to Migration and Development Tools.

Our information governance solutions simplify and reduce the cost of archive and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

Our migration and development tool solutions, Gupta Technologies (“Gupta”), includes mobile, Web and .NET application development, data management and application modernization software. Gupta Technologies delivers highly productive application development software for developers of all skill levels. Gupta’s data management solutions are highly scalable and high performance. Gupta’s Composer Technologies product line offers automated software and services for migrating Lotus Notes and Oracle Forms applications. Our products include TD Mobile, Team Developer, SQLBase, Report Builder, NXJ, DataServer, VISION, ACCELL, Composer Notes and Composer CipherSoft.

We market and sell our products and services through a direct sales strategy, and a regional and global channel sales strategy to corporate customers including corporate legal and information technology departments. We are headquartered in Irving, Texas, with offices in Roseville, California and Rutherford, New Jersey and international offices in Australia, Canada, France, Germany, and the United Kingdom (“UK”). We market and sell our software directly in the United States, Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

Certain prior period balances in our consolidated statements of operations have been reclassified between direct costs of Information Governance revenue and selling, general and administrative expenses to conform with current presentation.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

●	Revenue Recognition
●	Goodwill and Intangible Assets
●	Deferred Tax Asset Valuation Allowance
●	Accounts Receivable and Allowances for Doubtful Accounts
●	Accounting for Stock-based Compensation
●	Fair Value of Common Stock Warrant Liability

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

During the second quarter of fiscal 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2014 provides a more complete discussion of our critical accounting policies and estimates. In the first quarter of fiscal 2015, we recorded an additional restructuring charge related to the lease abandonment of $150 thousand. As of October 31, 2014, our accrued liability for unpaid restructuring charges was $0.3 million and is expected to be paid at various dates through May 2016.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues:
Information Governance	57.9%	61.3%	59.8%	64.7%
Migration and Development Tools	42.1	38.7	40.2	35.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Direct costs of Information Governance	23.8	26.7	23.6	27.2
Direct costs of Migration and Development Tools	7.9	5.8	7.7	5.6
Product development	18.3	20.9	17.9	20.9
Selling, general and administrative	44.5	47.0	47.5	46.7
Total operating expenses	94.5	100.4	96.7	100.4
Income (loss) from operations	5.5	(0.4)	3.3	(0.4)
Other income (expenses)
(Loss) gain from change in fair value of common stock warrant	(0.5)	2.7	0.5	0.7
Interest expense	(2.7)	(4.0)	(3.7)	(4.6)
Other, net	(2.1)	0.4	(1.8)	0.0
Total other (expenses) income	(5.3)	(0.9)	(5.0)	(3.9)
Income (loss) before income taxes	0.2	(1.3)	(1.7)	(4.3)
(Benefit) provision for income taxes	(0.2)	1.4	(0.1)	1.1
Net Income ( loss)	0.4	(2.7)	(1.8)	(5.4)

Total Revenues

We generate revenue from Information Governance software and service sales as well as maintenance, support and consulting services. Our Information Governance solutions are sold by our direct sales force in the United States and Europe. We also generate Migration and Development Tools revenue from software license sales and related services, including maintenance, support and consulting services. We sell our Migration and Development Tools through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues for the three months ended October 31, 2014 were $6.7 million, a decrease of $1.1 million or 14.0% from the second quarter of fiscal 2014. Total revenues for the six months ended October 31, 2014 were $13.3 million, a decrease of $2.4 million or 15.2% from the same period last year.

Total Information and Governance revenues for the three months ended October 31, 2014 were $3.9 million, a decrease of $0.9 million or 18.7% from the second quarter of fiscal 2014. Total Information and Governance revenues for the six months ended October 31, 2014 were $8.0 million, a decrease of $2.2 million or 21.7% from the same period last year. The revenue from Information and governance fluctuates depending on the activity of our customers’ legal matters as well as the timing of license sales and performance of professional service engagements. The decrease in Information and Governance revenue as compared to the prior year is primarily related to a reduction in our professional services and hosting revenues. We have a continued reduction in services to our largest client as the consulting services for this particular matter was substantially complete at the end of fiscal year 2014. This client, which represented 18% of our consolidated revenue during the second quarter of fiscal year 2014, has declined to 12% of consolidated revenue during the second quarter of fiscal year 2015. In addition, we have begun transitioning our business model to bring to market a single managed solution for information governance, compliance and litigation readiness. This transition is negatively impacting our revenues during the second quarter of fiscal year 2015 due to somewhat longer sales cycles with this type of business model.

Migration and Development Tools revenues for the three months ended October 31, 2014 were $2.8 million compared to $3.0 million for the same period last year, an decrease of $0.2 million or 6.6%. Migration and Development Tools revenues for the six months ended October 31, 2014 were $5.4 million compared to $5.5 million or 3.4% lower for the same period last year. This decrease is primarily the result of timing of migration tools consulting services.

Operating Expenses

Direct Costs of Information and Governance. Direct costs of Information and Governance revenue consist primarily of expenses related to employees, facilities, third party assistance and the amortization of purchased technology from third parties that were directly related to the generation of Information Governance revenue. Direct costs of Information Governance revenue were $1.6 million for the three months ended October 31, 2014 compared to $2.1 million in the same period of fiscal 2014, a decline of $0.5 million. Direct costs of Information Governance revenue were $3.1 million for the six months ended October 31, 2014 compared to $4.3 million in the same period of fiscal 2014, a decline of $1.2 million. This decrease is a result of actions related to the organizational alignment, primarily salaries and related cost and brings cost inline with business needs during the third quarter of fiscal 2014.

Direct Costs of Migration and Development Tools Revenue. Direct costs of Migration and Development Tools revenue consist primarily of expenses related to employees, facilities, third party assistance, and royalty payments that were directly related to the generation of database and migration revenue. Direct costs of Migration and Development Tools revenue were $0.5 million and $0.4 million for the three months ended October 31, 2014, and 2013 respectively. Direct costs of Migration and Development Tools revenue were $1.0 million and $0.9 million for the six months ended October 31, 2014 and 2013, respectively. The increase in both periods is primarily related to increased travel and consulting cost.

Product Development. Product development efforts are focused on on-going enhancements and increased functionality for all of our core products: Daegis AXS-One Archive, Daegis Edge, Daegis Acumen, Team Developer, SQLBase, Report Builder, NXJ, VISION, Composer CipherSoft and Composer Notes. Within Gupta Technologies, we developed a new mobile enterprise application development product, TD Mobile. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the three months ended October 31, 2014 were $1.2, a decrease of $0.4 million compared to the three months ended October 31, 2013. Product development costs in the six months ended October 31, 2014 were $2.4, a decrease of $0.9 million compared to the six months ended October 31, 2013. The decrease in product development expenses is primarily a result of open positions resulting from employee turnover.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $3.0 million and $3.6 million for the three months ended October 31, 2014 and 2013, respectively. SG&A expenses were $6.3 million and $7.3 million for the six months ended October 31, 2014 and 2013, respectively. The decrease in SG&A expense is primarily due to a reduction in outside consulting costs and employee benefits costs.

Gain/(loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended October 31, 2014 resulted in a loss of $34 thousand, compared to a gain of $210 thousand in same period last year. The change in fair value of common stock warrant liability for the six months ended October 31, 2014 resulted in a gain of $61 thousand, compared to a gain of $112 thousand in same period last year. This gain and loss are due primarily to changes in our common stock share price during the periods.

Interest Expense. Interest expense for the three months ended October 31, 2014 was $0.2 million compared to $0.3 million for the same period last year. Interest expense for the six months ended October 31, 2014 was $0.5 million compared to $0.7 million for the same period last year. The decrease in interest expense in the second quarter of fiscal 2015 is due primarily to the amendment of our Revolving Credit and Term Loan Agreement with Wells Fargo in July 2014 which allowed us to move more of our debt from the higher interest bearing Term Note B to Term Note A as well as a decrease in the total outstanding debt as a result of the additional annual payment based on the Company’s free cash flow.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was a loss of $141 thousand compared to a gain of $34 thousand for the three months ended October 31, 2014 and 2013. Other, net was a loss of $241 thousand compared to a gain of $3 thousand for the six months ended October 31, 2014 and 2013, respectively. The loss for the three and six months ended October 31, 2014 is primarily related to the impact of foreign currency exchange rate changes on our euro dominated cash account.

(Benefit) Provision for Income Taxes. The benefit for income taxes was $13.0 thousand compared to a provision for income taxes of $109.0 thousand for the three months ended October 31, 2014 and 3013, respectively. The benefit for income taxes was $16.0 thousand for the six months ended October 31, 2014 and was primarily related to a federal tax benefit compared to a provision for income tax was $173.0 thousand for October 31, 2013. For the three months ended October 31, 2014 and 2013, we recorded $10.8 thousand and $48.0 thousand in foreign tax expense and $24.1 thousand and $61.0 thousand in state and federal tax expense, respectively. For the six months ended October 31, 2014 and 2013, we recorded $14.2 thousand and $68.0 thousand in foreign tax expense and had income of $30.6 thousand and expense of $105.0 thousand in state and federal tax expense, respectively.

Liquidity and Capital Resources

At October 31, 2014, the Company had cash of $3.5 million compared to $7.2 million at April 30, 2014. Cash declined primarily as a result of our excess cash flow debt payments of $1.9 million and quarterly principal payments of $0.3 million and a pre-payment of $0.3 million, as well as, an increase in capital expenditure purchase of $0.3 million. The Company had net accounts receivable of $5.0 million as of October 31, 2014 compared to $6.7 million as of April 30, 2014. The decline in accounts receivable is primarily the result of collection activities as well as lower revenue during the period. The lower revenue is primarily related to the decline in work, which ended in fiscal year 2014, for our largest customer. We expect revenue related to this customer to continue to decline.

Effective July 31, 2014, the Company entered into an amendment to its Revolving Credit and Term Loan Agreement with Wells Fargo Capital Finance (the “Credit Agreement”). In order to secure its obligations under the Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of our assets. The total amount that can be borrowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

The Credit Agreement consisted of two term notes and a revolving credit note agreement. The amendment extended the term of the Credit Agreement through June 30, 2017, reduced the interest rate and modified certain financial covenants. This amendment, in conjunction with a prepayment made on July 31, 2014, under the Credit Agreement, reduced the outstanding principal balance on the Term A Loan to $10.1 million, and the Term B Loan, which incurred a minimum interest rate of 12.0%, has now been fully repaid. The Term Note A requires quarterly principal payments of $252,000 plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity. To the extent the company makes annual principal payments based on free cash flow, the quarterly principal payments will be reduced. The Company incurs interest at the prevailing LIBOR rate plus 3.5 - 4.0% per annum with a minimum rate of 5.0%.

As of October 31, 2014 there is $9.6 million outstanding on the term note of which $0.8 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 3.5 - 4.0% per annum with a minimum rate of 5.0%. The revolver has a maturity date of June 30, 2017. As of October 31, 2014 there is $2.5 million borrowed on the revolving line of credit, none of which is current. As of October 31, 2014, the Company was eligible to borrow an additional $2.2 million.

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at October 31, 2014.

We believe our existing cash, along with forecasted operating cash flows and the revolving line of credit under the Wells Fargo Credit Agreement, will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2015.

Operating Cash Flows. Cash used in operations was $0.6 million for the six months ended October 31, 2014 compared to cash provided by operations of $0.4 million for the same period last year. The reduction in operating cash flows was primarily the result of reduced revenue; resulting in less cash collected in the second quarter of fiscal 2015 as compared to the prior year.

Investing Cash Flows. Net cash used in investing activities was $0.3 million for the six months ended October 31, 2014 and consisted of capital expenditures. Net cash provided by investing activities was $0.3 million for the six months ended October 31, 2013 and was the result of proceeds from the sale of our Composer Mainframe product line, offset by capital expenditures.

Financing Cash Flows. Net cash used in used in financing activities for the six months ended October 31, 2014 was $2.8 million compared to net cash used in financing activities of $2.1 million for the same period last year and consisted primarily of principal payments on the Credit Agreement.

A summary of certain contractual obligations is as follows (in thousands):

as of October 31, 2014 (in thousands)	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Debt financing	$12,068	$755	$11,313	$-	$-
Estimated interest expense	1,454	548	906	-	-
Other liabilities	163	163	-	-	-
Capital lease obligations	85	85	-	-	-
Operating leases	3,068	1,491	1,577	-	-
Total contractual cash obligations	$16,838	$3,042	$13,796	$-	$-

Other liabilities primarily include mandatory severance costs associated with a French statutory government regulated plan covering all French employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its long term debt, which contains notes with variable interest rates.

The Wells Fargo Credit Agreement consists of outstanding balances of a $9.6 million Term Note A and a revolving line of credit agreement of $2.5 million. The Term Note A and revolving line of credit bear interest at LIBOR plus 3.5-4.0%. The minimum LIBOR used in the interest rate is 1.0% for Term Note A and the revolving line of credit. LIBOR at October 31, 2014 is approximately 0.23%. A hypothetical 1% increase in the LIBOR rate would have no impact on our interest expense for the six months ended October 31, 2014 as the minimum LIBOR rate under the credit agreement was more than the current LIBOR rate plus 1%.

Foreign Currency Exchange Rate Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on the Company’s business, operating results and financial position. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. A hypothetical 1% change in foreign currency rates would not have a significant impact on the Company’s business, operating results and financial position.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of October 31, 2014, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. There have been no material changes in our risks from such descriptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

Employment Agreements

On December 10, 2014, the Compensation Committee of the Board of Directors of Daegis Inc. (the “Compensation Committee”) approved an executive employment agreement with our Chief Executive Officer, Mr. Timothy P. Bacci, and approved certain modifications of the executive employment agreement the Company had previously entered into upon the appointment of Ms. Susan K. Conner as Chief Financial Officer.

The executive employment agreement for Mr. Bacci provides for an annual base salary of $450,000. In addition to the base salary, the Mr. Bacci will be eligible to earn annual incentive compensation equal to 50% of his base salary, in accordance with the terms and conditions of the incentive plan approved for any given year by the Compensation Committee. Mr. Bacci may also earn additional performance compensation tied to the achievement of specific goals as may be approved by the Compensation Committee from time to time. If employment is terminated by the Company for other than cause, the employment agreement provides for the payment of twelve months of base salary for the executive, and an incentive compensation payment equal to that which the executive would have earned for the fiscal year, prorated for the number of days the executive was employed for that year. If employment is terminated within twelve months of a change in control, the employment agreement provides for the payment of twelve months of base salary for the executive, and an incentive compensation payment equal to the maximum amount payable for the fiscal year. In conjunction with his employment, the Compensation Committee has approved a grant to Mr. Bacci for options to acquire 655,378 shares of the Company’s common stock at an exercise price equal to the Company’s closing stock price on the date of grant, vesting 50% on the first anniversary date from the date of grant with the remaining 50% vesting monthly thereafter over a three year period, with accelerated vesting upon a change in control. Upon the first anniversary date from the initial grant, the agreement provides for an additional stock option grant to purchase 1% of the Company’s then outstanding common stock at an exercise price equal to the Company’s closing stock price on the date of grant, with vesting terms consistent with the initial grant. This grant is contingent upon the number of options available under the stock option plan.

The modifications to the executive employment agreement with Ms. Conner provide for a change in the termination pay to twelve months of her base salary when terminated for other than cause and within twelve months of a change in control. The new agreement, in the event of a termination for other than cause, now also provides for an incentive compensation payment equal to that which Ms. Conner would have earned for the fiscal year, prorated for the number of days she was employed for that year. Ms. Conner may also earn additional performance compensation tied to the achievement of specific goals as may be approved by the Compensation Committee from time to time.

In addition to the terms described above, both executive employment agreements now include customary restrictive covenants and general provisions; including, non-compete, non-solicitation of customers and non-solicitation of employee covenants, and a clawback provision.

The executive employment agreements are attached hereto as Exhibit 10.1 and 10.2.

Item 6. Exhibits

Exhibits
10.1	Executive Employment Agreement by and between Timothy P. Bacci and the Registrant effective December 10, 2014.

10.2	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective December 10, 2014.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

DAEGIS INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 12, 2014	Daegis Inc.
(Registrant)

By:

/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer
(Principal Financial Officer)