Form 10-Q
period 2015-01-31
DAEGIS INC.
filed 2015-02-27
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-11807

__________________________

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,384,444 shares of common stock, $0.001 par value, as of February 26, 2015.

DAEGIS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2015	2014
ASSETS
Current assets:
Cash	$4,288	$7,178
Accounts receivable, net of allowances of $144 and $211, respectively	5,005	6,657
Prepaid expenses	558	617
Other current assets	242	358
Total current assets	10,093	14,810

Property and equipment, net of accumulated depreciation of $5,428 and $4,921,
respectively	903	1,053
Goodwill	11,706	11,706
Intangibles, net	4,479	5,614
Other assets	437	470
Total assets	$27,618	$33,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$729	$308
Current portion of long-term debt	808	3,123
Accrued compensation and related expenses	802	1,185
Other accrued liabilities	1,235	971
Deferred revenue	6,846	8,590
Total current liabilities	10,420	14,177

Long-term debt, net of current portion	11,062	11,848
Deferred tax liabilities, net	1,166	1,032
Common stock warrant liability	146	276
Other long-term liabilities	654	1,095
Total liabilities	23,448	28,428

Commitments and contingencies

Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	100,243	100,152
Accumulated other comprehensive income	280	280
Accumulated deficit	(96,370)	(95,224)
Total stockholders’ equity	4,170	5,225
Total liabilities and stockholders’ equity	$27,618	$33,653

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenues:
Information Governance	$3,142	$4,779	$11,100	$14,936
Migration and Development Tools	2,552	3,109	7,908	8,652
Total revenues	5,694	7,888	19,008	23,588
Operating expenses:
Direct costs of Information Governance	1,626	2,044	4,765	6,311
Direct costs of Migration and Development Tools	452	494	1,481	1,357
Product development	1,160	1,395	3,550	4,683
Selling, general and administrative	2,817	4,233	9,146	11,573
Total operating expenses	6,055	8,166	18,942	23,924
(Loss) income from operations	(361)	(278)	66	(336)
Other (expense) income
Gain (loss) from change in fair value of common stock warrant
liability	69	(163)	130	(51)
Interest expense	(170)	(312)	(656)	(1,039)
Other, net	(159)	(54)	(400)	(51)
Total other (expense) income	(260)	(529)	(926)	(1,141)
Loss before income taxes	(621)	(807)	(860)	(1,477)
Provision for income taxes	302	71	286	244
Net Loss	$(923)	$(878)	$(1,146)	$(1,721)

Loss per share:
Basic	$(0.06)	$(0.05)	$(0.07)	$(0.11)
Diluted	$(0.06)	$(0.05)	$(0.07)	$(0.11)

Weighted-average shares used in computing loss per share:
Basic	16,384	16,384	16,384	16,022
Diluted	16,384	16,384	16,384	16,022

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,146)	$(1,721)

Reconciliation of net loss to net cash provided by operating activities:
Depreciation	525	740
Amortization of intangible assets	1,135	1,154
Loss on disposal of equipment	2	199
Provision for doubtful accounts	(67)	129
Stock based compensation expense	91	130
Deferred tax liability	134	60
(Gain) loss from change in fair value of common stock warrant liability	(130)	51
Changes in operating assets and liabilities:
Accounts receivable	1,720	1,602
Prepaid expenses and other current assets	175	563
Other assets	33	154
Accounts payable	421	195
Accrued compensation and related expenses	(383)	(1,062)
Other accrued liabilities	263	140
Deferred revenue	(2,123)	(1,137)
Other long term liabilities	(62)	(348)
Net cash provided by operating activities	588	849

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	4
Proceeds from assets held for sale	-	400
Purchases of property and equipment	(377)	(253)
Net cash (used in) provided by investing activities	(377)	151

Cash flows from financing activities:
Payment of preferred stock dividends	-	(66)
Principal payments under debt obligations	(3,007)	(2,253)
Principal payments on capital leases	(94)	(127)
Net cash used in financing activities	(3,101)	(2,446)

Net change in cash	(2,890)	(1,446)
Cash, beginning of period	7,178	5,459
Cash, end of period	$4,288	$4,013

Supplemental cash flow information:
Cash paid for interest	$308	$889
Cash (received) paid for income taxes	(21)	151

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

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

In August 2014, the FASB issued Accounting Standards update No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principals for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

3. Intangible Assets

Intangible asset balances by major asset class are as follows (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
January 31, 2015	amount	amortization	amount
Customer-related	$6,236	$(4,913)	$1,323
Technology-based	2,638	(2,268)	370
Trademarks	4,600	(1,814)	2,786
Trade name	100	(100)	-
Total	$13,574	$(9,095)	$4,479

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2014	amount	amortization	amount
Customer-related	$6,236	$(4,403)	$1,833
Technology-based	2,638	(2,034)	604
Trademarks	4,600	(1,423)	3,177
Trade name	100	(100)	-
Total	$13,574	$(7,960)	$5,614

Acquired finite-lived intangible assets are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangible assets is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible asset amortization expense for the three months ended January 31, 2015 and 2014 was $0.4 million, respectively. Intangible asset amortization expense for the nine months ended January 31, 2015 and 2014 was $1.1 million and $1.2 million, respectively. The estimated future amortization expense related to intangible assets as of January 31, 2015 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2015	$379
2016	1,096
2017	814
2018	774
2019	774
Thereafter	642
Total	$4,479

4. Accrued Restructuring Charge

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. The alignment included movement of our operations, workforce reductions, abandonment of excess facilities and other charges in the Information Governance (formerly Archive and eDiscovery) reportable segment.

A summary of the restructuring and other costs recognized as of January 31, 2015 are as follows:

				Deferred
		Lease	Asset	Rent	Other
	Severance	Abandonment	Impairment	Liability	Costs	Total
Amounts incurred and expected to be
incurred	$420	$933	$127	$(356)	$88	$1,212

For the three months ended January 31, 2015 we had no cost associated with the restructuring. For the nine months ended January 31, 2015 we incurred total cost of $171 thousand which included $150 thousand related to lease abandonment cost and $21 thousand of other cost.

At January 31, 2015, the accrued liability associated with the realignment consisted of the following:

		Lease
	Severance	Abandonment	Total
Accrued liability at April 30, 2014	$96	$464	$560
Payments, net	(96)	(262)	(358)
Adjustments	-	33	33
Accrued liability at January 31, 2015	$-	$235	$235

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

Fair Value on a Recurring Basis

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended January 31, 2015:

(in thousands)	Common stock warrants
Balance at April 30, 2014	$276
Change in fair value of common stock warrant liability	(130)
Balance at January 31, 2015	$146

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

Our long-term debt consists of the following (in thousands):

	January 31,	April 30,
	2015	2014
Term Note A	$9,317	$11,324
Term Note B	-	1,000
Revolving line of credit	2,500	2,500
Capital leases	53	147
	11,870	14,971
Less current portion	(808)	(3,123)
Total long term debt, net	$11,062	$11,848

The Credit Agreement requires ongoing compliance with certain affirmative and negative covenants. The affirmative covenants include, but are not limited to: (i) maintenance of existence and conduct of business; (ii) compliance with laws; (iii) use of proceeds; and (iv) books and records and inspection. The negative covenants set forth in the Credit Agreement include, but are not limited to, restrictions on our ability (and on our subsidiaries): (i) with certain limited exceptions, to create, incur, assume or allow to exist indebtedness; (ii) with certain limited exceptions, to create, incur, assume or allow to exist liens on properties; (iii) with certain limited exceptions, to make certain payments, transfers of property, or investments; or (iv) with certain limited exceptions, to make acquisitions.

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2015.

A summary of expected future principal payments, excluding any annual principal payments based on free cash flow, on long-term debt obligations as of January 31, 2015 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2015	$21
2016	1,039
2017	1,007
2018	9,803
$11,870

7. Stock Compensation Information

Stock-based compensation expense is determined from the estimated fair value of stock-based awards at the date of grant and is recognized over the vesting period of the awards, net of estimated forfeitures. Stock-based compensation expense was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Direct costs of revenue	$3	$3	$10	$12
Product development	2	5	6	24
Selling, general, and administrative	34	30	75	94
Total equity-based compensation	$39	$38	$91	$130

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

	Nine Months Ended
	January 31,
	2015	2014
Expected term (in years)	4.6	4.0
Risk-free interest rate	1.4%	0.9%
Volatility	76%	51%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the period	$0.52	$0.47

We calculate our expected term using the simplified method as the historical exercise data does not provide a reasonable basis upon which to estimate expected life due to operational and structural changes of the Company. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options. We did not pay cash dividends to common stockholders in fiscal 2014 or year to date in fiscal 2015, and do not anticipate paying any cash dividends on common stock in the foreseeable future. Accordingly, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

At January 31, 2015, there was approximately $0.4 million of unrecognized compensation expense related to unvested stock-based awards granted. The unrecognized expense is expected to be recognized over a weighted-average period of 3.29 years.

A summary of our stock option activity for the nine months ended January 31, 2015 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2014	1,254,629	$2.38	6.82	$41,972
Granted	915,300
Exercised	-
Cancelled/expired	(322,655)
Outstanding at January 31, 2015	1,847,274	1.69	7.78	-
Exercisable at January 31, 2015	773,916	$2.81	5.33	$-

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price. It is estimated using the closing price of our common stock on the last trading day of the periods ended as of the dates indicated.

There were no awards exercised during the nine months ended January 31, 2015 and 2014. The total fair value of awards vested during the nine months ended January 31, 2015 and 2014 was $84 thousand and $0.2 million, respectively. The total fair value of awards granted during the nine months ended January 31, 2015 and 2014 was $0.5 million and $0.2 million, respectively.

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

We are subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2008. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2015 and April 30, 2014, we did not have any accrued interest or penalties associated with unrecognized tax benefits, nor did we record interest expense associated with unrecognized tax benefits in the nine months ended January 31, 2015 and 2014.

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

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net loss	$(923)	$(878)	$(1,146)	$(1,721)
Dividends paid and payable on preferred stock	-	-	-	(66)
Net loss available to common stockholders	$(923)	$(878)	$(1,146)	$(1,787)

Weighted-average shares of common stock outstanding, basic	16,384	16,384	16,384	16,022
Effect of dilutive securities	-	-	-	-
Weighted-average shares of common stock outstanding, diluted	16,384	16,384	16,384	16,022

Loss per share of common stock:
Basic	$(0.06)	$(0.05)	$(0.07)	$(0.11)
Diluted	$(0.06)	$(0.05)	$(0.07)	$(0.11)

Antidilutive securities
Number of stock options	1,847	1,465	1,847	1,621
Number of warrants	719	909	719	909

Potentially dilutive securities that are not included in the diluted net loss calculation are antidilutive, because the exercise prices of these securities are greater than the average market price of the stock during the respective periods. Due to the loss on common stock for the three and nine months ended January 31, 2015 and 2014, the effect of outstanding stock-based awards was excluded from the computation of diluted loss per common share as their effect was antidilutive.

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have evaluated our approach for making operating decisions and assessing the performance of our business and determined that we have two reportable segments. In the second quarter of fiscal 2015 we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance and migration and development solutions. As a result we have renamed our Archive and eDiscovery segment to Information Governance and our Development, Database and Migration tools segment to Migration and Development Tools.

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

For the three months ended January 31, 2015 and 2014, total revenue from the United States was $2.4 million and $5.4 million, respectively. Total revenue from all other countries for the three months ended January 31, 2015 and 2014 was $3.3 million and $2.5 million, respectively. For the nine months ended January 31, 2015 and 2014, total revenue from the United States was $11.4 million and $15.9 million, respectively. Total revenue from all other countries for the nine months ended January 31, 2015 and 2014 was $7.6 million and $7.8 million, respectively. Total long-lived assets as of January 31, 2015 and April 30, 2014, for the United States, were $17.5 million and $18.8 million, respectively. There were no long-lived assets in other countries as of January 31, 2015 and April 30, 2014.

(in thousands)	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Total revenues:
Information Governance	$3,142	$4,779	$11,100	$14,936
Migration and Development Tools	2,552	3,109	7,908	8,652
Total revenues	$5,694	$7,888	$19,008	$23,588

Operating expenses:
Information Governance	$3,282	$4,438	$9,935	$13,423
Migration and Development Tools	1,604	1,619	4,952	4,842
Unallocated corporate expenses	1,169	2,109	4,055	5,659
Total operating expenses	$6,055	$8,166	$18,942	$23,924

(Loss) income from operations:
Information Governance	$(140)	$341	$1,165	$1,513
Migration and Development Tools	948	1,490	2,956	3,810
Unallocated corporate expenses	(1,169)	(2,109)	(4,055)	(5,659)
Total (loss) income from operations	$(361)	$(278)	$66	$(336)

	January 31,	April 30,
	2015	2014
Total assets:
Information Governance	$24,141	$28,242
Migration and Development Tools	3,477	5,411
Total assets	$27,618	$33,653

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

Overview

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global enterprise software company that delivers comprehensive offerings for information governance, application migration, data management and application development. Our Information Governance solution maximizes the value of information, while minimizing associated risks and costs, by improving and simplifying data management through archiving and eDiscovery. Our Application Development and Application Migration software solutions complement our other products by providing tools to rapidly develop new applications on enterprise and cross-channel mobile platforms and to migrate legacy applications to state-of-the-art technologies. We offer specialized services, including data collection, application migration, professional services project management and managed document review to complement our software solutions.

We sell our solutions through two segments: Information Governance and Migration and Development Tools. In the second quarter of fiscal 2015 we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance and migration and development solutions. As a result we have renamed our Archive and eDiscovery segment to Information Governance and our Development, Database and Migration tools segment to Migration and Development Tools.

Our Information Governance software includes: Daegis AXS-One, archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen, technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

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

During the third quarter of fiscal 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2014 provides a more complete discussion of our critical accounting policies and estimates. In the first quarter of fiscal 2015, we recorded an additional restructuring charge related to the lease abandonment of $150 thousand. As of January 31, 2015, our accrued liability for unpaid restructuring charges was $0.2 million and is expected to be paid at various dates through May 2016.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenues:
Information Governance	55.2%	60.6%	58.4%	63.3%
Migration and Development Tools	44.8	39.4	41.6	36.7
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Direct costs of Information Governance	28.6	25.9	25.1	26.8
Direct costs of Migration and Development Tools	7.9	6.3	7.8	5.7
Product development	20.4	17.7	18.7	19.8
Selling, general and administrative	49.5	53.6	48.1	49.2
Total operating expenses	106.4	103.5	99.7	101.5
(Loss) income from operations	(6.4)	(3.5)	0.3	(1.5)
Other (expense) income
Gain (loss) from change in fair value of common stock warrant
liability	1.2	(2.0)	0.7	(0.2)
Interest expense	(3.0)	(4.0)	(3.5)	(4.4)
Other, net	(2.8)	(0.7)	(2.1)	(0.2)
Total other (expense) income	(4.6)	(6.7)	(4.9)	(4.8)
Loss before income taxes	(11.0)	(10.2)	(4.6)	(6.3)
Provision for income taxes	5.3	0.9	1.5	1.0
Net Loss	(16.3)	(11.1)	(6.1)	(7.3)

Total Revenues

We generate revenue from Information Governance software and service sales as well as maintenance, support and consulting services. Our Information Governance solutions are sold by our direct sales force in the United States and Europe, and through indirect channels. We also generate Migration and Development Tools revenue from software license sales and related services, including maintenance, support and consulting services. We sell our Migration and Development Tools through our direct sales force in the United States and Europe, and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenues for the three months ended January 31, 2015 was $5.7 million, a decrease of $2.2 million or 27.8% from the third quarter of fiscal 2014. Total revenues for the nine months ended January 31, 2015 were $19.0 million, a decrease of $4.6 million or 19.4% from the same period last year.

Total Information Governance revenues for the three months ended January 31, 2015 was $3.1 million, a decrease of $1.6 million or 34.3% from the third quarter of fiscal 2014. Total Information Governance revenues for the nine months ended January 31, 2015 was $11.1 million, a decrease of $3.8 million or 25.7% from the same period last year. The revenue from Information Governance fluctuates depending on the activity of our customers’ legal matters as well as the timing of license sales and performance of professional service engagements. The decrease in Information Governance revenue as compared to the prior year is primarily related to a reduction in our professional services and hosting revenues. In December 2014 we completed providing services to our largest customer as the consulting services for this particular matter was complete. Since the acquisition of our eDiscovery business in fiscal 2011, we have earned $33 million from this customer. This customer which represented 15% of our consolidated revenue during the third quarter of fiscal year 2014, has declined to 5% of consolidated revenue during the third quarter of fiscal year 2015. In addition, in the third quarter of fiscal year 2014 we had a large one-time license and service sale to an existing customer of $0.7 million which was not repeated in the current quarter. Product sales to existing customers tend to be periodic in nature. We have begun transitioning our business model to bring to market a single managed solution for information governance, compliance and litigation readiness. This transition negatively impacted our revenues during the third quarter of fiscal year 2015 due to somewhat longer sales cycles with this type of business model.

Migration and Development Tools revenues for the three months ended January 31, 2015 was $2.6 million compared to $3.1 million for the same period last year, a decrease of $0.6 million or 17.9%. Migration and Development Tools revenues for the nine months ended January 31, 2015 were $7.9 million compared to $8.7 million or 8.6% lower for the same period last year. This decrease is primarily the result of timing of migration tools consulting services coupled with a decline in maintenance revenue due to the non-renewal of two customers.

Operating Expenses

Direct Costs of Information Governance. Direct costs of Information Governance revenue consist primarily of expenses related to employees, facilities, third party assistance and the amortization of purchased technology from third parties that were directly related to the generation of Information Governance revenue. Direct costs of Information Governance revenue was $1.6 million for the three months ended January 31, 2015 compared to $2.0 million in the same period of fiscal 2014, a decline of $0.4 million. Direct costs of Information Governance revenue was $4.8 million for the nine months ended January 31, 2015 compared to $6.3 million in the same period of fiscal 2014, a decline of $1.5 million. The decrease is a result of actions related to the organizational alignment, primarily salaries and related cost during the third quarter of fiscal year 2014.

Direct Costs of Migration and Development Tools Revenue. Direct costs of Migration and Development Tools revenue consist primarily of expenses related to employees, facilities, third party assistance, travel and royalty payments that were directly related to the generation of database and migration revenue. Direct costs of Migration and Development Tools revenue was $0.5 million for the three months ended January 31, 2015, and 2014 respectively. Direct costs of Migration and Development Tools revenue was $1.5 million and $1.4 million for the nine months ended January 31, 2015 and 2014, respectively. The slight decrease for the nine months ended January 31, 2015 is primarily the result of lower salary and related cost.

Product Development. Product development efforts are focused on on-going enhancements and increased functionality for all of our core products: Daegis AXS-One Archive, Daegis Edge, Daegis Acumen, Team Developer, SQLBase, Report Builder, NXJ, VISION, Composer CipherSoft and Composer Notes. Within our Development Tools product line, we developed a new mobile enterprise application development product, TD Mobile, during fiscal year 2014. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the three months ended January 31, 2015 was $1.2 million, a decrease of $0.2 million compared to the three months ended January 31, 2014. Product development costs in the nine months ended January 31, 2015 was $3.6 million, a decrease of $1.1 million compared to the nine months ended January 31, 2014. The decrease in product development expenses is primarily a result of open positions resulting from employee turnover.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expense was $2.8 million and $4.2 million for the three months ended January 31, 2015 and 2014, respectively. SG&A expense was $9.1 million and $11.6 million for the nine months ended January 31, 2015 and 2014, respectively. The decrease in SG&A expense is primarily due to alignment charges in fiscal 2014 and a reduction in outside consulting costs and employee benefit costs. For the three and nine months ended January 31, 2014, we had restructuring charges of $0.7 million and $1.0 million, respectively. For the three and nine months ended January 31, 2015 we had restructuring charges of $0 and $171 thousand, respectively.

Gain/(loss) from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended January 31, 2015 resulted in a gain of $69 thousand, compared to a loss of $163 thousand in same period last year. The change in fair value of common stock warrant liability for the nine months ended January 31, 2015 resulted in a gain of $130 thousand, compared to a loss of $51 thousand in same period last year. The gain and loss is due primarily to changes in our common stock share price during the periods.

Interest Expense. Interest expense for the three months ended January 31, 2015 was $0.2 million compared to $0.3 million for the same period last year. Interest expense for the nine months ended January 31, 2015 was $0.7 million compared to $1.0 million for the same period last year. The decrease in interest expense is due primarily to the amendment of our Revolving Credit and Term Loan Agreement with Wells Fargo in July 2014, which resulted in moving more of our debt from the higher interest bearing Term Note B to Term Note A as well as a decrease in the total outstanding debt as a result of the additional annual payment based on the Company’s free cash flow.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was a loss of $159 thousand and $54 thousand for the three months ended January 31, 2015 and 2014. Other, net was a loss of $400 thousand compared to a loss of $51 thousand for the nine months ended January 31, 2015 and 2014, respectively. The loss for the three and nine months ended January 31, 2015 is primarily related to the impact of foreign currency exchange rate changes on our euro dominated cash account.

Provision for Income Taxes. The provision for income tax was $302 thousand compared to $71 thousand for the three months ended January 31, 2015 and 2014, respectively. The provision for income tax was $286 thousand compared to $244 thousand for the nine months ended January 31, 2015 and 2014, respectively. For the three months ended January 31, 2015 and 2014, we recorded $5 thousand and $22 thousand in foreign tax expense and $297 thousand and $50 thousand in state and federal tax expense, respectively. For the nine months ended January 31, 2015 and 2014, we recorded $19 thousand and $89 thousand in foreign tax expense and $266 thousand and $156 thousand in state and federal tax expense, respectively. The federal tax expense is the result of a deferred tax liability for an indefinite-lived asset.

Liquidity and Capital Resources

At January 31, 2015, the Company had cash of $4.3 million compared to $7.2 million at April 30, 2014. Cash declined primarily as a result of our excess cash flow debt payment of $1.9 million, principal payments of $0.8 million, a principal pre-payment of $0.3 million, as well as capital expenditure purchases of $0.4 million. The Company had net accounts receivable of $5.0 million as of January 31, 2015 compared to $6.7 million as of April 30, 2014. The decline in accounts receivable is primarily the result of collection activities as well as lower revenue during the period. The lower revenue is primarily related to the decline in revenue from our former largest customer, which services ended in December 2014.

Effective July 31, 2014, the Company entered into an amendment to the Credit Agreement. In order to secure its obligations under the Credit Agreement, the Company has granted the lender a first priority security interest in substantially all of our assets. The total amount that can be borrowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

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

As of January 31, 2015 there is $9.3 million outstanding on the term note of which $0.8 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $5.0 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 3.5 - 4.0% per annum with a minimum rate of 5.0%. The revolver has a maturity date of June 30, 2017. As of January 31, 2015 there is $2.5 million borrowed on the revolving line of credit, none of which is current. As of January 31, 2015, the Company was eligible to borrow an additional $2.6 million.

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, certain minimum liquidity levels, certain total leverage ratios, and certain fixed charge coverage ratios, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at January 31, 2015.

We believe our existing cash, along with forecasted operating cash flows and the revolving line of credit under the Credit Agreement will provide us with sufficient working capital for us to meet our operating plan for the next twelve months.

Operating Cash Flows. Cash provided by operations was $0.6 million and $0.8 million for the nine months ended January 31, 2015 and 2014, respectively. The reduction in operating cash flows was primarily the result of reduced revenue; resulting in less cash collected in the third quarter of fiscal 2015 as compared to the prior year.

Investing Cash Flows. Net cash used in investing activities was $0.4 million for the nine months ended January 31, 2015 and consisted of capital expenditures. Net cash provided by investing activities was $0.2 million for the nine months ended January 31, 2014 and was the result of proceeds from the sale of our Composer Mainframe product line, offset by capital expenditures.

Financing Cash Flows. Net cash used in financing activities for the nine months ended January 31, 2015 and 2014 was $3.1 million and $2.4 million, respectively and consisted primarily of principal payments on the Credit Agreement.

A summary of certain contractual obligations is as follows:

as of January 31, 2015 (in thousands)	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Debt financing	$11,817	$755	$11,062	$-	$-
Estimated interest expense	1,305	575	730	-	-
Other liabilities	165	165	-	-	-
Capital lease obligations	53	53	-	-	-
Operating leases	2,701	1,501	1,200	-	-
Total contractual cash obligations	$16,041	$3,049	$12,992	$-	$-

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

The Credit Agreement consists of outstanding balances of a $9.3 million Term Note A and a revolving line of credit agreement of $2.5 million. The Term Note A and revolving line of credit bear interest at LIBOR plus 3.5-4.0%. The minimum LIBOR used in the interest rate is 1.0% for Term Note A and the revolving line of credit. LIBOR at January 31, 2015 is approximately 0.17%. A hypothetical 1% increase in the LIBOR rate would have no significant impact on our interest expense for the nine months ended January 31, 2015 as the minimum LIBOR rate under the credit agreement was more than the current LIBOR rate.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of January 31, 2015, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

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

February 26, 2015	Daegis Inc.
(Registrant)

By:

/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer
(Principal Financial Officer)