Form 10-K
period 2015-04-30
DAEGIS INC.
filed 2015-08-05
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____
Commission File Number: 001-11807
DAEGIS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2710559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Address of principal executive offices including zip code: 600 E. Las Colinas Blvd., Suite 1500, Irving, Texas 75039

Registrant’s telephone number, including area code: (214) 584-6400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
YES ☐    NO ☒

As of October 31, 2014, the aggregate market value of the common stock of Daegis Inc. held by non-affiliates was $8,211,732.

As of June 30, 2015, Daegis Inc. had 16,384,444 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

ITEM 1. BUSINESS

The Company

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global enterprise software company that delivers comprehensive offerings for information governance, application migration, data management and application development. Our Information Governance software solution maximizes the value of information, while minimizing associated risk and costs by improving and simplifying data management through archiving and eDiscovery. Our Application Development and Application Migration software solutions complement our other products by providing tools to rapidly develop new enterprise applications on cross-channel platforms, and to migrate legacy applications to state-of-the-art technologies. We offer specialized services, including data collection, application migration, professional services, and project management to complement our software solutions.

In fiscal 2014, we completed the restructuring and realignment of our Company to meet customer and market needs, and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance solution that provides end-to-end data preservation and litigation readiness for our customers and clients. In the second quarter of fiscal 2015, we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance, migration, and development solutions. In the fourth quarter of fiscal 2015, we completed the transformation of our Information Governance and Migration and Development Tools business under common functional leadership as well as an integrated sales and marketing approach. Accordingly, we no longer provide results on a segment basis as discrete financial information is not available. Today we sell our solutions through three product lines: Information Governance, Development Tools, and Migration.

Our Information Governance products simplify and reduce the cost of information governance and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

Our Development Tools products include mobile, Web and .NET application development, data management and application modernization software and highly productive application development software. Our data management products are highly scalable and provide high performance for our customers.

Our Migration products offer automated software and services for migrating complex Lotus Notes and Oracle Forms applications.

Our current customers and clients include corporate information technology (“IT”) departments, legal departments, law firms, software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Irving, Texas, with offices in Roseville, California and Rutherford, New Jersey and international sales and support offices in Australia, Canada, France, Germany, and the United Kingdom (“U.K.”). We market and sell our software directly in the United States (“U.S.”), Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

The Company was initially incorporated as Unify Corporation in California in 1980 and reincorporated in Delaware on April 10, 1996. On July 6, 2011 the Company changed its name to Daegis Inc. Our headquarters office is located at 600 E. Las Colinas Blvd., Suite 1500, Irving, Texas, 75039. Our telephone number is 1-800-828-7660. Our websites are www.daegis.com and www.guptatechnologies.com.

Products

Information Governance Solutions

The Daegis AXS-One® archiving serves as the centerpiece of the information governance product set. AXS-One is a secure, highly scalable archiving software solution that manages the preservation, collection, review and disposal of structured and unstructured data. AXS-One simplifies and reduces the cost of information governance and eDiscovery while lowering the risk related to organizational data. AXS-One software can be hosted, provided on-premises, or accessed from the cloud.

Daegis® Edge (“Edge”) is our eDiscovery platform gives clients control of the eDiscovery process from information management through search and analysis to review and production. Edge provides an iterative, validated and defensible approach to eDiscovery and helps clients reduce costs and mitigate risks. Edge is differentiated with its Cross-Matter Management (CMM) and built-in Technology-Assisted Review (TAR). CMM repurposes custodian data and attorney work product to eliminate redundant processing and review across serial, class-action and multi-district litigation. Within Edge, our TAR solution, Daegis Acumen, reduces the number of documents requiring eyes-on review, which can reduce review time with greater accuracy than linear review. Daegis gives clients the choice between fully managed or self-directed eDiscovery and provides managed document review, project management and search analytics consulting services.

Combined, AXS-One archiving and Daegis Edge simplify and reduce the cost of information governance and eDiscovery, by uniting processes into one cohesive solution.

Application Development Products

Team Developer® is a rapid application development product that shortens the cycle for developing and deploying Microsoft Windows and .NET based applications. Team Developer enables increased development productivity and performance, deployment to the Microsoft .NET framework, and building hosted applications in the cloud.

TD Mobile is an easy-to-use software product used to develop mobile enterprise applications for smartphones and tablets, across all mobile operating systems. TD Mobile accelerates development time and reduces the cost to build mobile enterprise applications by packaging the technologies needed into a single system. Mobile enterprise applications require integration with device features including camera and GPS, security and off-line capabilities, ability to run on all device types and OSs, and connection to one or more backend data sources. TD Mobile was purpose-built to deliver on these requirements and enable developers of all skill levels to create mobile apps quickly and easily.

NXJ® is a visual environment for the rapid development of Java web applications. NXJ is distinguished by a combination of intuitive visual design, flexible programming, and ease of integration via Web and backend services for delivering enterprise class web-based applications.

ACCELL® is a character-based application development and database software solution for the purpose of developing complex applications within databases as well as producing reports. The ACCELL products support interfaces to leading database products including DataServer, IBM DB2, Microsoft SQL Server and Oracle. The ACCELL product suite includes ACCELL/SQL, for customer/server applications and ACCELL/Web, which quickly turns existing ACCELL/SQL applications into fully-featured graphical Web-browser based applications without the requirement for any source code modifications.

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

Composer Notes is a software and consulting services solution for converting IBM Notes (formerly Lotus Notes) applications to the Microsoft platform. Composer Notes delivers migration of Notes applications to the Microsoft stack while preserving the business logic/workflow and user experience in order to avoid disruption to end users.

Customers and Clients

Our current customers and clients include corporate IT Departments, legal departments, law firms, software VARs, SIs and ISVs from a variety of industries. For the fiscal year ended April 30, 2015, we had one client that accounted for 8% of consolidated revenue and constituted 0% of consolidated accounts receivable at April 30, 2015. For the fiscal year ended April 30, 2014, the same client accounted for 17% of consolidated revenues and constituted 19% of consolidated accounts receivable at April 30, 2014. The Company had one customer that accounted for 16% of consolidated accounts receivable at April 30, 2015.

Sales, Marketing and Distribution

Our combined enterprise portfolio is marketed and distributed to customers and clients globally using a combination of a direct sales force and indirect distribution channels, including ISVs, VARs, SIs and worldwide distributors. The indirect sales channels leverage the Company’s sales, support and consulting resources to provide complete solutions to our customers and clients.

Our direct sales organization consists of sales representatives and technical sales support consultants. We market our products internationally through sales and support offices in the U.K., France, Germany, Canada and Australia. We have distributors in Africa, Asia Pacific, Europe, Japan, North, Latin and South America, and Russia. International revenues accounted for 51% and 47% of total revenues in fiscal years 2015 and 2014, respectively.

Our marketing is focused on brand management, sales development, demand generation, and market awareness for our products, channels and the corporation. Marketing activities include strategic demand generation, public relations, social media, customer and client communications, webinars and events, trade shows and our Web sites.

As of April 30, 2015, we had a total of 31 employees engaged in sales and marketing activities. Of those employees, 22 were located in the U.S. and 9 were located in other countries.

Customer and Client Services and Support

Our customer and client services support organizations play an important role in maintaining customer and client satisfaction and enabling customers and clients to be successful using the Company’s products and services.

Professional Services and Consulting

We offer a full range of consulting services from application installation and archive implementation services including delivering a proof of concept to completed projects. Consulting services include: project management, archive implementations, application migrations, application updates, technology/knowledge transfer, application architecture audits, search analytics consulting, and database tuning. Consulting services are tailored to customer and client-defined needs and include project scoping, development plans, hands-on development tasks, project management, and metrics and key performance indicators.

Customer and Client Support and Maintenance

We provide customer and client support via telephone, online forums, and e-mail from support centers located throughout the world including; California, New Jersey, Australia, France, and the U.K. Distribution partners provide telephone support to international customers and clients with technical assistance from our support personnel who also respond to e-mail inquiries. Customers and clients are offered tailored support service levels including response time, information reporting, and other features, such as 24-hour a day, seven-day a week support.

As of April 30, 2015, we had a total of 45 employees engaged in providing customer and client support and professional services. Of those employees, 33 were located in the U.S. and 12 were located in other countries.

Product Development

Product development efforts are focused on the development of our roadmap for Daegis Edge, Daegis Acumen, Daegis AXS-One, TD Mobile, Team Developer, SQLBase, NXJ VISION, Composer CipherSoft and Composer Notes. Our investments in product development for fiscal 2015 and 2014 was $4.8 million and $5.9 million, respectively.

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

Our database migration products compete in the market with dozens of other companies that provide application modernization solutions, application development products, and databases. These competitors include IBM, Microsoft and Oracle. The mobile enterprise application development market is experiencing rapid growth and with the release of TD Mobile, additional competitors include: Appcelerator, Embarcadero, Sencha, Telerik and Xamarin. These competitors are well-capitalized companies with significantly greater financial, technical and marketing resources, as well as greater name recognition and larger customer bases. In many cases, they have had mobile development solutions on the market for several years. We believe our solutions are competitive from a technical capability, backend connectivity, ease of use, and service and pricing perspectives.

We generally derive sales from information governance solution wins, application modernization initiatives, mobile enterprise development initiatives and product version upgrades. As a result, the key competitive factor is generally the decision by a client as to whether or not to begin a new project or upgrade or remain status quo. Organizations choose our software for a variety of factors, including the ability to deliver leading edge technology and services, the high level of client service and support we provide, and a price point which gives clients a cost-effective solution to their business problem.

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

Employees

As of April 30, 2015, we had a total of 128 employees, including 33 in product development, 31 in sales and marketing, 45 in professional services and customer and client support, and 19 in finance and general administration. Of these employees, 107 were located in the U.S. and 21 were located in other countries.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. You may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Daegis) at its website at www.sec.gov. We make available free of charge on or through our Internet website located at www.daegis.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

ITEM 1A. RISK FACTORS

In evaluating our business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K or incorporated by reference herein and in our other filings with the SEC. All of the following risks could materially and adversely affect our business, financial condition and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report on Form 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition and financial results. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

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

We believe the eDiscovery market is heading toward a complete solution starting with information governance at the archive level through data collection, processing and review. To address this expected market change, we embarked on a restructuring and realignment initiative of the Company, which we completed in fiscal 2015. The alignment included changes in our executive team, the alignment of our Archive and eDiscovery businesses and products, non-voluntary workforce reductions and facility consolidations. In addition, we implemented a strategy of selling a combined enterprise product portfolio directly and through channel sales. If these activities are unsuccessful, or if we have misinterpreted or incorrectly anticipated market changes, our business, operating results and financial condition could be adversely affected.

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

The failure of the business community to adopt a combined Archive and eDiscovery solution could negatively affect future revenue.

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

We are subject to intense competition.

We have experienced and expect to continue to experience intense competition from current and future competitors including Access Data, FTI Technologies, kCura, HP, IBM, Microsoft, Oracle, Sencha and Symantec. Often, these competitors have significantly greater financial, technical, marketing and other resources than we do, in addition to having greater name recognition and more extensive customer and client bases. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer and client requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

Some of our key customers and clients account for a large portion of our revenue. While we have longstanding relationships with many of our customers and clients, if any of our key customers and clients were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers and clients may vary from period to period, a major customer or client that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. For the fiscal year ended April 30, 2015, we had one client that accounted for 8% of consolidated revenue and constituted 0% of consolidated accounts receivable at April 30, 2015. For the fiscal year ended April 30, 2014 that same client account for 17% of consolidated revenue and constituted 19% of consolidated accounts receivable at April 30, 2014. There can be no assurance that we will not lose such key customers and clients, and the loss of key customers and clients could have an adverse effect upon our business, operating results and financial condition.

A portion of the Information Governance business is project or matter-based resulting in unpredictable revenue.

A portion of the information governance product derives its revenues from providing services for legal matters received from its clients and from hosting fees for holding data that has been processed. The timing of legal matters is project based and the receipt of these projects is difficult to predict and the related revenue is difficult to forecast. In most cases the eDiscovery client contracts are month-to-month such that there is no assurance as to the length of time that we may receive revenue from a client. Revenue from our information governance products can fluctuate significantly in a short time frame for a number of reasons including; a legal matter is settled and the project ends, a client has a reduction in legal matters, a client decides to have future legal matters processed by another eDiscovery vendor. Clients can also request their data be removed from our servers with little notice such that our hosting revenue could also be adversely impacted.

The Wells Fargo Credit Agreement, which matures on June 30, 2017, contains certain restrictions that may limit our ability to operate our business, and if we default on such indebtedness, all or a portion of our assets could be subject to forfeiture.

On June 30, 2011, the Company entered into the Revolving Credit and Term Loan Agreement (as amended, the “Credit Agreement”) with Wells Fargo Capital Finance (“Wells Fargo”). The Credit Agreement contains, and any other future debt agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including but not limited to, in each case subject to certain exceptions, restrictions on our ability to incur additional indebtedness, grant liens, consolidate, merge or sell our assets unless specified conditions are met, acquire other business organizations, make investments, redeem or repurchase our stock, and change the nature of our business.

The Credit Agreement matures on June 30, 2017, at which time all remaining principal payments will become due. If our cash is insufficient to repay the remaining principal payments under the Credit Agreement at maturity, we may need to enter into an additional debt financing agreement. We cannot provide any assurance that we will have sufficient cash on hand to repay the Credit Agreement when it matures or whether we will be able to successfully refinance the credit agreement. If we are unsuccessful in obtaining additional debt financing, we may be unable to repay the remaining principal payment which would result in an event of default under the agreement. An event of default may have a significant adverse impact on our ability to operate our business.

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

Under the Credit Agreement, we granted to Wells Fargo a first priority security interest in substantially all of our assets. If we default on the Credit Agreement and are unable to cure the default pursuant to the terms of the agreement, or are unable to enter into a forbearance or similar agreement, Wells Fargo could take possession of any or all assets in which it holds a security interest, including intellectual property, and dispose those assets to the extent necessary to pay off the debts, which may have a significant impact on our ability to operate our business. Furthermore, we may enter into other secured credit or loan agreements in the future, however, we cannot provide any assurance that any such facilities would be available to us or that the terms of any such facilities would be on terms similar to the terms of the Credit Agreement.

We are currently operating under a Forbearance Agreement with respect to the Credit Agreement.

Effective July 31, 2015, the Company entered into an amendment to the Credit Agreement. This amendment modified certain financial covenants, waived the one-time excess cash flow payment due in respect of fiscal year end April 30, 2015 and provides that the lenders under the Credit Agreement (the “Lenders”), subject to no other defaults occurring and other conditions, to forbear from exercising their rights and remedies under the Credit Agreement through November 30, 2015 as it relates to breaches of certain financial covenants for the period ended July 31, 2015.

The Company continues to explore alternatives in order to resolve this default and repay the facilities. However, this is no guarantee that the Company will be able to enter into an alternative arrangement in a timely manner or under such terms as are acceptable to the Lenders. In the event that the Company otherwise defaults under the Credit Agreement or is unable to enter into such an acceptable arrangement, or if, by the end of November 30, 2015, the Company and its lenders have not entered into another forbearance agreement or otherwise reached an agreement regarding the Credit Agreement, the Lenders have the right to declare all of the obligations under the Credit Agreement due and payable, including principal and interest, as authorized by the Credit Agreement. Such a result could have an adverse effect upon our business, operating results and financial condition.

We are dependent on indirect sales channels.

A significant portion of our revenues are derived from indirect sales channels, including ISVs, VARs and distributors. ISVs, VARs and distributors accounted for approximately 51% and 31% of our software license and maintenance revenues for fiscal 2015 and 2014, respectively. Our success therefore depends in part upon the performance of our indirect sales channels, over which we have limited influence. Our ability to achieve significant revenue growth in the future depends in part on maintaining and expanding our indirect sales channels worldwide. The loss of any major partners, either to competitive products offered by other companies or to products developed internally by those partners, or the failure to attract effective new partners, could have an adverse effect on our business, operating results, and financial condition.

There are numerous risks associated with our international operations and sales.

Revenues derived from our international customers and clients accounted for 51% and 47% of our total revenues, with the remainder from the U.S., in fiscal 2015 and 2014, respectively. If the revenues generated by our international operations are not adequate to offset the expense of maintaining such operations, our overall business, operating results and financial condition will be adversely affected. There can be no assurance that we will continue to be able to successfully market, sell and deliver our products in these markets. Although we have had international operations for a number of years, there are certain unique business challenges and risks inherent in doing business outside the U.S., and such challenges and risks can vary from region to region. These include unexpected changes in regulatory requirements; export restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe and other parts of the world; unfamiliar or unusual business practices; and potentially adverse tax consequences, any of which could adversely impact the success of our international operations. There can be no assurance that one or more of these factors will not have an adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, the Company’s subsidiaries and distributors in Europe and Asia Pacific operate in local currencies. If the value of the U.S. dollar increases relative to foreign currencies, our business, operating results and financial condition could be adversely affected.

Our products are subject to lengthy sales cycles; our changed sales strategy could lengthen our sales cycle.

Our information governance solutions are used to implement governance and matter driven requirements and involve legal, IT and risk management departments. Our development, database, and migration solutions are used to implement comprehensive solutions including complete technology platform transitions and new applications. The delivery of our migration solutions generally involves a long implementation time and a significant commitment of management attention and resources by prospective customers. Accordingly, our sales cycle is subject to delays associated with the long approval process that typically accompanies significant initiatives or capital expenditures. Our business, operating results, and financial condition could be adversely affected if customers and clients reduce or delay orders. There can be no assurance that we will not continue to experience these and additional delays in the future. In addition, the strategy for our information governance solution is to change our sales focus to longer term solutions for corporations versus the transactional nature of our legal clients. This change in strategy can result in a longer sales cycle for our information governance solutions and has, and may in the future, adversely impact our business, operating results and financial condition. Such delays may contribute to significant adverse fluctuations of quarterly operating results in the future and may adversely affect those results.

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

In conjunction with the acquisition of Daegis in June 2010, we obtained debt financing and issued 718,860 warrants, and as of April 30, 2015, 718,860 warrants remained outstanding, and are exercisable at a fixed exercise price of $2.45 per share. Exercise of the warrants is only likely to occur at such time as the exercise price is lower than the current market price for our stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

We may not satisfy the NASDAQ requirements for continued listing. If we cannot satisfy these requirements, NASDAQ could delist our common stock.

On April 15, 2015, the Company received a letter from NASDAQ indicating that, for the thirty consecutive business days ending April 14, 2015, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on the NASDAQ. On June 23, 2015 the Company was notified that the NASDAQ Qualifications Panel granted the Company’s request for an extension through October 12, 2015 to evidence compliance with the NASDAQ’s $1.00 minimum closing bid requirement.

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

Our products and services may be subject to liability claims.

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

We are dependent on third-party suppliers for software which is embedded in some of its products. We believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company. However, if any such third-party licenses were terminated, or not renewed, or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to developing such products, which could require payment of additional fees to third parties or internal development costs and delays that might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could adversely affect our business, operating results and financial condition.

Future government legislation or changes in court rules could adversely affect our operating results.

Our products and services are not directly regulated by the government. A number of our customers are, however, directly or indirectly affected by federal and state laws and regulations and court rules. For example, bankruptcy reform legislation, class action and tort reform legislation and amendments to the Federal Rules of Civil Procedure regarding discovery of "electronically stored information" have affected our customers, and, indirectly, our business. Future legislation, rules and regulations, or court interpretations of those laws and rules, could adversely affect the markets we serve and thus could adversely affect our business, operating results and financial condition.

We may be subject to violations of our intellectual property rights or lawsuits from third parties for alleged infringement of their intellectual property rights.

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

Our future performance depends on the continued service of key technical, sales and senior management personnel. Other than our chief executive officer and chief financial officer, there are no technical, sales, executive or other senior management personnel bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition. Future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees, or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

In the future, we may make smaller strategic acquisitions as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction may not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

Economic or other business factors may lead us to further write down the carrying amount of our goodwill or long-lived assets, which could have a material and adverse effect on our results of operations.

We evaluate our goodwill for impairment on an annual basis as of April 30 each year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. No impairment charges were necessary in fiscal 2015 and 2014 in connection with our annual impairment analysis. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be impaired or an impairment exists in our long-lived assets. It is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

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

Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our clients causing them to seek out other vendors and/or damage our reputation in the market, making it difficult to obtain new clients, thereby possibly having a material adverse effect on our reputation, business, operating results or financial condition.

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

ITEM 2. PROPERTIES

The Company’s principal administrative offices and headquarters are in Irving, Texas where we lease a 14,878 square foot facility through April 2020. We also lease offices in Roseville, California and Rutherford, New Jersey, as well as sales and support offices in the United Kingdom, France, Germany, Australia and Canada. We believe that our existing facilities are adequate for our needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed. We also lease closed offices in San Francisco, California and New York, New York that are currently sublet.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of April 30, 2015, there were no proceedings or litigation that the Company is a party to that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed for trading on the NASDAQ Stock Market under the symbol “DAEG”. The following table sets forth the lowest and highest sales price of our common stock, on a per-share basis, for the periods indicated as reported by the NASDAQ Stock Market.

	High	Low
Fiscal 2015
Fourth Quarter	$0.90	$0.52
Third Quarter	0.90	0.57
Second Quarter	1.26	0.58
First Quarter	1.38	1.12

Fiscal 2014
Fourth Quarter	$1.41	$0.96
Third Quarter	1.37	0.84
Second Quarter	1.65	0.85
First Quarter	1.40	0.88

Common Stockholders of Record

As of June 30, 2015, there were approximately 225 stockholders of record of the Company’s common stock, as shown in the records of our transfer agent, excluding stockholders whose stock was held in nominee or street name by brokers.

Dividends

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Equity Compensation Plan Information

The Company maintains a compensation plan that provides for the issuance of its common stock to officers, directors, other employees or consultants. This plan is known as the 2010 Stock Option Plan (the “Option Plan”) and it was approved by the stockholders. The 2001 Stock Option Plan, which had a ten-year life, has expired and has therefore ceased to be available for new grants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2015:

Number of
shares
remaining
available
for future
	Number of		issuance
	shares to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	[excluding
	options,	options,	shares
	warrants and	warrants and	reflected in
	rights	rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,841,121	$1.67	79,728
Equity compensation plans not approved by stockholders:
Non-Plan Options (2)	8,600	$2.11	-

(1)	Comprised entirely of shares reserved for future issuance under the Option Plan.

(2)	In fiscal 2003, the Board authorized the issuance of non-plan stock options for individual senior level executive recruitment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The financial results are not necessarily indicative of our future operations or future financial results.

	Year Ended April 30,
	2015	2014	2013	2012	2011 (1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues	$25,116	$30,958	$40,193	$43,469	$46,993
Operating expenses
Direct costs of revenue (2)	8,335	9,810	13,118	15,405	12,986
Product development	4,794	5,898	7,478	7,661	7,736
Selling, general and administrative (2)	12,338	15,080	18,282	18,415	24,202
Sale of intangible trade name	-	-	(1,000)	-	-
Impairments of goodwill and intangible assets	-	-	-	15,047	15,964
Change in fair value of contingent consideration	-	-	-	-	(164)
Total operating expenses	25,467	30,788	37,878	56,528	60,724
(Loss) income from operations	(351)	170	2,315	(13,059)	(13,731)
Other income (expense)
Loss on extinguishment of debt	-	-	-	(2,166)	-
Gain (loss) from change in fair value of common stock warrant liability	81	(72)	365	1,054	519
Interest expense	(828)	(1,332)	(1,632)	(2,270)	(3,406)
Other, net	(470)	9	(234)	(68)	8
Total other income (expense)	(1,217)	(1,395)	(1,501)	(3,450)	(2,879)
(Loss) Income before income taxes	(1,568)	(1,225)	814	(16,509)	(16,610)
Provision (benefit) for income taxes	118	333	282	153	55
Net (loss) income	$(1,686)	$(1,558)	$532	$(16,662)	$(16,665)
(Loss) income per share:
Basic	$(0.10)	$(0.10)	$0.01	$(1.16)	$(1.23)
Diluted	$(0.10)	$(0.10)	$0.01	$(1.16)	$(1.23)

Weighted-average shares used in computing (loss) income per share:
Basic	16,384	16,110	14,718	14,672	13,552
Diluted	16,384	16,110	14,728	14,672	13,552

Consolidated Balance Sheet Data
Cash	$5,426	$7,178	$5,459	$4,752	$4,577
Total assets	27,406	33,653	39,707	41,869	62,734
Long term debt, net	10,810	11,848	15,170	18,306	24,731
Total stockholders' equity	3,680	5,225	6,684	6,021	18,034

(1)	The Company acquired Strategic Office Solutions, Inc., dba Daegis, on June 29, 2010. As such, the fiscal 2011 results include ten months of operations from Strategic Office Solutions, Inc., dba Daegis.

(2)	Certain prior period balances have been reclassified between direct costs of revenue and selling, general and administrative expenses to conform with current presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements that involve risks and uncertainties and should be read in conjunction with the cautionary language applicable to such forward-looking statements described above in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Risk Factors discussed in this Annual Report, risks discussed below and in the Company’s other filings with the SEC.

Overview

We are a global enterprise software company that delivers comprehensive offerings for information governance, application migration, data management and application development. Our Information Governance solution maximizes the value of information, while minimizing associated risk and costs by improving and simplifying data management through archiving and eDiscovery. Our Application Development and Application Migration software solutions complement our other products by providing tools to rapidly develop new enterprise application on cross-channel platforms, and to migrate legacy application to state-of-the-art technologies. We offer specialized services, including data collection, application migration, professional services, and project management to complement our software solutions.

In fiscal 2014, we completed the restructuring and realignment of our company to meet customer and market needs, and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance solution that provides end-to-end data preservation and litigation readiness for our customers and clients. In the second quarter of fiscal 2015, we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance, migration, and development solutions. In the fourth quarter of fiscal 2015, we completed the integration of our Information Governance and Migration and Development Tools business under common leadership as well as an integrated sales and marketing approach. Accordingly, we no longer provide results on a segment basis as discrete financial information is not available. Today we sell our solutions through three product lines: Information Governance, Development Tools, and Migration.

Our Information Governance products simplify and reduce the cost of information governance and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

Our Development Tools products include mobile, Web and .NET application development, data management and application modernization software and highly productive application development software. Our data management products are highly scalable and provide high performance for our customers.

Our Migration product line offers automated software and services for migrating Lotus Notes and Oracle Forms applications.

Our customers and clients include corporate IT departments, legal departments, law firms, software VARs, SIs and ISVs from a variety of industries. We are headquartered in Irving, Texas, with offices in Roseville, California and Rutherford, New Jersey and international sales and support offices in Australia, Canada, France, Germany, and the U.K. We market and sell our software directly in the U.S., Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

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

Revenue Recognition

We generate revenue from the sale of software license, which is included in product revenue, and related services, including maintenance and professional services, which is included in services revenue. We also receive revenue from subscription and hosting fees for the use of our hosted software solutions. We license our products to end-user customers and clients, including corporate IT departments, legal and law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). Our software is sold with a perpetual license.

The basis for our revenue recognition is governed by the accounting guidance contained in U.S. Generally Accepted Accounting Principles (“GAAP”). We begin to recognize revenue for a customer or client when all of the following criteria are satisfied:

●	There is persuasive evidence of an arrangement;
●	The service has been or is being provided and software has been delivered;
●	The collection of the fees is reasonably assured; and
●	The amount of fees to be paid by the customer or client is fixed or determinable.

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

Revenue from software licenses is recognized as the software licenses are delivered and are available for use in the customer or client’s environment and is reported as product revenue. The software licenses are delivered either electronically or by physical shipment.

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

We enter into arrangements with multiple-elements that generally include software license, maintenance and professional services related to the software. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to GAAP. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized when the software license or services arrangement is delivered. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (“VSOE”) with any remaining amount allocated to the software license. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when VSOE of fair value of undelivered elements is known, uncertainties regarding customer or client acceptance have been resolved, and there are no customer-negotiated refunds or return rights affecting the revenue recognized for delivered elements.

Software licenses sold with maintenance, which entitles the customer to differing levels of technical support and updates to the software made available on a when-and-if-available basis, are accounted for under GAAP. We recognize fees related to maintenance arrangements ratably over the maintenance period, typically one year, and record the associated costs in direct cost of revenues when incurred.

Taxes collected from customers and clients and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of April 30, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Intangible assets are amortized using the straight-line method over their estimated period of benefit. Amortization of intangible assets related to our acquired technology is recorded as a direct cost of revenue. All other amortization of intangible assets is recorded in selling, general and administrative expenses. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment charges were recorded in fiscal 2015 in connection with our annual impairment analysis.

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

As of April 30, 2015, the Company had $20.7 million of deferred tax assets related principally to net operating loss and capital loss carryforwards, reserves and other accruals, and various tax credits. The Company’s ability to utilize net operating loss carryforwards may not be fully realized because of certain limitations imposed by the tax law related to changes in ownership. In addition, the Company’s ability to ultimately realize its deferred tax assets is contingent upon the Company achieving taxable income in the future. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Accordingly, management concluded that a valuation allowance be recorded to offset these deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the valuation allowance would be recognized in the period such determination was made.

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

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2015	2014
Revenues
Product revenue	13.4%	13.9%
Services revenue	86.6	86.1
Total revenues	100.0	100.0
Operating expenses
Direct costs of revenue	33.2	31.7
Product development	19.1	19.1
Selling, general and administrative	49.1	48.7
Total operating expenses	101.4	99.5
(Loss) Income from operations	(1.4)	0.5
Other income (expense)
Gain from change in fair value of common stock warrant liability	0.3	(0.2)
Interest expense	(3.3)	(4.3)
Other, net	(1.9)	-
Total other expense	(4.9)	(4.5)
(Loss) income before income taxes	(6.3)	(4.0)
Provision for income taxes	0.5	1.1
Net (loss)	(6.8)	(5.1)

Total Revenues

The Company generates revenue from products and services including software and service sales as well as maintenance, support and consulting services. Our products and services are sold by our direct sales force in the U.S. and Europe and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide. Revenues from our distributor, ISV and VAR indirect channels accounted for approximately 51% and 31% of our software license revenues for fiscal 2015 and 2014, respectively. International revenues include all our software license and service revenues from customers and clients located outside the U.S. International revenues accounted for 51% and 47%, of total revenues in fiscal 2015 and 2014, respectively.

Total revenue for the twelve months ended April 30, 2015 was $25.1 million, a decrease of $5.8 million, or 19% from fiscal 2014. Total product revenue was $3.4 million for the twelve months ended April 30, 2015 compared to $4.3 million in fiscal 2014, a decrease of $0.9 million or 22%. The revenue from products fluctuates depending on the timing of software license sales. In addition, there was a large software license sale in fiscal 2014 of approximately $0.4 million that did not recur in fiscal 2015. Services revenue was $21.7 million for the twelve months ended April 30, 2015 compared to $26.6 million in fiscal 2014, a decline of $4.9 million. The decline is primarily related to revenue from our largest customer, which declined $3.2 million, as work on the particular eDiscovery matter has ended. In addition, revenue declined $0.9 million as we moved away from the labor intensive eDiscovery component of our revenue. We also had a temporary decline in maintenance revenue of approximately $0.3 million as a result of the impact of the strengthening U.S. dollar on our foreign denominated maintenance renewals.

Operating Expenses

Direct Costs of Revenue. Direct costs of revenue consist primarily of expenses related to employees, facilities, royalty payments, third party vendors and the amortization of purchased technology from third parties that were directly related to the generation of revenue. Direct costs of revenue was $8.3 million and $9.8 million for the twelve months ended April 30, 2015 and 2014, respectively. The $1.5 million decrease in direct costs of revenue is primarily a result of actions related to the organizational alignment during the third quarter of fiscal 2014, and consisted primarily of salaries and related cost.

Product Development. Product development efforts are focused on on-going enhancements and increased functionality for all of our core products: Daegis AXS-One Archive, Daegis Edge, Team Developer, NXJ, Accell, VISION, SQLBase, Data Server, Report Builder, Composer CipherSoft and Composer Notes. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs for the twelve months ended April 30, 2015 was $4.8 million a decrease of $1.1 million compared to the twelve months ended April 30, 2014. The decline in product development costs is the result of open headcount as a result of the combining of our eDiscovery and Archive development teams.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expenses were $12.3 million and $15.1 million for the twelve months ended April 30, 2015 and 2014, respectively. The decrease in SG&A costs is primarily the result of alignment charges in fiscal 2014 leading to a reduction in compensation of $1.8 million, as well as a reduction in outside consulting cost of $0.4 million and employee benefit cost including a reduction expected incentive compensation by $0.2 million. We had restructuring charges of $171,000 and $1.0 million for the twelve months ended April 30, 2015 and 2014, respectively.

Gain (loss) from Change in Fair Value of Common Stock Warrant Liability. The change in the fair value of common stock warrant liability for the twelve months ended April 30, 2015 resulted in a gain of $0.1 million compared to a loss of $0.1 million in fiscal 2014. These gains and losses are due primarily to changes in our common stock share price during the periods.

Interest Expense. Interest expense is primarily the result of interest from outstanding debt and was $0.8 million and $1.3 million, for the twelve months ended April 30, 2015 and 2014, respectively. The decrease in interest expense in fiscal 2015 is due primarily to the amendment of our Credit Agreement in July 2014, which resulted in moving more of our debt from the higher interest bearing Term Note B to the lower interest bearing Term Note A as well as a decrease in the total outstanding debt as a result of the additional annual payment based on the Company’s free cash flow made in fiscal 2015.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was a loss of $0.5 million and a gain of $9,000 for the twelve months ended April 30, 2015 and 2014, respectively. The loss for the twelve months ended April 30, 2015 is primarily related to the impact of foreign currency exchange rates on our euro denominated receivables.

Provision for Income Taxes. The provision for income tax was $0.1 million compared to $0.3 million for the twelve months ended April 30, 2015 and 2014, respectively. For the twelve months ended April 30, 2015 and 2014 we recorded $98,000 in foreign tax income and $0.1 million in foreign tax expense and $0.2 million in state and federal tax expense, respectively.

Liquidity and Capital Resources

At April 30, 2015, the Company had cash and cash equivalents of $5.4 million compared to $7.2 million at April 30, 2014. Cash declined primarily as a result of our excess cash flow debt payment of $1.9 million, principal payments of $1.0 million and capital expenditures of $0.5 million. The Company had net accounts receivable of $3.9 million as of April 30, 2015 and $6.7 million as of April 30, 2014. The decline in accounts receivable is primarily the result of collection activities as well as lower revenue during the period. The lower revenue is primarily related to the decline in revenue from our former largest customer, which ended in December 2014.

In June 2011 the Company entered into a credit agreement with Wells Fargo Capital Finance (as amended “the Credit Agreement”). The Credit Agreement consisted of two term notes and a revolving credit line agreement. Effective July 31, 2014, the Company entered into an amendment to the Credit Agreement. In order to secure its obligations under the Credit Agreement, we granted the lender a first priority security interest in substantially all of our assets. The total amount that is allowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

The amendment extended the term of the Credit Agreement through June 30, 2017, reduced the interest rate and modified certain financial covenants. The amendment, in conjunction with a prepayment made on July 31, 2014, under the Credit Agreement, reduced the outstanding principal balance on the Term A Loan to $10.1 million, and the Term B Loan, which incurred a minimum interest rate of 12.0%, was fully repaid. The Term Note A requires quarterly principal payments of $0.3 million plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity.

Effective April 30, 2015, the Company entered into an amendment Credit Agreement. This amendment, in conjunction with a $1.5 million elective prepayment made on May 1, 2015, reduced the outstanding principal balance on the Term A loan to $7.6 million. The amendment also modified certain financial covenants and requires additional borrowing under the revolver to be subject to the bank’s sole and absolute discretion. The Company incurs interest at the prevailing LIBOR rate plus 6% per annum.

The Company continues to explore alternatives in order to resolve this default and repay the facilities. However, there is no guarantee that the Company will be able to enter into an alternative arrangement in a timely manner or under such terms as are acceptable to the Lenders. In the event that the Company otherwise defaults under the Credit Agreement or is unable to enter into such an acceptable refinancing or other alternative arrangement, or if, by the end of November 30, 2015, the Company and its Lenders have not entered into another forbearance agreement or otherwise reached an agreement regarding the Credit Agreement, the Lenders have the right to declare all of the obligations under the Credit Agreement due and payable, including principal and interest, as authorized by the Credit Agreement. Such a result could have an adverse effect upon our business, operating results and financial condition.

As of April 30, 2015 there is $9.3 million outstanding on the term note, of which $1.0 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $2.5 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 6% per annum with a minimum rate of 5.0%. The revolver has a maturity date of June 30, 2017. As of April 30, 2015 there is $2.5 million borrowed on the revolving line of credit, none of which is current.

The Credit Agreement requires ongoing compliance with certain affirmative and negative covenants. The affirmative covenants include, but are not limited to: (i) maintenance of existence and conduct of business; (ii) compliance with laws; (iii) use of proceeds; and (iv) books and records and inspection. The negative covenants set forth in the Credit Agreement include, but are not limited to, restrictions on the ability of the Company (and the Company’s subsidiaries): (i) with certain limited exceptions, to create, incur, assume or allow to exist indebtedness; (ii) with certain limited exceptions, to create, incur, assume or allow to exist liens on properties; (iii) with certain limited exceptions, to make certain payments, transfers of property, or investments; or (iv) with certain limited exceptions, to make acquisitions.

The Credit Agreement also contains customary events of default, including without limitation events of default based on payment obligations, repudiation of guaranty obligations, material inaccuracies of representations and warranties, covenant defaults, insolvency proceedings, monetary judgments in excess of certain amounts, change in control, certain ERISA events, and defaults under certain other obligations.

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels and certain minimum amount of qualified cash and recurring revenues, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement, as amended, also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2015.

Effective July 31, 2015, the Company entered into an amendment to the Credit Agreement. This amendment modified certain financial covenants, waived the one time excess cash flow payment due in respect of fiscal year end April 30, 2015 and provides that the Lenders agree, subject to no other defaults occurring and other conditions, to forbear from exercising their rights and remedies under the Credit Agreement through November 30, 2015 as it relates to breaches of certain financial covenants for the period ended July 31, 2015.

In June 2011, the Company issued, through a private placement, 1,666,667 shares of preferred stock to a group of related party institutional investors at a price of $2.40 per share for a total of $4.0 million. The preferred stock automatically converted on a 1-for-1 basis into shares of common stock of the Company on June 30, 2013. The preferred stock included an annual dividend of 10% payable in cash or stock at the Company’s option. The preferred stock has no other provisions or preferences. During fiscal year 2014, the Company paid $66,000 in preferred stock dividends. As of April 30, 2015, the Company had no accrued preferred stock dividends.

Except for the Credit Agreement, as of April 30, 2015 the Company had no other notes payable outstanding.

We believe our existing cash of $5.4 million as of April 30, 2015, along with forecasted operating cash flows will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2016.

Operating Cash Flows. In fiscal 2015, we had cash flows provided by operations of $1.9 million. This compares to cash provided by operations of $4.4 million in fiscal 2014. During fiscal 2015, cash flows from operating activities were principally achieved from the decrease in accounts receivable of $2.8 million. This decline in accounts receivable was the result of strong collection activities as well as lower revenue. This was offset by a decrease in accrued compensation of $0.3 million in fiscal 2015 as a result of reduced costs relating to our business alignment activities.

Investing Cash Flows. Net cash used in investing activities was $0.5 million for fiscal 2015 and consisted of $0.5 million in capital expenditures. For fiscal 2014 our net cash provided by investing activities was $0.1 million and consisted of $0.4 million in proceeds from the sale of our Composer Mainframe product line, offset by capital expenditures of $0.3 million.

Financing Cash Flows. Cash used in financing activities was $3.1 million in fiscal 2015 and included $3.1 million in principal payments under our debt obligation and capital leases. The principal payments under our debt obligation during fiscal 2015 included an additional annual payment based on our free cash flow for fiscal year 2014 of $1.9 million. We paid an additional elective payment of $1.5 million in the first quarter of fiscal 2016.

Cash used in financing activities in fiscal 2014 was $2.8 million. In fiscal 2014 uses of cash included $2.7 million of principal payments under debt obligations and capital leases, and $66,000 of preferred stock dividend payments.

A summary of certain contractual obligations as April 30, 2015 is as follows (in thousands):

	Payments Due by Period
		1 year			After
Contractual Obligations	Total	or less	1-3 years	3-5 years	5 years
Debt financing	$11,817	$1,007	$10,810	$-	$-
Estimated interest expense	1,158	564	594	-	-
Other liabilities	154	154	-	-	-
Capital lease obligations	22	22	-	-	-
Operating leases	4,213	1,733	2,140	340	-
Total contractual cash obligations	$17,364	$3,480	$13,544	$340	$0

Other liabilities includes $0.2 million of mandatory retirement costs associated with a French statutory government regulated plan covering all France employees and is included in other accrued liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting periods with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and do not expect adoption of the provision to have a material impact. In July 2015 the FASB extended the effective date of the guidance for annual periods beginning after December 15, 2017.

In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations. Going forward, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Previously, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. Additionally, the condition that the entity not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. We do not expect the guidance to have a material impact on the Company.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 (a) for an index to the financial statements and supplementary financial information, which are filed, as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of April 30, 2015, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended April 30, 2015.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to this Item 10 is incorporated by reference from our definitive Proxy Statement, which will be filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item 12 is incorporated by reference from our 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item 14 is incorporated by reference from our 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:
       1. Consolidated Financial Statements

Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

       2. Exhibits— See Item 15(b) below.
(b) Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010

3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996

3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007

3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011

3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011

4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996

4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007

4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004

4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004

4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009

4.7	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010

4.8	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010

4.9	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010

4.10	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010

4.11	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

4.13	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011

4.14**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011

10.1**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011

10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002

10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010

10.4	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013	10-Q	001-11807	10.1	March 8, 2013

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.5	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013	10-Q	001-11807	10.2	March 8, 2013

10.6	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009

10.7	Amendment No. 1 to the Credit Agreement dated March 14, 2012 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	March 16, 2012

10.8	Amendment No. 3 to the Credit Agreement date July 31, 2013 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	August 5, 2013

10.9	Amendment No. 5 to the Credit Agreement dated August 5, 2014 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	August 6, 2014

10.10	Amendment No. 7 to the Credit Agreement dated April 30, 2015 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	April 5, 2015

10.11	Amendment No. 9 to the Credit Agreement dated July 31, 2015 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.					X

10.12*	Executive Employment Agreement by and between Timothy P. Bacci and the Registrant effective December 10, 2014	10-Q	001-11807	10.1	December 12, 2014

10.13*	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective December 10, 2014	10-Q	001-11807	10.2	December 12, 2014

10.14	Separation and General Release Agreement between Frank Verardi and the Registrant dated May 6, 2015	8-K	001-11807	10.1	May 6, 2015

10.15	Separation and General Release Agreement between Deborah Jillson and the Registrant dated September 23, 2014	8-K	001-11807	10.1	September 23, 2014

14.1	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
21.1	Subsidiaries of the Registrant					X

23.1	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Timothy P. Bacci, Chief Executive Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Susan K. Conner, Chief Financial Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	A portion of the exhibit has been has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAEGIS INC.

By:	/s/ TIMOTHY P. BACCI
Timothy P. Bacci
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ TIMOTHY P. BACCI	Chief Executive Officer	August 5, 2015
Timothy P. Bacci	(Principal Executive Officer)

/s/ SUSAN K. CONNER	Chief Financial Officer	August 5, 2015
Susan K. Conner	(Principal Financial and Accounting Officer)

/s/ STEVEN D. WHITEMAN	Director and Chairman of the Board	August 5, 2015
Steven D. Whiteman

/S/ ROBERT M. BOZEMAN	Director	August 5, 2015
Robert M. Bozeman

/s/ RICHARD M. BROOKS	Director	August 5, 2015
Richard M. Brooks

/s/ DARRELL B. MONTGOMERY	Director	August 5, 2015
Darrell B. Montgomery

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Daegis Inc.

We have audited the accompanying consolidated balance sheets of Daegis Inc. and subsidiaries (the “Company”), as of April 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of April 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
August 5, 2015

DAEGIS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,	April 30,
	2015	2014
ASSETS
Current assets:
Cash	$5,426	$7,178
Accounts receivable, net	3,918	6,657
Prepaid expenses	765	617
Other current assets	203	358
Total current assets	10,312	14,810

Property and equipment, net	864	1,053
Goodwill	11,706	11,706
Intangibles, net	4,102	5,614
Other assets	422	470
Total assets	$27,406	$33,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$616	$308
Current portion of long term debt	1,029	3,123
Accrued compensation and related expenses	869	1,185
Other accrued liabilities	881	971
Deferred revenue	7,584	8,590
Total current liabilities	10,979	14,177

Long term debt, net of current portion	10,810	11,848
Deferred tax liabilities	1,119	1,032
Common stock warrant liability	195	276
Other long term liabilities	623	1,095
Total liabilities	23,726	28,428

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 40,000,000 shares authorized and 16,384,444	17	17
shares issued and outstanding in 2015 and 2014, respectively
Additional paid-in capital	100,293	100,152
Accumulated other comprehensive income	280	280
Accumulated deficit	(96,910)	(95,224)
Total stockholders’ equity	3,680	5,225
Total liabilities and stockholders’ equity	$27,406	$33,653

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended April 30,
	2015	2014
Revenues
Product revenue	$3,375	$4,314
Services revenue	21,741	26,644
Total revenues	25,116	30,958
Operating expenses
Direct costs of revenue	8,335	9,810
Product development	4,794	5,898
Selling, general and administrative	12,338	15,080
Total operating expenses	25,467	30,788
Income (loss) from operations	(351)	170
Other income (expenses)
Gain (loss) from change in fair value of common stock warrant liability	81	(72)
Interest expense	(828)	(1,332)
Other, net	(470)	9
Total other expenses	(1,217)	(1,395)
Loss before income taxes	(1,568)	(1,225)
Provision for income taxes	118	333
Net loss	$(1,686)	$(1,558)

Loss per share:
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)

Weighted-average shares used in computing Loss per share:
Basic	16,384	16,110
Diluted	16,384	16,110

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at April 30, 2013	1,666,667	$2	14,717,777	$15	$100,053	$280	$(93,666)	$6,684

Net loss	—	—	—	—	—	—	(1,558)	(1,558)
Preferred stock dividends	—	—	—	—	(66)	—	—	(66)
Conversion of preferred stock to
common stock	(1,666,667)	(2)	1,666,667	2	—	—	—	—
Stock-based compensation	—	—	—	—	165	—	—	165
Balances at April 30, 2014	—	—	16,384,444	17	100,152	280	(95,224)	5,225

Net loss	—	—	—	—	—	—	(1,686)	(1,686)
Stock-based compensation	—	—	—	—	141	—	—	141
Balances at April 30, 2015	—	$—	16,384,444	$17	$100,293	$280	$(96,910)	$3,680

See accompanying notes to consolidated financial statements.

DAEGIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,686)	$(1,558)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation	661	947
Amortization of intangible assets	1,512	1,538
Loss on disposal of equipment	-	199
Provision for doubtful accounts, net of recoveries	(67)	163
Deferred tax liability	86	142
Stock based compensation expense	141	165
(Gain) loss from change in fair value of common stock warrant liability	(81)	72
Changes in operating assets and liabilities:
Accounts receivable	2,806	3,774
Prepaid expenses and other current assets	7	195
Other assets	49	263
Accounts payable	308	65
Accrued compensation and related expenses	(316)	(1,512)
Other accrued liabilities	(90)	108
Deferred revenue	(1,226)	107
Other long term liabilities	(252)	(300)
Net cash provided by operating activities	1,852	4,368
Cash flows from investing activities:
Proceeds from assets held for sale	-	400
Proceeds from sale of property and equipment	-	4
Purchases of property and equipment	(472)	(269)
Net cash provided by (used in) investing activities	(472)	135
Cash flows from financing activities:
Payment of preferred stock dividends	-	(66)
Principal payments under debt obligations	(3,006)	(2,559)
Principal payments on capital leases	(126)	(159)
Net cash used in financing activities	(3,132)	(2,784)
Net (decrease) increase in cash	(1,752)	1,719
Cash, beginning of year	7,178	5,459
Cash, end of year	$5,426	$7,178

Supplemental cash flow information:
Cash paid for interest	$615	$1,142
Cash (received) paid for income taxes, net	$(3)	$182

See accompanying notes to consolidated financial statements.

DAEGIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Tables in thousands of dollars, except share and per share data, unless otherwise indicated)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Daegis Inc. (the “Company”, “we”, “us” or “our”) is a global enterprise software company that delivers comprehensive offerings for information governance, application migration, data management and application development. Our Information Governance software solution maximizes the value of information, while minimizing associated risk and costs by improving and simplifying data management through archiving and eDiscovery. Our Application Development and Application Migration software solutions complement our other products by providing tools to rapidly develop new enterprise applications on cross-channel platforms, and to migrate legacy applications to state-of-the-art technologies. We offer specialized services, including data collection, application migration, professional services, and project management to complement our software solutions.

In fiscal 2014, we completed the restructuring and realignment of our Company to meet customer and market needs, and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance solution that provides end-to-end data preservation and litigation readiness for our customers and clients. In the second quarter of fiscal 2015 we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance, migration, and development solutions. In the fourth quarter of fiscal 2015, we completed the transformation of our Information Governance and Migration and Development Tools business under common functional leadership as well as an integrated sales and marketing approach. Accordingly, we no longer provide results on a segment basis as discrete financial information is not available. Today we sell our solutions through three product lines: Information Governance, Development Tools, and Migration.

Our Information Governance products simplify and reduce the cost of information governance and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include managed document review, project management, search analytics consulting, collection and hosting of data.

Our Development Tools products include mobile, Web and .NET application development, data management and application modernization software and highly productive application development software. Our data management products are highly scalable and provide high performance for our customers.

Our Migration products offer automated software and services for migrating complex Lotus Notes and Oracle Forms applications.

Our current customers and clients include corporate information technology (“IT”) departments, legal departments, law firms, , software value-added resellers (“VARs”), solutions integrators (“SIs”) and independent software vendors (“ISVs”) from a variety of industries. We are headquartered in Irving, Texas, with offices in Roseville, California and Rutherford, New Jersey and international sales and support offices in Australia, Canada, France, Germany, and the United Kingdom (“U.K.”). We market and sell our software directly in the United States (“U.S.”), Europe, Canada, Japan, Singapore and Australia and indirectly through global distributors and resellers on a worldwide basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.

We have also prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition and the assessment of the valuation of goodwill and other intangible assets, valuation allowance for deferred taxes, valuation of common stock warrant liabilities, estimates of stock based compensation, and the allowance for doubtful accounts receivable. Actual results could differ from these estimates.

Foreign currency

The functional currencies of our operations outside the U.S. are the U.S. dollar. The gain or loss on foreign currency transactions are included in Other, net, on our consolidated statements of operations. The total loss on foreign currency transactions for fiscal 2015 was $0.5 million. The total gain on foreign currency transactions for fiscal 2014 was $14,000.

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

We license our products principally to companies in the U.S., Europe, Canada, Latin America, Russia, Japan, Singapore and Australia. For the year ended April 30, 2015, we had one client that accounted for 8% of consolidated revenues and constituted 0% of consolidated accounts receivable at April 30, 2015. For the year ended April 30, 2014, the same client accounted for 17% of consolidated revenues and constituted 19% of consolidated accounts receivable at April 30, 2014. The Company had one customer that accounted for 16% of consolidated accounts receivable at April 30, 2015. We perform periodic credit evaluations of our clients and generally do not require collateral. Allowances are maintained for potential credit losses. International revenues include all our software license and service revenues from customers and clients located outside the U.S. International revenues accounted for 51% and 47%, of total revenues in fiscal years 2015 and 2014, respectively with Europe accounting for 37% and 33%, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reported at the outstanding balance adjusted for any charge-offs and net of allowance for doubtful accounts. Accounts receivable includes unbilled accounts receivable representing amounts recognized as revenue for which invoices have not yet been sent to customers and clients. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Activity in the allowance for doubtful accounts was as follows:

	2015	2014
	(In thousands)
Allowance for doubtful accounts receivable:
Balance, beginning of year	$211	$278
Provision for doubtful accounts, net of recoveries	(67)	163
Write-offs of accounts, net of recoveries	(38)	(230)
Balance, end of year	$106	$211

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

Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may be in excess of fair value or not recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We tested the other long-lived assets for recoverability and concluded that long-lived assets were deemed fully recoverable.

We periodically reevaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of the long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods.

Goodwill

Goodwill is not amortized and is instead tested at least annually for impairment. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on April 30, and between annual tests whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. As if April 30, 2015 we completed the transformation of our segments under common leadership and integrated sale and marketing. Accordingly, we no longer provide results on a segment basis as discrete financial information is not available. We determined that our reporting unit is the same as our operating segment as of April 30, 2015.

Pursuant to the accounting guidance for goodwill and other intangible assets, we perform a two-step impairment test. In the first step, the fair value of the reporting unit is compared to its carrying value. We determine the fair value of the reporting unit by incorporating existing market-based considerations as well as using a discounted cash flow methodology based on current results and projections. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. No impairment charges were recorded in fiscal 2015 in connection with our annual impairment analysis.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. The useful life of finite-lived intangible assets is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization.

Revenue Recognition

We generate revenue from the sale of software license included in product revenue and related services, including maintenance and professional services, included in product revenue. We also receive revenue from subscription and hosting fees for the use of our hosted software solutions. We license our products to end-user customers and clients, including corporate IT departments, legal and law firms, independent software vendors (“ISVs”), international distributors and value-added resellers (“VARs”). Our software is sold with a perpetual license.

The basis for our revenue recognition is governed by the accounting guidance contained in U.S. Generally Accepted Accounting Principles (“GAAP”). We begin to recognize revenue for a customer or client when all of the following criteria are satisfied:

●	There is persuasive evidence of an arrangement;
●	The service has been or is being provided and software has been delivered;
●	The collection of the fees is reasonably assured; and
●	The amount of fees to be paid by the customer or client is fixed or determinable.

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

Revenue from software licenses are recognized as the software licenses are delivered and are available for use in the customer or client’s environment and is reported as product revenue. The software licenses are delivered either electronically or by physical shipment.

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

We enter into arrangements with multiple-elements that generally include software license, maintenance and professional services related to the software. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to GAAP. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized when the software license or services arrangement is delivered. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (“VSOE”) with any remaining amount allocated to the software license. VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace.

We defer revenue for any undelivered elements, and recognize revenue for delivered elements only when VSOE of fair value of undelivered elements is known, uncertainties regarding customer or client acceptance have been resolved, and there are no customer-negotiated refunds or return rights affecting the revenue recognized for delivered elements.

Software licenses sold with maintenance, which entitles the customer to differing levels of technical support and updates to the software made available on a when-and-if-available basis, are accounted for under GAAP. We recognize fees related to maintenance arrangements ratably over the maintenance period, typically one year, and record the associated costs in direct cost of revenues when incurred.

At April 30, 2015 and 2014, the remaining unpaid accounts receivable balances included in deferred revenue was $1.9 million and $1.2 million, respectively.

Taxes collected from customers and clients and remitted to the government are presented on a gross basis on the consolidated balance sheet and are not included in revenue on the consolidated statements of operations.

Warranties and Indemnification

We offer a limited warranty for product and service sales that generally provide the customer or client a ninety-day warranty period against defects. To date, we have not incurred any material costs as a result of such warranties and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Our license agreements generally include certain provisions for indemnifying customers and clients against liabilities if its product or services infringe upon a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting period of the stock award (generally four years) using the straight-line method.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (i.e., the “exit price”), in an orderly transaction between market participants at the measurement date.

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

We value our common stock warrant liability on a recurring basis based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. Changes in the fair value of the warrants are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of common stock warrant liability”.

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

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years prior to 2008. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain tax positions have been recorded.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2015, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor did we record any interest expense associated with any unrecognized tax benefits for the fiscal year ended April 30, 2015

Reclassification

Certain prior period balances in our consolidated statements of operations have been reclassified between direct costs of revenue and selling, general and administrative expenses to conform with current presentation.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting periods with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. In July 2015 the FASB extended the effective date of the guidance for annual periods beginning after December 15, 2017.

In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations. Going forward, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Previously, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. Additionally, the condition that the entity not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. We do not expect the guidance to have a material impact on the Company.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Note 2. Property and Equipment

Property and equipment at April 30, is as follows (in thousands):

	2015	2014
Equipment	$5,630	$5,279
Furniture and leasehold improvements	797	695
	6,427	5,974
Less accumulated depreciation	(5,563)	(4,921)
Property and equipment, net	$864	$1,053

Note 3. Intangible Assets

Intangible asset balances by major asset class as of April 30, 2015 and April 30, 2014 is as follows (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2015	amount	amortization	amount
Customer-related	6,236	(5,083)	1,153
Technology-based	2,638	(2,346)	292
Trademarks	4,600	(1,943)	2,657
Trade name	100	(100)	-
Total	13,574	(9,472)	4,102

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2014	amount	amortization	amount
Customer-related	$6,236	$(4,403)	$1,833
Technology-based	2,638	(2,034)	604
Trademarks	4,600	(1,423)	3,177
Trade name	100	(100)	-
Total	$13,574	$(7,960)	$5,614

Intangible assets amortization expense for fiscal 2015 and 2014 was $1.5 million, respectively. Intangible assets amortization expense included in direct costs of revenue for fiscal 2015 and 2014 was $0.3 million, respectively.

The estimated future amortization expense related to intangible assets as of April 30, 2015, is as follows (in thousands):

Fiscal Year Ending April 30	Amount
2016	1,096
2017	814
2018	774
2019	774
2020	558
Thereafter	86
Total	$4,102

Note 4. Accrued Restructuring Charges

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. The alignment included movement of our operations, workforce reductions, abandonment of excess facilities and other charges in the Archive and eDiscovery reportable segment in fiscal year 2014. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. As of April 30, 2015, all facilities are subleased.

A summary of the restructuring and other costs incurred through April 30, 2015 is as follows (in thousands):

				Deferred
		Lease	Asset	Rent	Other
	Severance	Abandonment	Impairment	Liability	Costs	Total
Amounts incurred and expected to be
incurred	$414	$960	$127	$(356)	$88	$1,233

For the twelve months ended April 30, 2015 we incurred total costs of $171,000, which included $150,000 related to lease abandonment charges and $21,000 of other cost. For the twelve months ended April 30, 2014 we incurred restructuring charges of $1.0 million which included $0.7 million related to lease abandonment charges and $0.3 million of other cost. Amounts are recorded in selling general and administrative expenses.

At April 30, 2015, the accrued liability associated with the alignment consisted of the following and are included in other accrued liabilities:

		Lease
	Severance	Abandonment	Total
Charges	$414	$783	$1,197
Payments	(318)	(319)	(637)
Accrued liability at April 30, 2014	96	464	560
Charges	-	117	117
Payments, net	(96)	(417)	(513)
Adjustments	-	60	60
Accrued liability at April 30, 2015	$-	$224	$224

Note 5. Fair Value Measurements

In conjunction with the acquisition of the eDiscovery business in June 2010, we obtained debt financing and issued 718,860 common stock warrants which are exercisable at a fixed exercise price of $2.45 per share. These warrants expire in June 2020, and are all outstanding at April 30, 2015. We base our common stock warrant liability on the amount we would pay a third-party market participant to transfer the liability, and we incorporate inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies, maximizing the use of observable inputs when available.

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of April 30, 2015:

		Fair Value Measurement Using
	Fair value	Level 1	Level 2	Level 3
Common stock warrant liability	$195	$-	$-	$195

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended April 30, 2015 and 2014

(in thousands)	Common Stock Warrants
Balance at April 30, 2013	$204
Change in fair value of common stock warrant liability	72
Balance at April 30, 2014	276
Change in fair value of common stock warrant liability	(81)
Balance at April 30, 2015	$195

Note 6. Long-Term Debt

In June 2011, the Company entered into a credit agreement with Wells Fargo Capital Finance (“the Credit Agreement”). The Credit Agreement consisted of two term notes and a revolving credit line agreement. Effective July 31, 2014, the Company entered into an amendment to its Credit Agreement. In order to secure its obligations under the Credit Agreement, we granted the lender a first priority security interest in substantially all of our assets. The total amount that is allowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

The amendment extended the term of the Credit Agreement through June 30, 2017, reduced the interest rate and modified certain financial covenants. This amendment, in conjunction with a prepayment made on July 31, 2014 under the Credit Agreement, reduced the outstanding principal balance on the Term A Loan to $10.1 million, and the Term B Loan, which incurred a minimum interest rate of 12.0%, was fully repaid. The Term Note A requires quarterly principal payments of $0.3 million plus an additional annual payment based on the Company’s free cash flow for the year with any remaining amount due at maturity. To the extent that the annual principal payments based on free cash flow reduce the overall debt balance, the quarterly principal payments will be reduced. We incur interest at the prevailing LIBOR rate plus 3.5 - 4.0% per annum with a minimum rate of 5.0%.

Effective April 30, 2015, the Company entered into an amendment to the Credit Agreement. This amendment, in conjunction with a $1.5 million elective prepayment and standard principal payment of $0.3 million made on May 1, 2015, reduced the outstanding principal balance on the Term A loan to $7.6 million. The amendment also modified certain financial covenants and requires additional borrowing under the revolver to be subject to the bank’s sole and absolute discretion. The Company now incurs interest at the prevailing LIBOR rate plus 6% per annum.

Our long-term debt is as follows (in thousands):

	April 30,	April 30,
	2015	2014
Term Note A	$9,317	$11,324
Term Note B	-	1,000
Revolving line of credit	2,500	2,500
Capital leases	22	147
	11,839	14,971
Less current portion	(1,029)	(3,123)
Total long term debt, net	$10,810	$11,848

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

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels and certain minimum amount of qualified cash, and recurring revenues, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement, as amended, also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements at April 30, 2015. Effective July 31, 2015, the Company entered into an amendment to the Credit Agreement relating to, among other things, breaches of certain financial covenants for the period ended July 31, 2015.

Effective July 31, 2015, the Company entered into an amendment to the Credit Agreement. This amendment modified certain financial covenants, waived the one time excess cash flow payment due in respect of fiscal year end April 30, 2015 and provides that the lenders agree, subject to no other defaults occurring and other conditions, to forbear from exercising their rights and remedies under the Credit Agreement through November 30, 2015.

A summary of future payments on long-term debt obligations as of April 30, 2015 is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
2016	1,029
2017	1,007
2018	9,803
$11,839

Note 7. Other Long Term Liabilities

Included in other long term liabilities is deferred rent resulting from escalation clauses related to office leases, long-term deferred maintenance revenue, and liabilities related to mandatory employee severance costs associated with a French statutory government regulated plan covering all French employees. These liabilities are reflected in other accrued liabilities at April 30, 3015, as all French employees are expected to retire within fiscal year 2016. The balances comprise of the following (in thousands):

	April 30,	April 30,
	2015	2014
Deferred rent	$116	$214
Severance for French employees	-	154
Deferred revenue - long term	507	727
	$623	$1,095

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

Stock-based compensation expense was as follows (in thousands):

	April 30, 2015	April 30, 2014
Direct costs of revenue	$13	$15
Product development	8	29
Selling, general, and administrative	120	121
Total stock-based compensation	$141	$165

We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense.

The weighted-average input assumptions used and resulting fair values were as follows:

	Years Ended
	April 30,
	2015	2014
Expected term (in years)	4.9	4.0
Risk-free interest rate	1.4%	0.9%
Volatility	76%	75%
Dividend yield	-	-
Weighted-average fair value of stock options granted during the year	$0.52	$0.47

We base our expected term using the simplified method as the historical data does not provide a reasonable basis upon which to estimate expected life due to operational and structural changes of the Company. The risk-free interest rate is based upon U.S. Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options. We did not pay cash dividends to common stockholders in fiscal 2015 or 2014 and do not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

At April 30, 2015, there was approximately $0.4 million of unrecognized compensation expense related to unvested stock-based awards granted. The unrecognized expense is expected to be recognized over a weighted-average period of 3.2 years.

A summary of our stock option activity for the fiscal year ended April 30, 2015 is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value
Outstanding at April 30, 2014	1,254,629	2.38	6.82	41,972
Granted	978,300	0.82
Exercised	-	-
Cancelled/expired	(383,208)	1.84
Outstanding at April 30, 2015	1,849,721	1.67	7.62	56,395
Vested or expected to vest at April 30, 2015	1,632,905	1.78	7.39	44,885
Exercisable at April 30, 2015	762,653	2.82	5.11	-

There were no awards exercised during the years ended April 30, 2015 and 2014. The total fair value of awards vested during the year ended April 30, 2015 and 2014 was $0.1 million and $0.2 million, respectively. The total fair value of awards granted during the year ended April 30, 2015 and 2014 was $0.5 and $0.2 million, respectively.

At April 30, 2015, there were 79,728 shares reserved for future grants under the 2010 Stock Plan.

Note 10. Income Taxes

Loss before income taxes and provision for income taxes for the years ended April 30, were as follows (in thousands):

	2015	2014
Domestic	$(1,531)	$(1,251)
Foreign	(37)	26
Total loss before income taxes	$(1,568)	$(1,225)

Current
Federal and state income taxes	$98	$77
Foreign taxes	(66)	114
Total current	32	191

Deferred
Federal and state income taxes	118	142
Foreign taxes	(32)	-
Total deferred	86	142
Provision for income taxes	$118	$333

The provision for income taxes for the years ended April 30, differs from the amounts computed by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	2015	2014
Computed tax benefit at statutory rate	$(533)	$(420)
Increases (reductions) in tax expense resulting from:
Net operating loss carryforward limitation	-	219
State income taxes, net of federal tax benefit	66	100
Capital loss carryforward limitation	-	84
Change in valuation allowance for deferred tax assets	611	190
Stock-based compensation	75	56
Change in fair value of warrants	(27)	24
Foreign taxes	(47)	104
Foreign tax credits	(47)	(60)
Other	20	36
Provision for income taxes	$118	$333

Deferred tax balances at April 30, were as follows (in thousands):

	2015	2014
Deferred tax assets (liabilities):
Non-current assets
Net operating loss carryforwards	13,983	$12,207
Foreign tax credits	452	353
Property, equipment and intangible assets	4,925	5,135
Reserves and other accruals	657	844
Current assets
Deferred revenue	288	320
Allowance for doubtful accounts	43	86
Reserves and other accruals	361	448
Total deferred tax assets	20,709	19,393
Valuation allowance	(20,709)	(19,393)
Net deferred tax assets	-	-

Non-current liabilities
Goodwill	(1,119)	(1,032)
Total deferred tax liabilities	(1,119)	(1,032)
Net deferred tax liabilities	(1,119)	$(1,032)

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, we maintain a valuation allowance against substantially all of our net deferred tax assets in all the tax jurisdictions. The valuation allowance increased by $1.3 million in fiscal 2015 and increased by $1.0 million in fiscal 2014.

At April 30, 2015, we had approximately $34.2 million in federal net operating loss (“NOL”) carryforwards after write-off of the limitations under the Internal Revenue Code Section 382 caused by changes in ownership, that begin to expire in fiscal year 2016 through 2034, approximately $9.9 million in California state NOL carryforwards that expire in fiscal years 2016 to 2034, approximately $108.1 million in other state NOL carryforwards that expire in fiscal years 2016 to 2034, and approximately $1.5 million in foreign NOL carryforwards that do not expire.

It is our intention to reinvest the earnings of our non-U.S. subsidiary in its operations. We do not provide for U.S. income taxes on the earnings of the foreign subsidiary as such earnings are to be reinvested indefinitely. As of April 30, 2015, there is a minimal amount of cumulative earnings upon which U.S. income taxes have not been provided.

Note 11. Loss per Share

Basic loss per share is computed by dividing net loss less dividends paid and payable on preferred stock by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For fiscal 2015 and 2014, because of our net loss attributable to shareholders, potentially dilutive securities were excluded from the per share computations due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year Ended April 30,
	2015	2014
Net loss	$(1,686)	$(1,558)
Dividends paid and payable on preferred stock	-	(66)
Net loss available to common stockholders	$(1,686)	$(1,624)

Weighted-average shares of common stock outstanding, basic	16,384	16,110
Effect of dilutive securities	-	-
Weighted-average shares of common stock outstanding, diluted	16,384	16,110

Loss per share of common stock:
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)

Antidilutive securities
Weighted average number of stock options	1,483	1,571
Weighted average number of warrants	719	906
Weighted average number of preferred stock	-	279

Note 12. Employee Retirement Plan

We maintain a 401(k) profit sharing plan (the “401(k) Plan”). Eligible employees may contribute up to 100% of their pre-tax annual compensation to the 401(k) Plan, subject to certain statutory limitations. We can, at our discretion, voluntarily match the participating employees’ contributions not to exceed 6% of each employee’s annual compensation. In fiscal years 2015 and 2014, we contributed $0.2 and $0.3 million, respectively, to the 401(k) Plan.

Note 13. Commitments and Contingencies

Operating Leases

We lease office space and equipment under non-cancelable operating lease arrangements expiring at various dates through fiscal 2020. Such leases generally have escalation clauses, lease incentives and rent abatements, which are amortized and recorded over the lease term on a straight-line basis. Effective January 1, 2014, we closed our offices in San Francisco and New York. We have entered into various sublease agreements to sublease all our space in our San Francisco and New York facilities. These sublease agreements require monthly rent payment and may contain escalation clauses. The sublease agreements have expiration dates co-terminus to our lease arrangements with the landlords.

Future minimum rental payments and contracted sublease rent receipts under these leases as of April 30, 2015 are as follows (in thousands):

	Minimum	Sublease
	Lease Payments	Rent Receipts
Years Ending April 30,
2016	1,733	583
2017	1,267	355
2018	468	-
2019	405	-
2020	340
Thereafter	-	-
	$4,213	$938

Rent expense under operating leases was $0.7 million and $1.2 million for the years ended April 30, 2015 and 2014, respectively.

Capital Leases

We entered into arrangements for equipment and office furniture under non-cancelable capital lease arrangements expiring at various dates through fiscal 2016. Future minimum payments under these leases as of April 30, 2015 are as follows (in thousands):

Years Ending April 30,
2016	$22

Assets capitalized through capital leases included in equipment and furniture at April 30, are as follows (in thousands):

	2015	2014
Equipment	$1,356	$1,356
Furniture	115	115
	1,471	1,471
Less accumulated depreciation	(1,399)	(1,094)
Property and equipment, net	$72	$377

Litigation

We are subject to legal proceedings and claims that arise in the normal course of business. If such matters arise, we cannot assure that we would prevail in such matters, nor can we assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, we may not be able to accurately predict their ultimate outcome. As of April 30, 2015, we are not involved in any legal proceedings or litigation that we believe would have a material adverse impact on our financial position, results of operations, or cash flows.

Note 14. Quarterly Results of Operations (Unaudited)

The following interim financial information presents the fiscal 2015 and 2014 results on a quarterly basis:

	Quarter Ended
	July 31,	October 31,	January 31,	April 30,
	(In thousands, except per share data)
Year ended 2015
Total revenues	$6,662	$6,652	$5,694	$6,108
Income from operations	58	369	(361)	(417)
Net income (loss)	(247)	25	(923)	(541)

Income (loss) per share:
Basic	$(0.02)	$-	$(0.06)	$(0.03)
Diluted	$(0.02)	$-	$(0.06)	$(0.03)

Weighted-average shares used in computing income
Basic	16,384	16,384	16,384	16,384
Diluted	16,384	16,384	16,384	16,384

Year ended 2014
Total revenues	$7,964	$7,736	$7,888	$7,370
Income from operations	(24)	(34)	(278)	506
Net income (loss)	(633)	(210)	(878)	163

Income (loss) per share:
Basic	$(0.05)	$(0.01)	$(0.05)	$0.01
Diluted	$(0.05)	$(0.01)	$(0.05)	$0.01

Weighted-average shares used in computing income
(loss) per share:
Basic	15,297	16,384	16,384	16,384
Diluted	15,297	16,384	16,384	16,386

Note 15. Subsequent Events

In May 2015, the Company made an elective debt payment of $1.5 million, in conjunction with an amendment to the Credit Agreement entered into as of April 30, 2015.

In June 2015, we announced the continued integration of our eDiscovery technology into our broader information governance platform, including de-emphasizing the eDiscovery services component of our business. This will entail a reduction in force with those employees who primarily service the Company’s legal clients. The cost reduction will impact approximately 25 employees, or 17% of the workforce. The Company will incur one-time costs of approximately $300,000, and is expected to save $1.6 million in cost for fiscal 2016 and $1.8 to $2.0 million on an annual basis.

Effective July 31, 2015, the Company entered into an amendment to the Credit Agreement. This amendment modified certain financial covenants, waived the one time excess cash flow payment due in respect of fiscal year end April 30, 2015 and provides that the lenders under the Credit Agreement, subject to no other defaults occurring and other conditions, will forbear from exercising their rights and remedies under the Credit Agreement through November 30, 2015 as it relates to breaches of certain financial covenants for the period ended July 31, 2015.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify, and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009
2.2	Agreement and Plan of Merger, dated June 29, 2010, by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010
3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996
3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007
3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011
3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011
4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996
4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006
4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007
4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004
4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004
4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009
4.7	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010
4.8	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010
4.9	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010
4.10	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010
4.11	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.13	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011
4.14**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011
10.1**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011
10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002
10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010
10.4	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013	10-Q	001-11807	10.1	March 8, 2013
10.5	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013	10-Q	001-11807	10.2	March 8, 2013
10.6	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009
10.7	Amendment No. 1 to the Credit Agreement dated March 14, 2012 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	March 16, 2012
10.8	Amendment No. 3 to the Credit Agreement date July 31, 2013 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	August 5, 2013
10.9	Amendment No. 5 to the Credit Agreement dated August 5, 2014 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	August 6, 2014
10.10	Amendment No. 7 to the Credit Agreement dated April 30, 2015 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	April 5, 2015
10.11	Amendment No. 9 to the Credit Agreement dated July 31, 2015 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.					X

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.12*	Executive Employment Agreement by and between Timothy P. Bacci and the Registrant effective December 10, 2014	10-Q	001-11807	10.1	December 12, 2014
10.13*	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective December 10, 2014	10-Q	001-11807	10.2	December 12, 2014
10.14	Separation and General Release Agreement between Frank Verardi and the Registrant dated May 6, 2015	8-K	001-11807	10.1	May 6, 2015
10.15	Separation and General Release Agreement between Deborah Jillson and the Registrant dated September 23, 2014	8-K	001-11807	10.1	September 23, 2014
14.1	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Timothy P. Bacci, Chief Executive Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.2	Certification of Susan K. Conner, Chief Financial Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	A portion of the exhibit has been has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.