Form 10-K/A
period 2015-04-30
DAEGIS INC.
filed 2015-08-28
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
YES ☐    NO ☒

As of October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Daegis Inc. held by non-affiliates was $8,211,732.

As of June 30, 2015, Daegis Inc. had 16,384,444 shares of common stock outstanding.

Explanatory Note

Daegis Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended April 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2015 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed beyond 120 days after our fiscal year-end. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment. All references to our definitive proxy statement in the Original Filing as a document incorporated by reference are hereby deleted.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page, and certifications required to be filed as exhibits hereto. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10, 11, 12, 13, and 14 of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. No other items or sub-items of the Original Filing are being revised by this Amendment. This Amendment does not reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above and set forth herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The charts below list our directors and executive officers and are followed by biographical information about them. The biographical information regarding each member of our Board of Directors ends with a statement regarding that member’s qualifications for service on our Board, as considered by the Nominating and Corporate Governance Committee of our Board.

Directors

Name	Age	Position
Steven D. Whiteman	64	Independent Director, Chairman of the Board
Timothy P. Bacci	56	Director, President and Chief Executive Officer
Robert M. Bozeman	66	Independent Director
Richard M. Brooks	61	Independent Director
Darrell B. Montgomery	54	Independent Director

Steven D. Whiteman has served as a Director of the Company since May 1997. In August 2004, he was appointed Chairman of the Board. Mr. Whiteman previously served as the President and Chief Executive Officer (“CEO”) of Intesource, an Internet based e-procurement company. From June 2000 to May 2002, he worked as an independent consultant. From May 1993 until June 2000, Mr. Whiteman served as President of Viasoft, Inc. (“Viasoft”), a publicly-traded software products and services company. From February 1994 to June 2000, Mr. Whiteman also served as CEO and Director of Viasoft, and from April 1997 to June 2000, he served as Chairman of the Board of Directors. He is also a Director of Intesource and Trax Technology. Mr. Whiteman holds a B.A. degree in Business Administration from Taylor University and an M.B.A. from the University of Cincinnati.

Mr. Whiteman’s qualifications to serve on the Board include, among other skills and qualifications, his prior experience as a CEO of technology companies, his service on other corporate boards, as well as his extensive knowledge about the Company gained from his tenure as a board member dating back to 1997.

In addition to serving as our Chairman of the Board, Mr. Whiteman currently serves on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Timothy P. Bacci joined the Board in August 2009, following our acquisition of AXS-One Inc., where he was a member of their board. He was appointed Executive Chairman in 2012, our Interim CEO in January 2013 and was later appointed President and CEO in September 2014. Mr. Bacci is the co-founder of BlueLine Partners, a strategic opportunities fund which had more than $100 million in assets invested in small, publicly-traded, and undervalued healthcare and IT companies. Since December 2004, he has been a Managing Partner at BlueLine Partners. Prior to BlueLine Partners, he spent 15 years in executive positions for software companies, including serving as Chairman and interim CEO of Instant802 Networks and CEO of siteROCK Corp. He was a co-founder of Vicinity Corporation, which had a successful public offering in 2000 and was acquired by Microsoft in 2002. Additionally, he has served as a consultant to several early-stage technology companies addressing areas relating to corporate strategy and executive recruiting. Mr. Bacci holds a B.S. in Engineering from the United States Naval Academy and served as an officer on active duty in the U.S. Navy as a fighter pilot.

Mr. Bacci’s qualifications to serve on the Board include, among other skills and qualifications, his significant management and executive experience in the software industry, his experience in providing consulting services relating to corporate strategy and executive recruiting, his experience gained in evaluating and investing in healthcare and IT companies as a co-founder of BlueLine Partners and his experience serving on other corporate boards.

Robert M. Bozeman was appointed Director in January of 2008. Mr. Bozeman currently serves as an investor and/or advisor to companies in Silicon Valley. His experience includes business operations, venture capital investment, and capital markets and mergers and acquisitions. He previously served in the capacities of CEO and board member for a variety of software, information services and computer supplier companies. From November 1997 through December 2003, Mr. Bozeman was General Partner of Angel Investors LP for both its Fund I and Fund II. Investments by the firm included Ask Jeeves, Brightmail, Google, Opsware, and PayPal. In addition, many of Angel Investors LP investments became successful acquisitions, including AOL’s acquisition of Spinner, Microsoft’s acquisitions of eQuil, MongoMusic and Vacation Spot and Sybase’s acquisition of AvantGo!. Mr. Bozeman is currently an investor, on the board and/or is an advisor to DigitalML, DocBox, Nantero, Nueon, Phunware, PocketPoints, Rimidi Diabetes and SupportPay. In this capacity, Mr. Bozeman often operates through Eastlake Ventures, LLC (his family office). Mr. Bozeman is also a General Partner of Northern California Investment Fund and Northern California Investment Fund II.

His qualifications to serve on the Board include, among other skills and qualifications, his significant management and executive experience in a variety of technology companies, his service on other corporate boards and his extensive experience gained in evaluating and investing in companies as a General Partner of Angel Investors LP and the Northern California Investment Funds.

Mr. Bozeman currently serves on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Richard M. Brooks has served as a Director of the Company since August 2005. Since January 2011, Mr. Brooks has been the Executive Vice President and Chief Financial Officer (“CFO”) of Composite Technology International, Inc., a manufacturer of building products. From September 2006 to December 2010, Mr. Brooks was a partner with Tatum, a national executive services consulting company, which is a wholly-owned subsidiary of SFN Group. With Tatum, Mr. Brooks acted as the project lead on a variety of consulting assignments, including acting as the interim CFO for Pixelworks, a publicly-traded semi-conductor company. Mr. Brooks previously served as CEO for VantageMed Corporation, a public company, from April 2002 to December 2004. In addition, Mr. Brooks served as a Director of VantageMed Corporation from March 2001 to January 2005 and was appointed Chairman of that board in May of 2002. Mr. Brooks received a B.S. in Business Administration from Oregon State University.

Mr. Brook’s qualifications to serve on the Board include, among other skills and qualifications, his significant management and executive experience with public companies and his extensive experience in providing financial consulting services to a variety of companies, including publicly-traded companies.

Mr. Brooks currently serves on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Darrell B. Montgomery was appointed as a Director in April 2015. Mr. Montgomery brings nearly 25 years in operational management, technology sales, mergers and acquisitions and consulting to the Company. He began his business career at Gemini Consulting as a senior consultant leading client teams in telecommunications, computer services, banking and retail in both the United States and Europe. Next, Mr. Montgomery spent 20 years at Perot Systems, which is now Dell Services. At Perot’s Management Consulting Group, he worked with large enterprises as well as small companies principally focused on strategy and IT infrastructure needs. Mr. Montgomery also served as Director of Operations, Global Software Solutions and held a senior role in the Commercial Solutions Group and then served as an Executive Director in charge of establishing and leading the private equity channel. Mr. Montgomery earned a B.S. in Engineering, with Distinction, from the U.S. Naval Academy and an MBA from Harvard Business School. He formerly served on active duty as a United States Marine Corps Officer.

His qualifications to serve on the Board include, among other skills and qualifications, his significant management and executive experience in the technology industry and his broad range of management experiences.

Mr. Montgomery currently serves on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

No director has any family relationship with any other director or with any of the Company’s executive officers.

EXECUTIVE OFFICERS

			Executive Officer
Executive	Current Position with Company	Age	Since
Timothy P. Bacci	President and Chief Executive Officer	56	2013
Susan K. Conner	Chief Financial Officer and Chief Operating Officer	51	2013
Frank Verardi	Vice President and General Manager, Gupta Technologies and Composer Technologies	66	2001

Timothy P. Bacci has served as our CEO since January 2013. He brings more than 20 years of executive experience in private and publicly traded companies. He joined the Board in 2009 and was appointed Executive Chairman in 2012, our Interim CEO in January 2013 and was later appointed President and CEO in September 2014. Mr. Bacci is the co-founder of BlueLine Partners, a strategic opportunities fund which had more than $100 million in assets invested in small, publicly-traded, and undervalued healthcare and IT companies. Since 2004, he has been a Managing Partner of BlueLine. Prior to BlueLine, he served in executive positions for software companies, including serving as Chairman and Interim CEO of Instant802 Networks and CEO of siteROCK Corp. He was a co-founder of Vicinity Corporation, which had a successful public offering in 2000 and was subsequently acquired by Microsoft in 2002. Additionally, he has served as a consultant to several early stage technology companies addressing areas relating to corporate strategy and executive recruiting. Mr. Bacci holds a bachelor’s degree of science in engineering from the United States Naval Academy and served as an officer on active duty in the U.S. Navy as a fighter pilot.

Susan K. Conner was appointed as our CFO in May 2013 and assumed the additional role of Chief Operating Officer in June 2015. Ms. Conner is responsible for strategic financial oversight, professional services, and customer support operations for the Company. With more than 25 years in executive leadership positions she excels at helping companies plan and execute business strategies and navigate through significant change. Previously, Ms. Conner was the CFO of Zix Corp., a publicly traded Software as a Service (“SaaS”) company from October 2008 to August 2010. Prior to Zix Corp., Ms. Conner was the CFO of Pegasus Solutions, Inc., from May 2001 to November 2006, where she had oversight of the global financial functions and was responsible for the operations and support teams for two financial product offerings. Through May 2001, Ms. Conner was a Business Assurance Partner for PricewaterhouseCoopers (“PwC”), advising companies on process improvement, change management and business strategy as they worked through start-up issues, high growth strategies, IPOs and merger and acquisitions. Prior to joining the Company, she had most recently worked as an independent advisor to privately-held companies on a variety of transactional, strategic, and financial leadership engagements. Ms. Conner is a licensed Certified Public Accountant and holds a bachelor’s degree in business administration and accounting from the University of Texas at Austin.

Frank Verardi served as the Vice President and General Manager, Gupta Technologies and Composer Technologies, from April 2011 to May 2015 and was responsible for driving worldwide sales and the day-to-day operations for the application development, database and migration business. From May 2007 through April 2011, Mr. Verardi was the Vice President of Sales for the Americas and Asia Pacific regions. From May 2005 to April 2007, he served as Vice President and General Manager where he oversaw the sales and marketing for Gupta Technologies and Composer Technologies products. From June 2003 to April 2005, he served as Vice President of Technical Services, and from May 2001 to May 2003, he served as Vice President of Worldwide Sales and Marketing. Prior to these positions, Mr. Verardi served in various management positions, including Vice President of Worldwide Professional Services, Vice President of Worldwide Product Delivery and Customer Support, and Director of Client Services. Mr. Verardi joined the Company in August 1988. Prior to that, Mr. Verardi held various positions with Computer Sciences Corporation, including Director of Commercial Professional Services. Mr. Verardi received a bachelor’s degree in computer science from California State University, Chico.

There are no family relationships among any of the Company’s executive officers and Directors.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who beneficially own more than 10% of Daegis’ equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed by them.

Timothy P. Bacci, our President and CEO, affected a late Form 4 on December 22, 2014. Based solely upon our review of such reports furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, Directors and more than 5% stockholders for the fiscal year ended April 30, 2015 were met.

CORPORATE GOVERNANCE

The Board

Our business is managed under the direction of the Board. The Board currently consists of 5 members. The names of our Board members, their professional experience and attributes are described above under the caption “DIRECTORS”.

Board Leadership Structure

The Board has determined that the positions of Chairman of the Board and CEO should be held by different individuals. In addition, the Board believes that the Chairman should not be an employee of the Company. Since August 2004, the Board has been led by Mr. Steven D. Whiteman, an independent non-executive chairman. The Chairman of the Board is responsible for coordinating the Board’s activities, including the scheduling of meetings of the full Board, scheduling executive sessions of the non-employee Directors (“Independent Directors”) and setting relevant items on the agenda (in consultation with the CEO as necessary or appropriate). The CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company. The Board believes this leadership structure has enhanced the Board’s oversight of and independence from Company management, the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders, and our overall corporate governance.

Attendance at Board Meetings

Each of the current Directors attended at least 75% of both the aggregate meetings of the Board and its committees held, during periods in which that Director served on the Board and those committees. During our last fiscal year, a total of 14 meetings, of which 10 were telephonic, of the Board were held. Directors are encouraged to attend our Annual Meeting of Stockholders. No Directors attended our 2014 Annual Meeting of Stockholders.

Communication with the Board

Stockholders who wish to communicate with the Board or an individual Director may send a written communication to the Board or such Director c/o Daegis Inc., 600 E. Las Colinas Blvd., Suite 1500, Irving, Texas 75039, Attn: Corporate Secretary. Each communication must set forth the name and address of the stockholder on whose behalf the communication is sent and the number of shares of Company common stock that are owned beneficially by such stockholder as of the date of the communication. Each communication will be reviewed by our Corporate Secretary to determine whether it is appropriate for presentation to the Board or such Director, as applicable. Examples of inappropriate communications include advertisements, solicitations or hostile communications. Communications determined by the Corporate Secretary to be appropriate for presentation to the Board or such Director will be submitted to the Board or such Director, as applicable, on a periodic basis.

Role of the Board in Risk Oversight

The Board oversees our processes to manage risk at the Board and senior management levels. The Board delegates much of this responsibility to the Audit Committee. Under its charter, the Audit Committee discusses with management the Company’s major financial risk exposures and steps management has taken to limit, monitor or control such exposure. While the Board and Audit Committee oversee our Company’s risk management, our senior management is responsible for the development, implementation, and maintenance of our risk management processes and provides periodic reports to the Board and its committees, as appropriate, on its assessment of strategic, operational, legal and compliance, and financial reporting risks to the Company. The Board and its committees, as appropriate, review and consider the management reports provided on the Company’s enterprise risk and risk management strategy.

Committees of the Board

Our Board has 3 standing committees: Nominating and Corporate Governance Committee, Audit Committee, and Compensation Committee. The Board also has a special committee, the Capital Markets/Mergers & Acquisition Committee, which conducts business on an as-needed basis. Each of our Independent Directors is a member of all of our standing committees. These committees devote attention to specific subjects and to assist our Board in discharging its business and risk oversight and governance responsibilities. Each standing committee’s charter is available on our website at www.daegis.com/about/investor-relations/corporate-governance.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee chair is Steven D. Whiteman. The Board has determined that each member of the Nominating and Corporate Governance Committee qualifies as “independent” in accordance with the NASDAQ Listing Rules. Under its charter, the primary responsibilities include: (i) identifying individuals qualified to become Board members; (ii) selecting, or recommending to the Board, director nominees for each election of Directors; (iii) developing and recommending to the Board criteria for selecting qualified director candidates; (iv) considering committee member qualifications, appointment and removal; (v) recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to the Company; and (vi) providing oversight in the evaluation of the Board and each committee. As described below, the Nominating and Corporate Governance Committee will consider nominees recommended by stockholders. Stockholders who wish to recommend nominees for Director should submit such recommendations to the Corporate Secretary of the Company at our corporate office located at 600 E. Las Colinas Blvd, Suite 1500, Irving, TX 75039. Nominee recommendations to the Board from stockholders are considered under the same criteria as a nominee recommended by the Board.

In identifying candidates for membership on the Board, the Nominating and Corporate Governance Committee takes into account all factors it considers appropriate, which may include strength of character, conflict of interest, maturity of judgment, career specialization, relevant skills, diversity and the extent to which a particular candidate would fill a present need on the Board. The Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees. When identifying director nominees, the Committee considers general principles of diversity, and does so in the broadest sense. At a minimum, Director nominees must have unimpeachable character and integrity, sufficient time to carry out their duties, the ability to read and understand financial statements, experience at senior levels in areas relevant to the Company and consistent with the objective of having a diverse and experienced Board, the ability and willingness to exercise sound business judgment, the ability to work well with others and the willingness to assume the responsibilities required of a Director of the Company.

Each nominee for Director named herein was recommended to the Company by the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee met twice during fiscal 2015.

Audit Committee

Our Audit Committee chair is Richard M. Brooks. The Board has determined that each of the members of our Audit Committee is “independent,” as defined under and required by the federal securities laws and the NASDAQ Listing Rules. The Board has determined that Mr. Brooks qualifies as an “audit committee financial expert” under the federal securities laws and that each member of the Audit Committee has the “financial sophistication” required under the NASDAQ Listing Rules.

Our Audit Committee oversees the accounting and financial reporting processes of our Company, related controls, and oversees the external audit processes on behalf of the Board. The Audit Committee also assists the Board in fulfilling its oversight responsibilities by reviewing the financial information that is provided to stockholders and others, and the Company’s system of internal and external controls regarding finance, accounting, legal compliance and ethics. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors.

The Audit Committee met on eight occasions, of which four were telephonic, during fiscal 2015.

Compensation Committee

Until his date of resignation, Tery R. Larrew served as the Chairman of our Compensation Committee. On April 9, 2015, the Board appointed Robert M. Bozeman as our Compensation Committee chair. The Board has determined that each member of the Compensation Committee qualifies as “independent,” as defined under and required by the federal securities laws and the NASDAQ Listing Rules. The Compensation Committee establishes and reviews the Company’s overall management compensation philosophy and policies.

The Compensation Committee operates under a written charter which establishes the primary responsibilities as follows:

●	Directly review and approve corporate goals and objectives relevant to the compensation of the Company’s CEO and other executive officers, including annual and long-term performance goals and objectives;
●	Evaluate the performance of the Company’s CEO and other executive officers in light of those goals and objectives; and determine and approve the compensation of the CEO and other executive officers based on that evaluation, including incentive-based cash compensation and equity-based compensation;
●	Review and authorize any employment, compensation, benefit or severance agreement with any executive officer (and any amendments or modifications thereto);
●	Administer and oversee any equity-based stock awards under our stock compensation plans or programs as to which the Board has delegated such responsibility to the Committee; and
●	Review and make recommendations to the Board with respect to the Company’s overall director compensation philosophy and policies.

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

In its sole discretion, the Compensation Committee has the authority to retain a compensation consultant. During fiscal 2015, the Compensation Committee consulted with Compensia, Inc., an executive compensation advisory services firm, with regard to the compensation related to the appointment of Timothy P. Bacci as CEO. In the first quarter of fiscal 2016, the Compensation Committee engaged Compensia to provide a competitive assessment of the Company’s current and projected executive cash compensation.

The Compensation Committee met on four occasions during fiscal 2015.

Compensation Committee Interlocks and Insider Participation

During fiscal 2015, the Compensation Committee was composed entirely of Independent Directors. None of the members of the Compensation Committee is or was, during fiscal 2015 or previously, an officer or employee of our Company and none had any relationship requiring disclosure under Item 404 of the SEC’s Regulation S-K. During fiscal 2015, none of our executive officers served as a member of a board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of the Board or our Compensation Committee.

Code of Ethics

The Board has adopted a Code of Ethics for Senior Officers (the “Code”) that establishes the standards of ethical conduct applicable to all Directors, officers and employees of our Company, including our CEO and senior financial officials. It is available on our website at www.daegis.com/about/investor-relations/corporate-governance. The Code affirms that we expect all Directors and employees to uphold our standards of ethical behavior and compliance with the law and to avoid conflicts of interest between the Company and their personal and professional affairs. It establishes procedures for the confidential reporting of suspected violations of the Code. It also sets forth procedures to receive, retain, and treat complaints received regarding accounting, internal accounting controls, auditing or compliance matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting, auditing or compliance matters. Our Code of Ethics for Senior Officers also addresses conflicts between the interests of our Directors or officers and our Company or its stockholders. The Audit Committee is responsible for applying and interpreting the Code in situations where questions are presented to it. Any waiver of our Code of Ethics for Senior Officers must be approved by the Audit Committee, or the Board, as applicable, and in compliance with applicable law.

COMPENSATION OF DIRECTORS

Each Independent Director receives an annual cash retainer and may receive an annual stock option grant. The compensation for each Independent Director is assessed by the other members of the Board and is generally based upon the degree and quality of his/her participation in Board activities. For the year ended April 30, 2015, 10,000 options to purchase shares of our common stock were awarded to Darrell B. Montgomery as a new Director. No other options to purchase shares of our common stock were awarded during the year ended April 30, 2015. The Company reimburses expenses for the Directors' attendance at board and committee meetings. A summary of the compensation for each Independent Director is included on the following table.

	Based Upon	Annual Amount	How Paid
Annual Cash Retainer (1)	Board participation	$25,000 in cash	$6,250 per quarter
	Committee participation	$11,000 in cash	$2,750 per quarter
Stock Option Grant (2)	Board determination of award to be made pursuant to the 2010 Stock Option Plan	Up to 12,500 shares of common stock	An option to purchase the Company’s common stock at fair market value at the date of grant with a one-year vesting period (vesting monthly)

(1)	Directors receive compensation for their participation or to chair a committee. These payments are paid in four quarterly payments. In addition to the fees paid for Board and committee participation, the Chairman of the Board is paid $7,000 annually; the Chairmen of the Audit and Compensation Committees are paid $4,000 annually; and the Chairman of the Nominating and Corporate Governance Committee is paid $2,000 annually.

(2)	Directors can receive an annual stock option grant of up to 12,500 shares of Daegis common stock. Eligibility is determined by the Board and is based on several factors, including the financial performance of the Company, the Director’s personal contribution to the Company and any other relevant factors or events. The stock option grant, if any, has historically been made in May of each year and the exercise price is equivalent to the fair market value of the stock at the time of the option grant. Any such option grant will vest monthly over a period of 12 months.

The Board reviews the composition of the committees on a regular basis and may from time-to-time make a determination that changes in the members serving on each committee, or modifications for the compensation for work effort involved, may be warranted.

Director Compensation Table

The following table sets forth certain information with respect to our Independent Director compensation during the fiscal year ended April 30, 2015.

	Fees Earned or	Stock	Option
Name	Paid in Cash	Awards	Awards
Robert M. Bozeman	$36,000	-	-
Richard M. Brooks	$40,000	-	-
Tery R. Larrew (1)	$40,000	-	-
Darrell B. Montgomery (2)	-	-	10,000
Steven D. Whiteman	$45,000	-	-

(1)	The Board accepted Mr. Larrew’s resignation on April 9, 2015.

(2)	On April 9, 2015, the Board appointed Mr. Montgomery as a Director to fill the vacancy on the board until the Company’s next Annual Meeting of Stockholders.

Director Outstanding Equity Awards at April 30, 2015

The following table summarizes the outstanding equity award holdings by non-employee Directors which vest monthly over 12 months from the grant date.

	Number of Securities	Number of Securities
Executive	Underlying	Underlying	Option Exercise Price	Option Grant Date	Option Expiration
	Unexercised Options	Unexercised Options			Date
	(Exercisable)	(Unexercisable)
	(#)	(#)	($)
Steven D. Whiteman	7,000	-	2.1	3/10/2006	3/10/2016
	2,000	-	2.55	5/1/2007	5/1/2017
	5,000	-	6.4	5/2/2008	5/2/2018
	6,500	-	2.6	5/5/2009	5/5/2019
	10,000	-	3.56	5/4/2010	5/4/2020
	5,000	-	2.9	5/2/2011	5/2/2021
	7,500	-	1.92	7/1/2011	7/1/2021
	12,500	-	1.4	5/1/2012	5/1/2022

Robert M. Bozeman	4,000	-	6.25	1/14/2008	1/14/2018
	5,000	-	6.4	5/2/2008	5/2/2018
	6,500	-	2.6	5/5/2009	5/5/2019
	10,000	-	3.56	5/4/2010	5/4/2020
	5,000	-	2.9	5/2/2011	5/2/2021
	7,500	-	1.92	7/1/2011	7/1/2021
	12,500	-	1.4	5/1/2012	5/1/2022

Richard M. Brooks	5,000	-	1.8	8/1/2005	8/1/2015
	2,000	-	2.55	5/1/2007	5/1/2017
	5,000	-	6.4	5/2/2008	5/2/2018
	6,500	-	2.6	5/5/2009	5/5/2019
	10,000	-	3.56	5/4/2010	5/4/2020
	5,000	-	2.9	5/2/2011	5/2/2021
	7,500	-	1.92	7/1/2011	7/1/2021
	12,500	-	1.4	5/1/2012	5/1/2022

Tery R. Larrew	2,000	-	2.55	5/1/2007	5/1/2017
	5,000	-	6.4	5/2/2008	5/2/2018
	6,500	-	2.6	5/5/2009	5/5/2019
	10,000	-	3.56	5/4/2010	5/4/2020
	5,000	-	2.9	5/2/2011	5/2/2021
	7,500	-	1.92	7/1/2011	7/1/2021
	12,500	-	1.4	5/1/2012	5/1/2022

Darrell B. Montgomery	-	10,000	0.83	4/9/2015	4/8/2025

Indemnification of Officers and Directors

Our Certificate limits the liability of our Directors to the maximum extent permitted by Delaware law. Delaware law provides that a corporation’s certificate of incorporation may contain a provision eliminating or limiting the personal liability of a Director for monetary damages for breach of their fiduciary duties as Directors, except for liability for: (i) any breach of their duty of loyalty to the corporation or its stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or (iv) any transactions from which the Director derived an improper personal benefit. Our Bylaws call for us to indemnify our Directors, executive officers, and trustees to the fullest extent permitted by law. We believe that such indemnification covers negligence and gross negligence. Our Bylaws also permit us to secure insurance on behalf of any executive officer, Director, employee or other agent for any liability arising out of his or her actions in such capacity (subject to certain exclusions), regardless of whether the Bylaws permit indemnification.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF OUR FISCAL YEAR 2015 EXECUTIVE COMPENSATION

General

The Board’s Compensation Committee oversees the cash and non-cash compensation programs, as well as benefit programs applicable to our executive officers and Directors. Our Compensation Committee is composed entirely of Independent Directors.

The Compensation Committee is responsible for establishing and approving our policies governing the compensation for our executive officers, after discussion with our CEO as to his direct reports. Consistent with NASDAQ requirements, our CEO’s compensation is determined solely by the Independent Directors, and the CEO does not participate in those discussions or decisions.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, a long-term equity incentive compensation plan (“LTI”) and broad-based benefits programs. We place emphasis on pay for performance-based incentive compensation programs, which make payments when certain Company earnings or revenue goals are achieved. This Summary of Our Fiscal Year 2015 Executive Compensation explains our compensation philosophy, policies and practices with respect to our CEO, and our two most highly compensated officers as of our fiscal year end (collectively, “named executive officers,” or “NEOs”).

The Objectives of Our Executive Compensation Program

The primary goals of the Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and equity incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the Compensation Committee intends to implement and maintain compensation plans that tie a substantial portion of the executives’ overall compensation to our financial and operational performance, as measured by metrics such as total revenue, revenue growth and profitability. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development operating in the software industry while taking into account our relative performance and strategic goals.

We use the following principles to guide our decisions regarding executive compensation:

Allocation between long-term and short-term compensation.

The short-term compensation we currently pay consists of base salary and annual cash incentive compensation. The long-term compensation consists entirely of stock awards or stock options pursuant to our 2010 Stock Option Plan. The allocation between long-term and short-term compensation is based on an analysis of how the enterprise software industry and companies of similar size in the general technology market use long-term incentives and short-term cash compensation to pay their executive officers.

Allocation between cash and non-cash compensation.

It is our intent to allocate all short-term compensation in the form of cash and all long-term compensation in the form of stock awards and/or stock options to purchase our common stock. We consider competitive market analyses when determining the allocation between cash and non-cash compensation.

Provide compensation opportunities targeted at market median levels.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we strive to provide a total compensation package that is competitive with total compensation provided by our industry peer group. We benchmark our salary and target incentive levels and practices as well as our performance results in relation to a peer group of comparable general technology and enterprise software companies of similar size in terms of revenue and market capitalization. We target base salaries and total cash compensation to approximate the market median (50th percentile) compensation level after taking into account individual responsibilities, performance and experience. See “Market Assessment of Executive Compensation” below.

Require financial performance goals to be achieved in order for 80% of annual incentive compensation to be earned.

Our executive compensation program emphasizes pay for performance. Performance is measured based on the achievement of Company financial and operational performance goals established by the Board relative to the Board approved annual business plan. Our financial and operational goals are established so the attainment of these goals is not assured and will require significant effort on the part of our executives.

Offer a comprehensive benefits package to all full-time employees.

We provide a competitive benefits package to all full-time employees which includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) Savings Plan. We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for executive officers, including the NEOs, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the NEOs.

Provide fair and equitable compensation.

We provide a total compensation program that we believe will be perceived by both our executive officers and our stockholders as fair and equitable. In addition to conducting analyses of market pay levels and considering individual circumstances related to each executive officer, we also consider the pay of each executive officer relative to each of the other executive officers and relative to other members of the management team. We have designed our total compensation program to be fair among our executive management team.

Our Executive Compensation Program Elements

Overall, our executive compensation program is designed to be consistent with the objectives and principles set forth above. For each fiscal year, the Compensation Committee will select, in its discretion, the executive officers of the Company or its subsidiaries who are to participate in the Company’s annual incentive plans. The Compensation Committee will establish the terms and conditions applicable to any award granted under the plan and a participant will be eligible to receive an award under the plan in accordance with such terms and conditions. Awards will be paid in whole or in part in cash, common stock or other property and will generally be paid in the first quarter following completion of a given fiscal year. The basic elements of our executive compensation program are summarized below:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies to executives in similar positions. Consistent with our compensation philosophy, we generally believe executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Base salaries are reviewed periodically, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Incentive Compensation Plan. The Company, as approved by the Compensation Committee, maintains an annual Incentive Compensation Plan (the “Incentive Plan”) such that executives of the Company can receive an incentive compensation payment based on the achievement of pre-defined objectives. Each participant in the Incentive Plan has a target Incentive Plan opportunity for the fiscal year based on a percentage of base salary. The primary objective of the Incentive Plan is to compensate executives for achieving Company financial goals. In addition, during fiscal year 2015, the Incentive Plan included a discretionary bonus component which accounted for 20% of the NEO’s Incentive Plan opportunity. For fiscal 2015, the financial goal performance target for the executive officers was based on overall Company revenue and Adjusted EBITDA. The term Adjusted EBITDA was defined as “earnings before interest, taxes, depreciation, amortization and stock compensation expense.” For fiscal 2015, 80% of each NEO’s Incentive Compensation Plan opportunity was based upon achievement of these financial goals.

The Compensation Committee retains negative discretion to cancel, reduce, modify or eliminate performance payments under the Incentive Plan as it deems necessary. For fiscal 2015, the Company did not meet the financial goals necessary for payout under the financial portion of the Incentive Plan. In addition, the Committee determined not to award any discretionary bonus for fiscal 2015. As a result, no Incentive Plan payout was awarded for fiscal 2015.

Long-Term Equity Incentive Program. We believe long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation guidelines have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The Compensation Committee believes that the use of stock and stock-based awards is a significant component in enabling the Company to achieve its long-term performance goals. All stock awards are made at the direction of the Compensation Committee.

Options and Stock Awards. Our 2010 Stock Plan authorizes the Compensation Committee to grant options to purchase shares of common stock to our employees, directors and consultants. Our Compensation Committee provides oversight to management in their role as the administrator of the 2010 Stock Plan. Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. Stock option grants may also make up part of the annual compensation package for our named executive officers. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management. In fiscal 2015, two named executive officers were awarded a stock option grant pursuant to their respective employment agreements in the amounts indicated in the “Summary Compensation Table for Fiscal Year 2015.” No other options or stock awards were made to NEOs in fiscal 2015.

Other Compensation. In accordance with our compensation philosophy, the Compensation Committee may, in its discretion, revise, amend or authorize any changes to an executive officers’ compensation or benefits as deemed necessary.

Retirement Savings Opportunity. The Company maintains a 401(k) employee retirement savings plan. Eligible employees may contribute up to 100% of their pre-tax salary but not more than statutory limits. We match a portion of employee contributions, currently 50% of the first 6% of compensation deferred, which vests immediately. We do not provide an option for our employees to invest in our common stock in the 401(k) plan.

Health and Welfare Benefits. All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Market Assessment of Executive Compensation

Our Compensation Committee determines the compensation for our CEO, including his base salary, cash bonus incentives and equity incentives. For all other executive officers, the Compensation Committee meets with our President and CEO, Mr. Bacci, who reviews each executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to any proposed changes to the executive’s base salary, cash bonus incentives and equity incentives. When assessing the annual compensation elements for our executive officers, the Compensation Committee considers the Company’s corporate strategy, the annual performance of the executive officer, the importance of the executive position to the Company, the existing salary and awards of the executive officer, the expected contributions to be made by the executive officer in the upcoming fiscal year and any other factors the Committee deems appropriate. The Compensation Committee also reviews the analyses and recommendations of the executive compensation consultant retained by the Compensation Committee. After considering the relevant information, the Compensation Committee establishes the annual compensation package for our executive officers.

In November 2014, the Compensation Committee consulted with Compensia, Inc. (“Compensia”), an executive compensation advisory services firm, to provide guidance with regard to the appointment of Timothy P. Bacci as CEO. In July 2015, the Compensation Committee engaged Compensia to provide guidance on current industry best practices and compensation market data for our named executive officers based on a database of companies with comparable revenue and market capitalization in our industry.

Risk Considerations

The Compensation Committee reviewed with management the design and operation of our compensation programs for all employees, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. After conducting its evaluation, the Compensation Committee does not believe that any of the Company’s compensation policies or practices creates risks that are reasonably likely to have a material adverse effect on the Company.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation exist under Section 162(m) of the Code which generally limits the tax deductibility of compensation paid by a public company to its CEO and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. It is the policy of the Compensation Committee to periodically evaluate the qualification of compensation for exclusion from the $1 million deduction limit under Section 162(m) of the Code, while maintaining flexibility to take actions with respect to compensation that it deems to be in the interest of the Company and our stockholders which may not qualify for tax deductibility.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2015

The following table sets forth information for the last two years’ compensation paid to or earned by our President and CEO, and our two other most highly compensated executive officers, during the fiscal years ended April 30, 2015 and 2014.

				Stock	Option	Non-Equity Incentive	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Awards (2)	Awards (3)	Compensation Plan (4)	Compensation	Total
Timothy P. Bacci (i)
President &	2015	$187,500	-	-	$315,142 (5)	-	$247,333 (6)	$749,975
Chief Executive Officer	2014	-	-	-	-	-	$406,000 (6)	$406,000

Susan Conner (ii)
Chief Financial Officer &	2015	$270,000	-	-	$58,229 (7)	-	$5,450 (8)	$333,679
Chief Operating Officer	2014	$251,654	$23,200 (9)	-	$72,945 (10)	$16,100 (11)	$5,063 (8)	$368,962

Frank Verardi (iii)
Vice President & General Manager, Gupta	2015	$182,083	-	-	-	-	$5,308 (8)	$186,377
Technologies and Composer Technologies	2014	$182,083	$15,900 (12)	-	-	$40,500 (13)	$4,294 (8)	$242,777

(i) Mr. Bacci was appointed the Interim CEO in January 2013 and later appointed President & CEO in September 2014.
(ii) Ms. Conner was appointed in May 2013, and later assumed the role of COO in June 2015.
(iii) In May 2015, Mr. Verardi retired from the Company.

(1)	Includes amounts, if any, deferred at the NEO’s election under our 401(k) Savings Plan.

(2)	No stock awards have been granted in the last two fiscal years.

(3)	The amounts in this column equal the grant date fair value of each award as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 – Stock Compensation. A discussion of the assumptions used in calculating the grant date fair value of these stock options can be found in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 under the heading “Stock-Based Compensation.” Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(4)	Represents incentive compensation earned and paid pursuant to the Company’s Incentive Compensation Plan. In November 2013, the Compensation Committee determined that, based on the significant realignment changes taking place in the Company and performance to date, the Adjusted EBITDA performance goals should be reduced, but that the revenue goals would remain unchanged.

(5)	Represents stock options for 655,378 shares granted on December 10, 2014.

(6)	Represents the amounts paid for Interim CEO consulting fees to Mr. Bacci.

(7)	Represents stock options for 81,922 shares granted on May 28, 2014.

(8)	Represents the Company’s matching contributions under its 401(k) Savings Plan.

(9)	Ms. Conner earned a $23,200 discretionary payment pursuant to the Company’s 2014 Incentive Compensation Plan.

(10)	Represents stock options for 150,000 shares granted on May 29, 2013.

(11)	Ms. Conner earned an Annual Incentive Award equal to $16,100. This reflected achievement of 0% of the corporate revenue target and 43% of the corporate Adjusted EBITDA target, and the Compensation Committee’s exercise of discretion to reduce the actual bonus paid by 15%.

(12)	Mr. Verardi earned a $15,900 discretionary payment pursuant to the Company’s 2014 Incentive Compensation Plan.

(13)	Mr. Verardi earned a $40,500 Annual Incentive Award payout. This reflected achievement of 43% of the corporate Adjusted EBITDA target, 63% of his division’s revenue target, and 84% of his division’s Adjusted EBITDA target, and the Compensation Committee’s exercise of discretion to reduce the actual bonus paid by 15%.

Executive Employment and Severance Agreements

Effective December 10, 2014, the Board entered into an executive employment agreement with our President and CEO, Timothy P. Bacci. The employment agreement provides for base salary equal to $450,000, subject to increase from time to time, an annual incentive bonus opportunity equal to 50% of his current base salary, the grant of a stock option upon his initial employment for 655,378 shares; and, subject to certain limitations based upon the option pool available, the grant of a stock option equal to 1% of the then outstanding number of shares or 164,000 shares, whichever is greater, upon the one-year anniversary of his employment. The options vest 50% on the first anniversary date of the grant and the remaining 50% vest monthly over a 36 month period. Mr. Bacci is entitled to severance pay equal to 12 months of his base salary and the reimbursement of medical premiums for twelve months if his employment is terminated by the Company other than for “cause” or if he resigns employment for “good reason.” If his termination occurs within 12 months following a “change in control,” he will also be provided an additional payment equal to his maximum incentive compensation for the fiscal year of the termination, and any stock options would become fully vested and exercisable as of the date of termination.

We have entered into an executive employment agreement with our CFO, Susan K. Conner. The employment agreement provides for base salary equal to $270,000, subject to increase from time to time, an annual incentive bonus opportunity equal to 50% of her current base salary, the grant of a stock option upon her initial employment for 150,000 shares, and the grant of a stock option for 81,922 shares upon the one-year anniversary of her employment which represented 0.5% of the Company’s then-outstanding common stock. The options vest over a period of four years. Ms. Conner is entitled to severance pay equal to 12 months of her base salary and the reimbursement of medical premiums for twelve months if her employment is terminated by the Company other than for “cause,” or if she resigns employment for “good reason,” or the Company elects to terminate her employment within months following a “change in control.” In the event of a termination following a “change in control,” she will also be provided an additional payment equal to her maximum incentive compensation for the fiscal year of the termination, and any stock options would become fully vested and exercisable as of the date of termination.

We also have entered into a severance agreement with our Vice President and General Manager, Gupta Technologies and Composer Technologies, Frank Verardi. The severance agreement provides for payment to Mr. Verardi of six months of his base salary and the reimbursement for medical premiums for six months if his employment is terminated by the Company other than for “cause” or as a result of a “change in control.”

Change of Control

Under our 2001 and 2010 Stock Option Plans, should we merge with or otherwise be acquired by another company in a transaction where our stockholders do not retain a majority of the voting stock, such event would constitute a “Change of Control.” If there is a Change of Control and the successor company fails to either assume the outstanding options or substitute substantially equivalent options in its own stock, the Compensation Committee, in its discretion may, (i) accelerate the vesting of all outstanding options and the options would then become immediately exercisable, or (ii) cash-out the vested shares, and unvested shares if so determined by the Compensation Committee. Any outstanding options will terminate if they are not exercised upon consummation of the merger or assumed or replaced by the successor corporation.

Outstanding Equity Awards at April 30, 2015

The following table summarizes the outstanding equity award holdings by our named executive officers.

	Number of Securities	Number of Securities
Executive	Underlying Unexercised	Underlying Unexercised	Option Exercise Price	Option Grant Date	Option Expiration Date
	Options (Exercisable)	Options (Unexercisable)
	(#)	(#)	($)
Timothy P. Bacci	8,000	-	3.46	8/20/2009 (1)	8/20/2019
	10,000	-	3.56	5/4/2010 (1)	5/4/2020
	5,000	-	2.9	5/2/2011 (1)	5/2/2021
	7,500	-	1.92	7/1/2011 (1)	7/1/2021
	12,500	-	1.4	5/1/2012 (1)	5/1/2022
	-	655,378	0.72	12/10/2014 (2)	12/10/2024

Susan K. Conner	71,875	78,125	1.1	5/29/2013 (3)	5/29/2023
	-	81,922	1.28	5/27/2014 (3)	5/27/2024

Frank Verardi	4,000	-	2.3	2/2/2005 (3)	2/2/2015
	22,500	-	2.6	5/5/2009 (3)	5/5/2019
	22,500	-	3.56	5/4/2010 (3)	5/4/2020
	8,812	188	2.9	5/2/2011 (3)	5/2/2021
	9,492	633	1.92	7/1/2011 (3)	7/1/2021
	25,520	9,480	1.4	5/1/2012 (4)	5/1/2022

(1)	Represents stock options which vest monthly over 12 months from the grant date.

(2)	Represents stock options which vest 50% after 12 months from the date of grant, and the remaining 50% vest monthly thereafter through the fourth anniversary of the grant date.

(3)	Represents stock options which vest 25% after 12 months from the date of grant, and the remaining 75% vest monthly thereafter through the fourth anniversary of the grant date.

(4)	Represents stock options which vest monthly over 24 months from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who beneficially own more than 10% of Daegis’ equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed by them.

Timothy P. Bacci, our President and CEO, affected a late Form 4 on December 22, 2014. Based solely upon our review of such reports furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, Directors and more than 5% stockholders for the fiscal year ended April 30, 2015, were met.

The following table sets forth certain information as of June 30, 2015 (unless otherwise indicated), with respect to the beneficial ownership of our common stock by: (i) each member of the Board; (ii) each of our NEOs; (iii) all of our Directors and executive officers as a group; and (iv) each stockholder who is known to us to own beneficially more than 5% of our outstanding common stock.

	Common Shares Owned
	Number of Shares	Percentage of Total
	of Common Stock	Common Stock
Name and Address of Beneficial Owner (1)
Directors
Steven D. Whiteman (2)	90,448	*
Robert M. Bozeman (3)	75,500	*
Richard M. Brooks (4)	60,200	*
Darrell B. Montgomery (5)	3,333	*

Executive Officers
Timothy P. Bacci (6) (7)	3,230,612	19.67%
Susan K. Conner (8)	174,286	1.06%
Frank Verardi	49,389	*
All Directors and Executive Officers as a Group (7 persons)	3,683,768	22.06%

5% Stockholders

BlueLine Partners, LLC (6)	3,187,077	19.45%
Norman H. Pessin & Sandra F. Pessin (9)	2,057,991	12.56%
The Jensen Revocable Trust (10)	1,236,634	7.55%

* Less than 1%

(1)	The percentage of shares beneficially owned is based on 16,384,444 shares of common stock outstanding as of June 30, 2015. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of June 30, 2015, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the beneficial owner in the table may be contacted in care of Daegis Inc., 600 E. Las Colinas Boulevard, Suite 1500, Irving, TX 75039.

(2)	Includes 55,500 shares that Mr. Whiteman has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of June 30, 2015.

(3)	Includes 50,500 shares that Mr. Bozeman has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of June 30, 2015.

(4)	Includes 53,500 shares that Mr. Brooks has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of June 30, 2015.

(5)	Includes 3,333 shares that Mr. Montgomery has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of June 30, 2015.

(6)	BlueLine Capital, LLC is the investment manager for a variety of private investment funds and is based in California. Mr. Timothy P. Bacci and Mr. Scott Shuda are the Managing Directors of BlueLine Partners, LLC and they manage BlueLine Capital Partners, L.P., BlueLine Capital Partners II, L.P., BlueLine Capital Partners III, L.P., BlueLine Capital Partners LLC, and BlueLine Capital Partners II, LLC. Mr. Bacci also directly owns 3,887 shares. See note (7) below. As reported in Schedule 13D/A filed on March 24, 2011, BlueLine Partners, LLC 3480 Buskirk Avenue, Suite 214, Pleasant Hill, California 94523, has shared voting and dispositive power to such shares.

(7)	Includes 43,000 shares that Mr. Bacci has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of June 30, 2015. Includes 3,187,077 shares beneficially owned as a managing director of BlueLine Capital, LLC.

(8)	Includes 109,976 shares that Ms. Conner has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of June 30, 2015.

(9)	As reported in Schedule 13D filed on December 19, 2013, Mr. Norman H. Pessin and Ms. Sandra F. Pessin, 366 Madison Avenue, 14th Floor, New York, NY 10017, are private investors and have sole voting and dispositive power over 2,006,056 and 51,935 shares, respectively.

(10)	Mr. Kurt A. Jensen beneficially owns The Jensen Revocable Trust along with his wife, Ms. Carolyn L. Jensen, who collectively are co-settlors, co-trustees, and co-beneficiaries of The Jensen Revocable Trust, 1344 Adams St., Saint Helena, CA 94574. As reported in Schedule 13D filed on February 5, 2013, Mr. Kurt A. Jensen and Ms. Carolyn L. Jensen share voting and investment power over all the foregoing shares. These shares were issued as part of the Company’s acquisition of Daegis in June 2010. Mr. Jensen had been the president and CEO of Strategic Office Solutions, Inc. (dba Daegis).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amounts Due from Officers, Directors and Principal Stockholders.

We have made no loans to executive officers, Directors, stockholders or other affiliates. Any such loan must be approved by a majority of those Board members who are independent of and have no interest in the transaction.

On June 30, 2011, the Company completed a $4.0 million private placement which included the issuance of 1,666,667 shares of preferred stock to BlueLine Capital, LLC. The preferred stock included an annual dividend of 10% payable in cash or stock, at the Company’s option. The preferred stock automatically converted on a 1-for-1 basis into shares of common stock of the Company on June 30, 2013. The preferred stock had no other preferences. One of our Board members and our President and CEO, Timothy P. Bacci, is a managing director of BlueLine Partners.

During fiscal 2013, the Board requested Mr. Timothy P. Bacci to review various operational, sales and marketing functions within the Company and to provide related recommendations to the Company based on the results of this review. For these services, until being appointed the Interim CEO, Mr. Bacci earned $180,000 in fiscal 2013. His current fee arrangement as President and CEO is discussed under “Executive Employment and Severance Agreements.”

Director Independence.

Four of our five Directors are independent under the NASDAQ Listing Rules. Only Mr. Bacci, our President and CEO, is not considered independent under such rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

General

Whitley Penn LLP (“Whitley Penn”) has been selected by the Audit Committee as our independent registered accounting firm for fiscal years ended April 30, 2016 and 2015. During fiscal 2014, our Audit Committee requested management solicit proposals from several independent registered accounting firms for professional services related to the audit of our financial statements. On January 13, 2014, the Audit Committee engaged Whitley Penn as our independent registered public accounting firm to audit our financial statements commencing with the fiscal year ended April 30, 2014. On January 13, 2014, we also notified Grant Thornton LLP (“Grant Thornton”), our independent auditors for the fiscal year ended April 30, 2013, of our election to dismiss Grant Thornton as our independent registered public accounting firm.

A representative of Whitley Penn is expected to be present at the 2015 Annual Meeting. Such representative will have the opportunity to make a statement if such representative desires to do so, and such representative is expected to be available to respond to appropriate questions.

Grant Thornton’s report on our consolidated financial statements for the fiscal year ended April 30, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor did Grant Thornton qualify or modify its opinion as to uncertainty, audit scope or accounting principles. During the year ended April 30, 2013, and through January 13, 2014, we had no disagreement with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of disagreement in their reports on our consolidated financial statements; or reportable events, as described under Item 304(a)(1)(v) of Regulation S-K. The material weakness in our internal control over financial reporting described in our filings with the SEC containing the above-referenced financial statements related to our contract modification process. Grant Thornton agreed with the foregoing disclosures as evidenced by their letter addressed to the SEC, which was filed with our Current Report on Form 8-K, dated January 17, 2014.

During the year ended April 30, 2013, and through January 13, 2014, Whitley Penn was not engaged as an independent accountant to audit either our financial statements or those of any of our subsidiaries, nor have we or anyone acting on our behalf consulted with Whitley Penn regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement or reportable event as set forth in Item 304(a)(2)(ii) of Regulation S-K.

Fees Paid to Independent Public Accountants

The following is a summary of professional fees billed to us by Whitley Penn and Grant Thornton for the years ended April 30, 2015 and April 30, 2014:

	Whitley Penn		Grant Thornton
	2015	2014	2014
Audit Fees (1)	$148,458	$112,099	$143,598
Audit-Related Fees (2)	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total Fees	$148,458	$112,099	$143,598

(1)	The audit fees for fiscal years 2015 and 2014 represent the amounts billed to the Company for services rendered during the fiscal year, even if the auditor did not bill the Company for those services until after the end of the fiscal year. In accordance with the SEC’s definitions and rules, audit fees represent fees for professional services for the audit of the Company’s consolidated financial statements included in our annual report on Form 10-K, for the review of the Company’s unaudited consolidated financial statements included in our quarterly reports on Form 10-Q, and for the review of registration statements and issuance of consents for services that are normally provided by the accountant in connection with statutory and regulatory filings.

(2)	Audit-related fees are billings for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, including attestation services that are not required by statute or regulation.

Pre-Approval Policies and Procedures

In order to assure that the provision of services does not impair the auditor’s independence, the Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by Whitley Penn. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. Such services are reviewed on at least an annual basis and may be from time-to-time revised. All of the services provided by the independent auditor in fiscal 2015 and 2014 were pre-approved.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated April 16, 2009, by and among Unify, UCAC, Inc., a Delaware corporation and wholly owned subsidiary of Unify,and AXS-One Inc., a Delaware corporation	8-K	001-11807	2.1	April 20, 2009
2.2	Agreement and Plan of Merger, dated June 29, 2010,by and among Unify Corporation, Unify Acquisition Corp., and Strategic Office Solutions, Inc. (dba Daegis)	8-K	001-11807	10.1	July 1, 2010
3.1	Restated Certificate of Incorporation of the Company	S-1	333-03834	3.1	April 19, 1996
3.2	Amendment to Restated Certificate of Incorporation of the Company	10-K/A	001-11807	3.2	December 18, 2007
3.3	Amended and Restated Bylaws of the Company	8-K	001-11807	3.2	July 6, 2011
3.4	Certificate of Ownership and Merger	8-K	001-11807	3.1	July 6, 2011
4.1	Form of Stock Certificate	S-1/A	333-03834	4.1	May 22, 1996
4.2	Registration Rights Agreement dated November 20, 2006	8-K	001-11807	10.19	November 29, 2006
4.3	Form of 2006 Warrants	10-K/A	001-11807	4.7	December 18, 2007
4.4	Special Situations Stock Purchase Agreement dated April 23, 2004	10-K	001-11807	10.11	July 21, 2004
4.5	Special Situations Registration Rights Agreement dated April 23, 2004	10-K	001-11807	10.12	July 21, 2004
4.6	Form of 2009 Warrants	10-K	001-11807	4.11	July 22, 2009
4.7	Registration Rights Agreement dated June 29, 2010	8-K	001-11807	10.3	July 1, 2010
4.8	Form of 2010 Warrant	8-K	001-11807	10.4	July 1, 2010
4.9	Form of Subordinated Indemnity Note	8-K	001-11807	10.5	July 1, 2010
4.10	Form of Subordinated Purchase Note	8-K	001-11807	10.6	July 1, 2010
4.11	Certificate of Designations, Preferences and Rights of Series G Preferred	8-K	001-11807	4.1	July, 7, 2011

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.13	Securities Purchase Agreement dated June 30, 2011 by and among the Company and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.2	July, 7, 2011
4.14**	Registration Rights Agreement dated June 30, 2011 by and between the Company, the Guarantors thereto and Blue Line Catalyst Fund IX LP	8-K	001-11807	10.3	July, 7, 2011
10.1**	Credit Agreement dated June 30, 2011 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	July, 7, 2011
10.2*	2001 Stock Option Plan	10-Q	001-11807	10.9	March 14, 2002
10.3*	2010 Stock Option Plan	14-A	001-11807	-	July 26, 2010
10.4	Separation and General Release Agreement between Todd Wille and the Registrant dated January 17, 2013	10-Q	001-11807	10.1	March 8, 2013
10.5	Separation and General Release Agreement between Steven Bonham and the Registrant dated January 17, 2013	10-Q	001-11807	10.2	March 8, 2013
10.6	Form of Indemnification Agreement	10-K	001-11807	10.5	July 22, 2009
10.7	Amendment No. 1 to the Credit Agreement dated March 14, 2012 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC	8-K	001-11807	10.1	March 16, 2012
10.8	Amendment No. 3 to the Credit Agreement date July 31, 2013 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	August 5, 2013
10.9	Amendment No. 5 to the Credit Agreement dated August 5, 2014 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	August 6, 2014
10.10	Amendment No. 7 to the Credit Agreement dated April 30, 2015 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	8-K	001-11807	10.1	April 5, 2015
10.11	Amendment No. 9 to the Credit Agreement dated July 31, 2015 by and among the Company and the Guarantors thereto and Wells Fargo Capital Finance LLC.	10-K	001-11807	10.11	August 5, 2015

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.12*	Executive Employment Agreement by and between Timothy P. Bacci and the Registrant effective December 10, 2014	10-Q	001-11807	10.1	December 12, 2014
10.13*	Executive Employment Agreement by and between Susan K. Conner and the Registrant effective December 10, 2014	10-Q	001-11807	10.2	December 12, 2014
10.14	Separation and General Release Agreement between Frank Verardi and the Registrant dated May 6, 2015	8-K	001-11807	10.1	May 6, 2015
10.15	Separation and General Release Agreement between Deborah Jillson and the Registrant dated September 23, 2014	8-K	001-11807	10.1	September 23, 2014
14.1	Code of Ethics for Senior Officers	10-K	001-11807	14	July 21, 2004
21.1	Subsidiaries of the Registrant	10-K	001-11807	21.1	August 5, 2015
23.1	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm	10-K	001-11807	23.1	August 5, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Timothy P. Bacci, Chief Executive Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-11807	32.1	August 5, 2015

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.2	Certification of Susan K. Conner, Chief Financial Officer of Daegis Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-11807	32.2	August 5, 2015
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Exhibit pertains to a management contract or compensatory plan or arrangement.

**	A portion of the exhibit has been has been granted confidential treatment and has been omitted. All such omitted material has been filed with the Securities and Exchange Commission pursuant to Rule 24B-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

DAEGIS INC.

	By:	/s/ TIMOTHY P. BACCI
Timothy P. Bacci
Chief Executive Officer (Principal Executive Officer)

Dated: August 28, 2015

INDEX TO EXHIBITS

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