Form 10-Q
period 2015-07-31
DAEGIS INC.
filed 2015-09-14
CIK 880562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

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

YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,388,826 shares of common stock, $0.001 par value, as of September 14, 2015.

DAEGIS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2015	2015
ASSETS
Current assets:
Cash	$2,460	$5,426
Accounts receivable, net of allowances of $50 and $106, respectively	2,654	3,918
Prepaid expenses	510	765
Other current assets	217	203
Total current assets	5,841	10,312

Property and equipment, net of accumulated depreciation of $5,659 and $5,563,
respectively	872	864
Goodwill	11,706	11,706
Intangibles, net	3,767	4,102
Other assets	427	422
Total assets	$22,613	$27,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$465	$616
Current portion of long-term debt	755	1,029
Accrued compensation and related expenses	879	869
Other accrued liabilities	785	881
Deferred revenue	5,984	7,584
Total current liabilities	8,868	10,979

Long-term debt, net of current portion	9,058	10,810
Deferred tax liabilities, net	955	1,119
Common stock warrant liability	125	195
Other long-term liabilities	578	623
Total liabilities	19,584	23,726

Commitments and contingencies

Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	100,338	100,293
Accumulated other comprehensive income	280	280
Accumulated deficit	(97,606)	(96,910)
Total stockholders’ equity	3,029	3,680
Total liabilities and stockholders’ equity	$22,613	$27,406

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	July 31,
	2015	2014
Revenues:
Product	$532	$635
Services	4,688	6,027
Total revenues	5,220	6,662
Operating expenses:
Direct cost of revenue	1,880	2,061
Product development	1,291	1,173
Selling, general and administrative	2,859	3,370
Total operating expenses	6,030	6,604
(Loss) income from operations	(810)	58
Other (expense) income
Gain from change in fair value of common stock warrant liability	70	95
Interest expense	(210)	(303)
Other, net	(3)	(100)
Total other (expense) income	(143)	(308)
Loss before income taxes	(953)	(250)
Benefit from income taxes	257	3
Net loss	$(696)	$(247)

Loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted-average shares used in computing loss per share:
Basic	16,389	16,384
Diluted	16,389	16,384

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(696)	$(247)

Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation	120	183
Amortization of intangible assets	336	384
(Benefit from) provision for doubtful accounts	(39)	108
Stock based compensation expense	45	27
Deferred tax liability	(164)	(4)
Gain from change in fair value of common stock warrant liability	(70)	(95)
Changes in operating assets and liabilities:
Accounts receivable	1,303	1,412
Prepaid expenses and other current assets	241	34
Other assets	(5)	35
Accounts payable	(151)	125
Accrued compensation and related expenses	10	(320)
Other accrued liabilities	(96)	(15)
Deferred revenue	(1,649)	(1,382)
Other long term liabilities	3	(20)
Net cash (used in) provided by operating activities	(812)	225

Cash flows from investing activities:
Purchases of property and equipment	(128)	(33)
Net cash used in investing activities	(128)	(33)

Cash flows from financing activities:
Principal payments under debt obligations	(2,004)	(2,251)
Principal payments on capital leases	(22)	(31)
Net cash used in financing activities	(2,026)	(2,282)

Net change in cash	(2,966)	(2,090)
Cash, beginning of period	5,426	7,178
Cash, end of period	$2,460	$5,088

Supplemental cash flow information:
Cash paid for interest	$179	$256
Cash paid for income taxes	$27	$52

See accompanying notes to unaudited condensed consolidated financial statements.

DAEGIS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

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

The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a controlling interest. Intercompany transactions and balances have been eliminated. While the interim financial information contained in this filing is unaudited, such financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as filed with the SEC.

In fiscal 2014, we completed the restructuring and realignment of our Company to meet customer and market needs, and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance solution that provides end-to-end data preservation and litigation readiness for our customers and clients. In the second quarter of fiscal 2015, we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance, migration, and development solutions. In the fourth quarter of fiscal 2015, we completed the transformation of our Information Governance and Migration and Development Tools business under common functional leadership as well as an integrated sales and marketing approach. In the first quarter of fiscal 2016, we announced that we are de-emphasizing the eDiscovery services component of our business. Accordingly, we no longer provide results on a segment basis as discrete financial information is not available. Today we sell our software solutions through three product lines: Information Governance, Development Tools, and Migration.

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

In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We are currently evaluating the new guidance and do not expect it will have an impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this Update are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not expect the guidance to have a material impact on the Company.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The amendments in the Update are effective for interim and annual periods beginning after December 15, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

3. Intangible Assets

Intangible asset balances by major asset class are as follows (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
July 31, 2015	amount	amortization	amount
Customer-related	$6,236	$(5,218)	$1,018
Technology-based	2,638	(2,418)	220
Trademarks	4,600	(2,071)	2,529
Trade name	100	(100)	-
Total	$13,574	$(9,807)	$3,767

	Gross		Net
	carrying	Accumulated	carrying
April 30, 2015	amount	amortization	amount
Customer-related	$6,236	$(5,083)	$1,153
Technology-based	2,638	(2,346)	292
Trademarks	4,600	(1,943)	2,657
Trade name	100	(100)	-
Total	$13,574	$(9,472)	$4,102

Acquired finite-lived intangible assets are generally amortized on a straight-line basis over their estimated useful lives. The useful life of finite-lived intangible assets is the period over which the asset is expected to contribute directly or indirectly to future cash flows of the Company. Intangible amortization expense for the three months ended July 31, 2015 and 2014 was $0.3 million and $0.4 million, respectively. The estimated future amortization expense related to intangible assets as of July 31, 2015, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2016	$761
2017	814
2018	774
2019	774
2020	558
Thereafter	86
Total	$3,767

4. Accrued Restructuring Charge

On December 3, 2013, we announced the completion of our organizational alignment in which the Archive and eDiscovery businesses were combined. The alignment included movement of our operations, workforce reductions, abandonment of excess facilities and other charges in the Information Governance (formerly Archive and eDiscovery) reportable segment.

A summary of the restructuring and other costs recognized as of July 31, 2015, are as follows:

				Deferred
		Lease	Asset	Rent	Other
	Severance	Abandonment	Impairment	Liability	Costs	Total
Amounts incurred and expected to be
incurred	$420	$933	$127	$(356)	$88	$1,212

For the three months ended July 31, 2015, we had no cost associated with the restructuring. For the three months ended July 31, 2014, we incurred total cost of $171 thousand which included $150 thousand related to lease abandonment cost and $21 thousand of other cost.

At July 31, 2015, the accrued liability associated with the realignment consisted of an accrual for lease abandonment as follows:

Accrued liability at April 30, 2015	$224
Charges	-
Payments, net	(59)
Adjustments	12
Accrued liability at July 31, 2015	$177

The restructuring and other related charges are included in the selling, general and administrative expense line item in the Unaudited Condensed Consolidated Statements of Operations.

5. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches and establish a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our estimates of assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

We value our common stock warrant liability on a recurring basis based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. Changes in the fair value of the warrants are reflected in the Unaudited Condensed Consolidated Statements of Operations as “Gain from change in fair value of common stock warrant liability.”

Fair Value on a Recurring Basis

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended July 31, 2015:

(in thousands)	Common stock warrants
Balance at April 30, 2015	$195
Change in fair value of common stock warrant liability	(70)
Balance at July 31, 2015	$125

6. Long-Term Debt

In June 2011, the Company entered into a credit agreement with Wells Fargo Capital Finance (the “Credit Agreement”). The Credit Agreement consisted of two term notes and a revolving credit line agreement. Effective July 31, 2014, the Company entered into an amendment to its Credit Agreement. In order to secure its obligations under the Credit Agreement, we granted the lender a first priority security interest in substantially all of our assets. The total amount that is allowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

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

Effective April 30, 2015, the Company entered into an amendment to the Credit Agreement. This amendment, in conjunction with a $1.5 million elective pre-payment, standard principal payment of $0.3 million and principal pre-payment of $0.3 million reduced the principal balance on the Term A loan to $7.3 million. This amendment also modified certain financial covenants and requires additional borrowing under the revolver to be subject to the bank’s sole and absolute discretion. The Company now incurs interest at the prevailing LIBOR rate plus 6% per annum.

Our long-term debt consists of the following (in thousands):

	July 31,	April 30,
	2015	2015
Term Note A	$7,313	$9,317
Revolving line of credit	2,500	2,500
Capital leases	-	22
	9,813	11,839
Less current portion	(755)	(1,029)
Total long term debt, net	$9,058	$10,810

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

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels, and a certain minimum amount of qualified cash, and recurring revenues, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement, as amended, also contains various information and financial reporting requirements.

Effective July 31, 2015, the Company entered into an amendment to the Credit Agreement. This amendment modified certain financial covenants, waived the one time excess cash flow payment due in respect of fiscal year end April 30, 2015, and provided that the lenders agree, subject to no other defaults occurring and other conditions, to forbear from exercising their rights and remedies under the Credit Agreement through November 30, 2015. The Company is in compliance with all such covenants and requirements, as modified by the amendment, as of July 31, 2015.

A summary of expected future principal payments, excluding any annual principal payments based on free cash flow, on long-term debt obligations as of July 31, 2015, is as follows (in thousands):

Fiscal Year Ending April 30,	Amount
Remainder of 2016	$504
2017	1,007
2018	8,302
$9,813

7. Stock Compensation Information

Stock-based compensation expense is determined from the estimated fair value of stock-based awards at the date of grant and is recognized over the vesting period of the awards, net of estimated forfeitures. Stock-based compensation expense was comprised of the following (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Direct costs of revenue	$4	$2
Product development	1	3
Selling, general and administrative	40	22
Total equity-based compensation	$45	$27

We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions including expected term, interest rates and expected volatility. Changes in the assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. There were no stock-based awards granted during the three months ended July 31, 2015. For the three months ended July 31, 2014, the weighted-average input assumptions used and resulting fair values were as follows:

Expected term (in years)	4.0
Risk-free interest rate	1.3%
Volatility	74%
Dividend yield	-
Weighted-average fair value of stock options granted during the period	$0.68

We calculate our expected term using the simplified method, as the historical exercise data does not provide a reasonable basis upon which to estimate expected life, due to operational and structural changes of the Company. The risk-free interest rate is based upon United States Treasury interest rates appropriate for the expected term of the awards. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options. We did not pay cash dividends to common stockholders in fiscal 2015 or year to date in fiscal 2016, and do not anticipate paying any cash dividends on common stock in the foreseeable future. Accordingly, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

At July 31, 2015, there was approximately $0.3 million of unrecognized compensation expense related to unvested stock-based awards granted. The unrecognized expense is expected to be recognized over a weighted-average period of 3.01 years.

A summary of our stock option activity for the three months ended July 31, 2015, is as follows:

		Weighted-	Weighted-
		average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (in years)	value (1)
Outstanding at April 30, 2015	1,849,721	$1.67	7.62	$56,395
Granted	-
Exercised	-
Cancelled/expired	(186,514)
Outstanding at July 31, 2015	1,663,207	1.60	7.57	-
Exercisable at July 31, 2015	655,529	$2.76	5.14	$-

(1)	Aggregate intrinsic value is defined as the difference between the current market value and the exercise price. It is estimated using the closing price of our common stock on the last trading day of the periods ended as of the dates indicated.

There were no awards exercised during the three months ended July 31, 2015 and 2014. The total fair value of awards vested during the three months ended July 31, 2015 and 2014, was $35 thousand and $27 thousand, respectively. The total fair value of awards granted during the three months ended July 31, 2015 and 2014, was zero and $0.1 million, respectively.

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

We are subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In general, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years before 2008. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2015 and April 30, 2015, we did not have any accrued interest or penalties associated with unrecognized tax benefits, nor did we record interest expense associated with unrecognized tax benefits in the three months ended July 31, 2015 and 2014.

9. Loss Per Share

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

(in thousands, except per share amounts)	Three Months Ended
	July 31,
	2015	2014
Net loss	$(696)	$(247)
Dividends paid and payable on preferred stock	-	-
Net loss available to common stockholders	$(696)	$(247)

Weighted-average shares of common stock outstanding, basic	16,389	16,384
Effect of dilutive securities	-	-
Weighted-average shares of common stock outstanding, diluted	16,389	16,384

Loss per share of common stock:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Antidilutive securities
Number of stock options	1,663	1,091
Number of warrants	719	719

Potentially dilutive securities that are not included in the diluted net loss calculation are antidilutive, because the exercise prices of these securities are greater than the average market price of the stock during the respective periods. Due to the loss on common stock for the three months ended July 31, 2015 and 2014, the effect of outstanding stock-based awards was excluded from the computation of diluted loss per common share as their effect was antidilutive.

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as filed with the SEC.

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

In fiscal 2014, we completed the restructuring and realignment of our Company to meet customer and market needs, and to operate with a more effective cost structure. We combined our Archive and eDiscovery businesses to offer a complete, cohesive information governance solution that provides end-to-end data preservation and litigation readiness for our customers and clients. In the second quarter of fiscal 2015, we announced the Company will move from selling products through business divisions to a holistic approach by product line featuring information governance, migration, and development solutions. In the fourth quarter of fiscal 2015, we completed the transformation of our Information Governance and Migration and Development Tools business under common functional leadership as well as an integrated sales and marketing approach. In the first quarter of fiscal 2016, we announced that we are de-emphasizing the eDiscovery services component of our business. Accordingly, we no longer provide results on a segment basis as discrete financial information is not available. Today we sell our software solutions through three product lines: Information Governance, Development Tools, and Migration.

Our Information Governance products simplify and reduce the cost of information governance and eDiscovery while mitigating risk by improving data management. Our software includes Daegis AXS-One archiving for managing the preservation, collection, review and disposal of structured and unstructured data; Daegis Edge, our hosted, end-to-end eDiscovery software for processing, search, review and production of data; and Daegis Acumen technology-assisted review. Our services include project management, collection and hosting of data.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“Codification”) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first quarter of fiscal 2016, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended April 30, 2015, which was previously filed with the SEC, provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 31,
	2015	2014
Revenues:
Product	10.2%	9.5%
Services	89.8	90.5
Total revenues	100.0	100.0
Operating expenses:
Direct costs of revenue	36.0	30.9
Product development	24.7	17.6
Selling, general and administrative	54.8	50.6
Total operating expenses	115.5	99.1
(Loss) income from operations	(15.5)	0.9
Other (expense) income
Gain from change in fair value of common stock warrant liability	1.3	1.4
Interest expense	(4.0)	(4.6)
Other, net	(0.1)	(1.5)
Total other (expense) income	(2.8)	(4.7)
Loss before income taxes	(18.3)	(3.8)
Benefit from income taxes	4.9	0.1
Net Loss	(13.4)	(3.7)

Total Revenues

The Company generates revenue from products and services including software-as-a-service sales as well as maintenance, support and consulting services. Our products and services are sold by our direct sales force in the U.S. and Europe and through indirect channels comprised of distributors, ISVs, VARs, and other partners worldwide.

Total revenue for the three months ended July 31, 2015 was $5.2 million, a decrease of $1.4 million or 21.6% from the three months ended July 31, 2014. In the first quarter of fiscal 2016, we announced that we are de-emphasizing the eDiscovery services component of our business which declined $1.3 million for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. In addition, our maintenance revenue declined by approximately $0.2 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to the strengthening U.S. dollar against the Euro.

Product revenue for the three months ended July 31, 2015 was $0.5 million, a decrease of $0.1 million or 16.2% from the three months ended July 31, 2014. The revenue from products fluctuates depending on the timing of software license sales. There were two larger software license sales in the first quarter of fiscal year 2015 that did not recur in the first quarter of fiscal year 2016.

Services revenues for the three months ended July 31, 2015 was $4.7 million compared to $6.0 million for the same period last year, a decrease of $1.3 million or 22.2%. This decrease is primarily the result of the resolution of a legal matter in the second quarter of fiscal year 2015 for our previous largest customer, as the consulting service for this particular eDiscovery matter was complete. This customer represented 15% of our consolidated revenue during the first quarter of fiscal year 2015. In addition revenue declined $0.4 million as we de-emphasize the eDiscovery component of our business.

Operating Expenses

Direct Costs of Revenue. Direct costs of revenue consist primarily of expenses related to employees, facilities, royalty payments, third party vendors and the amortization of purchased technology from third parties that were directly related to the generation of revenue. Direct costs of revenue was $1.9 million for the three months ended July 31, 2015, compared to $2.1 million in the same period of fiscal year 2015, a decline of $0.2 million. The decrease is primarily a result of the de-emphasizing of the eDiscovery services component of our business and consisted primarily of salaries and related cost.

Product Development. Product development efforts are focused on continued enhancements and increased functionality for all of our core products: Daegis AXS-One Archive, Daegis Edge, Team Developer, NXJ, Accell, VISION, SQLBase, Data Server, Report Builder, Composer CipherSoft and Composer Notes. Product development expenses consist primarily of employee and facilities costs incurred in the development and testing of new products and in the porting of new and existing products to additional hardware platforms and operating systems. Product development costs in the three months ended July 31, 2015, was $1.3 million, an increase of $0.1 million compared to the three months ended July 31, 2014. The increase in product development expenses is primarily a result of increased headcount and related expenses.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, marketing programs, travel expenses, professional services, facilities expenses, amortization of intangible assets, and bad debt expense. SG&A expense was $2.9 million and $3.4 million for the three months ended July 31, 2015 and 2014, respectively. The decrease in SG&A expense is primarily due to a reduction in outside consulting costs and decreased headcount and related expenses. This decrease was somewhat offset by an increase in severance related to de-emphasizing the eDiscovery services component of our business. In addition, intangible amortization decreased by $48 thousand from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 as certain intangible assets related to acquired technology and customer relationships became fully amortized.

Gain from Change in Fair Value of Common Stock Warrant Liability. The change in fair value of common stock warrant liability for the three months ended July 31, 2015 resulted in a gain of $70 thousand, compared to a gain of $95 thousand in same period last year. The change is due primarily to changes in our common stock share price during the periods.

Interest Expense. Interest expense for the three months ended July 31, 2015 was $0.2 million compared to $0.3 million for the same period last year. The decrease in interest expense is due primarily to a decrease in the total outstanding debt as a result of the excess cash flow payment in July 2014 of $1.9 million, quarterly principal payments of $0.3 million and the additional $1.5 million payment made in conjunction with amendment seven of the debt agreement.

Other, Net. Other, net consists primarily of foreign exchange rate gains and losses and other income. Other, net was a loss of $3 thousand compared to a loss of $100 thousand for the three months ended July 31, 2015 and 2014. The loss for the three months ended July 31, 2015, is primarily related to the impact of foreign currency exchange rate changes on our euro denominated cash account and foreign denominated accounts receivable.

Provision for Income Taxes. The benefit for income tax was $257 thousand compared $3 thousand for the three months ended July 31, 2015 and 2014, respectively. For the three months ended July 31, 2015 and 2014, we recorded $75 thousand in foreign tax benefit and $3 thousand in foreign tax expense, respectively. For the three months ended July 31, 2015 and 2014, we recorded $182 thousand and $6 thousand in state and federal tax benefit, respectively. The federal tax benefit is the result of a deferred tax liability for an indefinite-lived asset.

Liquidity and Capital Resources

At July 31, 2015, the Company had cash of $2.5 million compared to $5.4 million at April 30, 2015. Cash declined primarily as a result of our elective debt payment of $1.5 million, a quarterly principal payment of $0.3 million, a quarterly principal pre-payment of $0.3 million, as well as capital expenditure purchases of $0.1 million. The Company had net accounts receivable of $2.7 million as of July 31, 2015 compared to $3.9 million as of April 30, 2015. The decline in accounts receivable is primarily the result of collection activities, the timing of maintenance revenue billings, as well as lower revenue during the period. The lower revenue is primarily related to the decline in revenue from our former largest customer, as described above.

In June 2011 the Company entered into the Credit Agreement. The Credit Agreement consisted of two term notes and a revolving credit line agreement. Effective July 31, 2014, the Company entered into an amendment to the Credit Agreement. In order to secure its obligations under the Credit Agreement, we granted the lender a first priority security interest in substantially all of our assets. The total amount that is allowed under the Credit Agreement is based on a multiplier factor of the trailing twelve months of maintenance and Software-as-a-Service revenue.

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

Effective July 31, 2015, the Company entered into an additional amendment to the Credit Agreement. This amendment modified certain financial covenants, waived the one time excess cash flow payment due in respect of fiscal year end April 30, 2015, and provides that the Lenders agree, subject to no other defaults occurring and other conditions, to forbear from exercising their rights and remedies under the Credit Agreement through November 30, 2015, as it relates to breaches of certain financial covenants for the period ended July 31, 2015.

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

As of July 31, 2015, there is $7.3 million outstanding on the term note of which $0.8 million is current.

Under the terms of the revolving line of credit, the Company can borrow up to $2.5 million. The Company incurs interest expense on funds borrowed at the prevailing LIBOR rate plus 6.0% per annum. The revolver has a maturity date of June 30, 2017. As of July 31, 2015, there is $2.5 million borrowed on the revolving line of credit, none of which is current.

We are obligated to maintain certain minimum consolidated adjusted EBITDA levels and certain minimum amount of qualified cash and recurring revenues, all as calculated in accordance with the terms and definitions determining such amounts as contained in the Credit Agreement. The Credit Agreement, as amended, also contains various information and financial reporting requirements. The Company is in compliance with all such covenants and requirements, as modified by the amendment, as of July 31, 2015.

We believe our existing cash along with forecasted operating cash flows will provide us with sufficient working capital for us to meet our operating plan for the next twelve months.

Operating Cash Flows. Cash used in operations was $0.8 million compared to cash provided by operations of $0.2 million for the three months ended July 31, 2015 and 2014, respectively. The reduction in operating cash flows was primarily the result of reduced revenue as well as the timing of maintenance renewals.

Investing Cash Flows. Net cash used in investing activities was $128 thousand and $33 thousand for the three months ended July 31, 2015 and 2014, respectively and consisted of capital expenditures.

Financing Cash Flows. Net cash used in financing activities for the three months ended July 31, 2015 and 2014 was $2.0 million and $2.3 million, respectively and consisted primarily of principal payments on the Credit Agreement.

A summary of certain contractual obligations is as follows:

as of July 31, 2015 (in thousands)	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Debt financing	$9,813	$755	$9,058	$-	$-
Estimated interest expense	1,040	570	470	-	-
Other liabilities	103	103	-	-	-
Operating leases	3,804	1,662	1,887	255	-
Total contractual cash obligations	$14,760	$3,090	$11,415	$255	$-

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

The Credit Agreement consists of outstanding balances of a $7.3 million Term Note A and a revolving line of credit agreement of $2.5 million. The Term Note A and revolving line of credit bear interest at LIBOR plus 6%. The minimum LIBOR used in the interest rate is 1.0% for Term Note A and the revolving line of credit. LIBOR at July 31, 2015 is approximately 0.19%. A hypothetical 1% increase in the LIBOR rate would have no significant impact on our interest expense for the three months ended July 31, 2015 as the minimum LIBOR rate under the credit agreement was more than the current LIBOR rate.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DAEGIS INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of business. If such matters arise, the Company cannot assure that it would prevail in such matters, nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of July 31, 2015, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. There have been no material changes in our risks from such descriptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

Termination Benefits Arrangement

Effective September 14, 2015, the Company entered into a termination benefits arrangement with a continuing executive, Mr. Minesh Patel, Vice President and Chief Technology Officer. The termination agreement provides for payment to Mr. Patel of six months of his base salary if his employment is terminated by the Company other than for “cause” or as a result of a “change in control”. The termination benefits arrangement is attached hereto as Exhibit 10.1.

Item 6. Exhibits

Exhibits
10.1	Termination Benefits Arrangement by and between Minesh Patel and the Registrant, effective September 14, 2015.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

DAEGIS INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2015	Daegis Inc.
(Registrant)

By:

/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer
(Principal Financial Officer)